Form 10-Q
period 1999-09-30
FOUNDRY NETWORKS INC
filed 1999-11-12
CIK 1090071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-26689

================================================================================

                            FOUNDRY NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                     77-0431154
 (State or other jurisdiction of             I.R.S. Employer Identification No.)
  incorporation or organization)

                        680 West Maude Avenue, Suite 3
                              Sunnyvale, CA 94086
         (Address of principal executive offices, including zip code)

                                (408) 530-3300
             (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_]    No [X]/1/

     As of September 30, 1999, there were 57,277,117 shares of the registrant's common stock outstanding./2/

(1) The Registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (September 27, 1999) and has filed all required reports since such effective date.

(2) This share number assumes the conversion of all outstanding shares of the Registrant's preferred stock into common stock which was effectuated on October 1, 1999.

                                     INDEX
                                     -----

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Balance Sheets as of September 30, 1999 and            3
               December 31, 1998

               Condensed Statements of Operations for the Three and             4
               Nine Months Ended September 30, 1999 and 1998

               Condensed Statements of Cash Flows for the Nine                  5
               Months Ended September 30, 1999 and 1998

               Notes to Condensed Financial Statements                          6


     Item 2.   Management's Discussion and Analysis of Financial                10
               Condition and Results of Operations

               Factors That May Affect Future Results                           15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk       25

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                26

     Item 2.   Changes in Securities and Use of Proceeds                        26

     Item 3.   Defaults Upon Senior Securities                                  26

     Item 4.   Submission of Matters to a Vote of Security Holders              26

     Item 5.   Other Information                                                27

     Item 6.   Exhibits and Reports on Form 8-K                                 27

SIGNATURES                                                                      28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             FOUNDRY NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,       December 31,
                                                                                     1999               1998
                                                                              ------------------  ----------------
                                                                                  (unaudited)
                                         ASSETS
          Current assets:
            Cash and cash equivalents........................................          $ 19,734          $  4,567
            Receivable from underwriters.....................................           133,688                --
            Accounts receivable, net.........................................            20,558             6,607
            Inventories, net.................................................            13,795             7,201
            Prepaid expenses and other current assets........................               680               367
                                                                                       --------          --------
                  Total current assets.......................................           188,455            18,742

            Property and equipment, net......................................               387               496
                                                                                       --------          --------
                                                                                       $188,842          $ 19,238
                                                                                       ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          Current liabilities:
            Bank line of credit..............................................          $  2,000          $     --
            Current portion of capital lease obligations.....................                46               178
            Accounts payable.................................................             9,414             6,059
            Accrued liabilities..............................................             9,762             1,471
            Deferred revenue.................................................             2,387               371
                                                                                       --------          --------
                  Total current liabilities..................................            23,609             8,079
                                                                                       --------          --------

          Redeemable convertible preferred stock.............................            31,085            30,085
                                                                                       --------          --------

          Stockholders' equity (deficit):
            Common stock.....................................................                 4                 3
            Treasury stock...................................................                (4)               --
            Additional paid-in capital.......................................           160,383             6,120
            Notes receivable from stockholders...............................              (859)             (713)
            Deferred stock compensation......................................           (14,084)           (3,964)
            Accumulated deficit..............................................           (11,292)          (20,372)
                                                                                       --------          --------
                  Total stockholders' equity (deficit).......................           134,148           (18,926)
                                                                                       --------          --------
                                                                                       $188,842          $ 19,238
                                                                                       ========          ========

           See accompanying notes to condensed financial statements.

                             FOUNDRY NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                         -------------------------  -------------------------
                                                            1999          1998         1999          1998
                                                         -----------  ------------  -----------  ------------
                                                                (unaudited)                (unaudited)
Revenue, net............................................     $38,896      $ 4,030       $78,383      $ 8,233
Cost of revenue.........................................      17,274        1,918        35,265        4,000
                                                             -------      -------       -------      -------
     Gross profit.......................................      21,622        2,112        43,118        4,233
                                                             -------      -------       -------      -------
Operating expenses:
     Research and development...........................       2,199        3,705         5,824        6,955
     Sales and marketing................................       6,654        1,887        13,627        4,632
     General and administrative.........................       1,025          365         2,680          934
     Amortization of deferred stock
     compensation.......................................       2,248          233         7,150          233
                                                             -------      -------       -------      -------
     Total operating expenses...........................      12,126        6,190        29,281       12,754
                                                             -------      -------       -------      -------
Income (loss) from operations...........................       9,496       (4,078)       13,837       (8,521)
Interest income, net....................................          47          135            71          348
                                                             -------      -------       -------      -------
Income (loss) before provision for income
 taxes..................................................       9,543       (3,943)       13,908       (8,173)
Provision for income taxes..............................       3,737           --         4,828           --
                                                             -------      -------       -------      -------
Net income (loss).......................................     $ 5,806      $(3,943)      $ 9,080      $(8,173)
                                                             =======      =======       =======      =======

Basic net income (loss) per share.......................     $  0.28      $ (0.28)      $  0.47      $ (0.64)
                                                             =======      =======       =======      =======
Weighted average shares used in computing
 basic net income (loss) per share......................      20,905       14,166        19,131       12,753
                                                             =======      =======       =======      =======

Diluted net income (loss) per share.....................     $  0.10      $ (0.28)      $  0.17      $ (0.64)
                                                             =======      =======       =======      =======
Weighted average shares used in computing
 diluted net income (loss) per share....................      56,709       14,166        54,300       12,753
                                                             =======      =======       =======      =======

Pro forma basic net income (loss) per share.............     $  0.13      $ (0.11)      $  0.22      $ (0.25)
                                                             =======      =======       =======      =======
Weighted average shares used in computing
 pro forma basic net income (loss) per
 share (1)..............................................      43,579       36,654        41,688       32,663
                                                             =======      =======       =======      =======

(1) Pro forma basic net income (loss) per common share has been calculated assuming the conversion of the redeemable convertible preferred stock using the if-converted method into an equivalent number of common shares as if the shares had been converted on the dates of issuance.

           See accompanying notes to condensed financial statements.

                             FOUNDRY NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1999          1998
                                                                          -----------  ------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................    $  9,080       $(8,173)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation...................................................         333           498
        Amortization of deferred stock compensation....................       7,150           233
        Provision for allowance for doubtful accounts..................         782           176
        Provision for excess and obsolete inventories..................       1,466           384
        Change in operating assets and liabilities:
          Accounts receivable..........................................     (14,733)       (2,232)
          Inventories..................................................      (8,060)       (2,775)
          Prepaid expenses and other current assets....................        (313)          (51)
          Accounts payable.............................................       3,355         2,524
          Accrued liabilities..........................................       8,291           348
          Deferred revenue.............................................       2,016           177
                                                                           --------       -------
             Net cash provided by (used in) operating
               activities..............................................       9,367        (8,891)
                                                                           --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................        (224)         (321)
                                                                           --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit....................................       2,000            --
  Principal payments on capital lease obligations......................        (132)         (123)
  Proceeds from issuance of common stock...............................       3,160            37
  Repurchase of common stock...........................................          (4)          (25)
  Net proceeds from issuance of redeemable convertible
   preferred stock.....................................................       1,000        14,966
                                                                           --------       -------
             Net cash provided by financing activities.................       6,024        14,855
                                                                           --------       -------
INCREASE IN CASH AND CASH
EQUIVALENTS............................................................      15,167         5,643
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD.................................................................       4,567         3,182
                                                                           --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................    $ 19,734       $ 8,825
                                                                           ========       =======

           See accompanying notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
               (Information for the three and nine months ended
                   September 30, 1999 and 1998 is unaudited)


1.  BASIS OF PRESENTATION:
    ----------------------

     The condensed financial statements included herein have been prepared by Foundry Networks, Inc. ("Foundry"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. Foundry believes the disclosures included in the unaudited condensed financial statements when read in conjunction with the financial statements and the notes thereto included in Foundry's Prospectus dated September 27, 1999 are adequate to make the information presented not misleading.

     The unaudited condensed financial statements included herein reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 1999.


2.  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split

     A three for two stock split of Foundry's outstanding common and preferred stock was approved by Foundry's board of directors in July 1999 and by its stockholders' in August 1999. All share and per share information included in these financial statements have been retroactively adjusted to reflect this stock split.

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                  September 30,    December 31,
                                                  -------------    ------------
                                                      1999             1998
                                                  -------------    ------------
        Purchased parts...........................      $ 7,421         $5,302
        Work-in-process...........................        3,370          1,281
        Finished goods............................        3,004            618
                                                        -------         ------
                                                        $13,795         $7,201
                                                        =======         ======

Revenue Recognition

     Foundry generally recognizes product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with sales. Foundry's warranty period extends 12 months from the date of sale. The contracts with distributors do not provide for rights of return and the contract with the original equipment manufacturer also does not provide for rights of return except in the event products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

Net Income (Loss) Per Share

     Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net income
(loss) per common share as if such stock had been outstanding for all periods presented. To date, Foundry has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net income (loss) per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended September 30, 1998 Foundry has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for those periods. The total number of shares excluded from the calculations of diluted net loss per common share was 26,468,146 for the three and nine months ended September 30, 1998. For the three and nine months ended September 30, 1999, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock. Pro forma basic net income (loss) per common share for the three and nine months ended September 30, 1999 and 1998 has been calculated assuming the conversion of the redeemable convertible preferred stock using the if-converted method into an equivalent number of common shares as if the shares had been converted on the dates of issuance.


                                                                                  Three Months Ended    Nine Months Ended
                                                                                    September 30,         September 30,
                                                                                 --------------------  --------------------
                                                                                   1999       1998       1999       1998
                                                                                 ---------  ---------  ---------  ---------
                                                                                   (in thousands, except per share data)
Net income (loss)............................................................     $ 5,806   $ (3,943)   $ 9,080   $ (8,173)
                                                                                  -------   --------    -------   --------
Basic:
 Weighted average shares of common stock outstanding.........................      28,544      6,388     28,209     26,365
 Less: Weighted average shares subject to repurchase.........................      (7,639)   (12,222)    (9,078)   (13,612)
                                                                                  -------   --------    -------   --------
 Weighted average shares used in computing basic net income
  (loss) per common share....................................................      20,905     14,166     19,131     12,753
                                                                                  =======   ========    =======   ========
Basic net income (loss) per common share.....................................     $  0.28   $  (0.28)   $  0.47   $  (0.64)
                                                                                  =======   ========    =======   ========

Diluted:
 Weighted average shares of common stock outstanding.........................      28,544                28,209
 Add: Weighted average dilutive potential common stock.......................      28,165                26,091
                                                                                  =======               =======
 Weighted average shares used in computing diluted net income (loss) per
  common share...............................................................      56,709     14,166     54,300     12,753
                                                                                  =======   ========    =======   ========
Diluted net income (loss) per common share...................................     $  0.10   $  (0.28)   $  0.17   $  (0.64)
                                                                                  =======   ========    =======   ========
Pro forma basic:
 Shares used above...........................................................      20,905     14,166     19,131     12,753
 Add:  Pro forma adjustment to reflect weighted effect of assumed conversion
 of redeemable convertible preferred stock...................................      22,674     22,488     22,557     19,910
                                                                                  -------   --------    -------   --------
 Weighted average shares used in computing pro forma basic
 net income (loss) per common share..........................................      43,579     36,654     41,688     32,663
                                                                                  =======   ========    =======   ========

Pro forma basic net income (loss) per
 common share  ..............................................................     $  0.13   $  (0.11)   $  0.22   $  (0.25)
                                                                                 =========  ========   =========  ========

Business Segments

     Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches.

     For the nine months ended September 30,1999, sales to Hewlett-Packard and America Online accounted for 15.8% and 11.9% of our revenue, respectively. To date, a limited number of customers and resellers have accounted for a significant portion of Foundry's revenue. Loss of any one of these customers could have a material adverse impact on Foundry's financial condition or results of operations.

     Foundry sells to various countries in North America, Europe, Asia, South America and Australia. For the nine months ended September 30, 1999, sales to customers in the United States accounted for a majority of Foundry's revenue. Sales to individual countries outside of the United States represent less than 10% of revenue.


Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP No. 98-1). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. SOP No. 98-1 was adopted by Foundry in 1998. The adoption of SOP No. 98-1 did not have a material impact on Foundry's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Foundry's financial position or results of operations.

     In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP
No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions," (SOP No. 98-9). SOP No. 98-9 amends SOP No. 97-2 and SOP No. 98-4 by extending the deferral of the application of certain provisions of SOP No. 97-2 amended by SOP No. 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP No. 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Foundry has not had significant software sales to date and management does not expect the adoption of SOP
No. 98- 9 to have a significant effect on the financial position or results of operations.


3. INITIAL PUBLIC OFFERING:
   ------------------------

     On September 28, 1999, Foundry commenced trading of its common stock on the Nasdaq National Market in an initial public offering with the sale of 5,750,000 shares of common stock (including the exercise of the over-allotment option of 750,000 shares) at $25 per share. Cash proceeds from the offering, net of the underwriters' discount, totaled approximately $133.7 million and were received by Foundry upon the closing of the initial public offering on October 1, 1999. Accordingly, the net proceeds have been presented as a receivable from underwriters on the accompanying condensed balance sheet as of September 30, 1999. Concurrent with the closing of the offering, 22,674,885 shares of redeemable convertible preferred stock were converted into equal shares of common stock on October 1, 1999.

4. COMMON STOCK
   ------------

  As of September 30, 1999 there were 57,277,117 shares of common stock issued and outstanding. This share number assumes the conversion of 22,674,885 outstanding shares of preferred stock into equal shares of common stock. The conversion was effectuated on October 1, 1999 upon the closing of Foundry's initial public offering. In connection with the filing of Foundry's Amended and Restated Certificate of Incorporation on October 1, 1999, Foundry is authorized to issue 200,000,000 shares of common stock, $0.0001 par value and 5,000,000 shares of preferred stock, $0.0001 par value.

    In July 1999, Foundry's board of directors approved the following:

a) the adoption of Foundry's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

b) the adoption of Foundry's 1999 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of common stock options to non-employee directors. A total of 675,000 shares of common stock have been reserved for issuance under the Directors' Plan.

c) the increase of common shares reserved under the 1996 Stock Option Plan from 18,405,000 to 21,405,000 shares.

d) a three for two stock split of Foundry's outstanding common and preferred stock.

5. COMMITMENT
   ----------

  On September 28, 1999 Foundry entered into a lease for approximately 71,000 square feet to serve as Foundry's new headquarters and manufacturing facility in San Jose, CA. The lease commences on January 1, 2000 and expires on December 31, 2005. The related rent expense will be $131,000 per month.

6. SUBSEQUENT EVENT
   -----------------

    In October 1999, Foundry repaid all outstanding borrowings under the line of credit totaling $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     This discussion contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 27, 1999 and "Factors That May Affect Future Results" in this document.


Overview

  Foundry designs, develops, manufactures and markets a comprehensive suite of high performance networking products for enterprises and Internet service providers. From our inception in May 1996 through April 1997, we were engaged primarily in research and development activities and did not generate any revenue. A substantial portion of our operating expenses during this period was related to the design and development of our custom ASICs, software development and testing prototype designs. We commenced commercial shipments of our FastIron workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron, our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron family. We shipped BigIron, our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. Since the first quarter of 1998, our revenue has increased every quarter, and we were profitable for the first three quarters of 1999, although we cannot assure you that these results will be indicative of future performance.

  We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and through our OEM relationship with Hewlett-Packard. We have sales representatives in the United States, Canada, France, Germany, Taiwan, Singapore, Netherlands and the United Kingdom. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. Currently, all of our international sales, with the exception of Canada, are denominated in U.S. dollars. We generally recognize product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period.

  We expect the average selling price of our products to decline due to a number of factors, including competitive pricing pressures and rapid technological changes. Our gross margins may be affected by price declines if we are unable to reduce costs. Furthermore, our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. We generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEM. Any significant shift in revenue through resellers or our OEM, or the loss of any large customer, reseller or our OEM, could harm our gross margins, operating results and financial condition.

  We rely on two third-party manufacturing vendors that produce different assemblies for our products. Prior to the first quarter of 1999, we performed final assembly, testing, quality assurance, manufacturing engineering, documentation control and repairs of our products at our Sunnyvale facility. In the first quarter of 1999, we began transitioning assembly and testing functions from our Sunnyvale facility to our manufacturing partners. Any failure by these manufacturers to obtain cost reductions or to meet their obligations could harm our gross margins and operating results.

     In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $584,000 for the nine months ended September 30, 1998 and $17.3 million for the nine months ended September 30, 1999, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized to operations ratably over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $233,000 for each of the three and nine months ended September 30, 1998 and $2.2 million and $7.2 million for the three and nine months ended September 30, 1999, respectively. At September 30, 1999 we had approximately $14.1 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options granted to employees and directors.

     From inception to December 31, 1998, we have incurred significant losses and, as of September 30, 1999, we had an accumulated deficit of $11.3 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our sales channels.

Results of Operations

  The following table sets forth selected items from our statement of operations as a percentage of revenue for the periods indicated:

                                                                       Three Months Ended    Nine Months Ended
                                                                         September 30,         September 30,
                                                                      --------------------  -------------------
                                                                        1999       1998       1999      1998
                                                                      ---------  ---------  --------  ---------
                                                                          (unaudited)           (unaudited)
               Revenue, net.........................................     100.0%     100.0%    100.0%     100.0%
               Cost of revenue......................................      44.4       47.6      45.0       48.6
                                                                         -----     ------     -----     ------
                Gross profit........................................      55.6       52.4      55.0       51.4
                                                                         -----     ------     -----     ------
               Operating expenses:
                Research and development............................       5.7       91.9       7.4       84.5
                Sales and marketing.................................      17.1       46.8      17.4       56.3
                General and administrative..........................       2.6        9.1       3.4       11.3
                Amortization of deferred stock compensation.........       5.8        5.8       9.1        2.8
                                                                         -----     ------     -----     ------
                 Total operating expenses...........................      31.2      153.6      37.4      154.9
                                                                         -----     ------     -----     ------
               Income (loss) from operations........................      24.4     (101.2)     17.7      103.5
               Interest income/expense, net.........................       0.1        3.3       0.1        4.2
                                                                         -----     ------     -----     ------
               Income (loss) before provision for income taxes......      24.5      (97.8)     17.7      (99.3)
               Provision for income taxes...........................      (9.6)        --      (6.2)        --
                                                                         -----     ------     -----     ------
               Net income (loss)....................................      14.9%     (97.8)%    11.6%     (99.3)%
                                                                         =====     ======     =====     ======

     Revenue. Revenue increased from $4.0 million for the third quarter of 1998 to $38.9 million for the third quarter of 1999 and from $8.2 million for the nine months ended September 30, 1998 to $78.4 million for the nine months ended September 30, 1999. The increase in revenue was primarily due to the introduction of our BigIron products in the third quarter of 1998 and a greater demand for our ServerIron products in 1999. Our product introductions coincided with broad market acceptance of Gigabit Ethernet technology resulting from the adoption of the Gigabit Ethernet standard in June 1998.

     For the nine months ended September 30, 1999, sales to Hewlett-Packard and America Online accounted for 15.8% and 11.9% of revenue, respectively. Hewlett-Packard is both an OEM and an end user.

     Cost of revenue. Cost of revenue consists primarily of material, labor, overhead and warranty costs. Cost of revenue increased from $1.9 million for the third quarter of 1998 to $17.3 million for the third quarter of 1999 and from $4.0 million for the nine months ended September 30, 1998 to $35.3 million for the nine months ended September 30, 1999, primarily due to the related increase in revenue. As a percentage of revenue, cost of revenue decreased from 44.4% for the third quarter of 1999 to 47.6% for the third quarter of 1998 and from 45.0% for the nine months ended September 30, 1999 to 48.6% for the nine months ended September 30, 1998. The decrease as a percentage of revenue is primarily due to a change in the mix of products sold, production efficiencies and reductions in material and component costs.

     Gross profit. Gross profit increased from $2.1 million for the third quarter of 1998 to $21.6 million for the third quarter of 1999 and from $4.2 million for the nine months ended September 30, 1998 to $43.1 million for the nine months ended September 30, 1999. As a percentage of revenue, gross profit increased from 52.4% for the third quarter of 1998 to 55.6% for the third quarter of 1999 and from 51.4% for the nine months ended September 30, 1998 to 55.0% for the nine months ended September 30, 1999. We expect gross profit, as a percentage of revenue, to fluctuate from period to period primarily due to the mix of products sold.

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses decreased from $3.7 million for the third quarter of 1998 to $2.2 million for the third quarter of 1999 and from $7.0 million for the nine months ended September 30, 1998 to $5.8 million for the nine months ended September 30, 1999. These decreases were primarily due to significantly higher prototype and ASIC design costs incurred during 1998 related to the development and launch of our BigIron and FastIron products. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $1.9 million for the third quarter of 1998 to $6.7 million for the third quarter of 1999 and increased from $4.6 million for the nine months ended September 30, 1998 to $13.6 million for the nine months ended September 30, 1999. These increases were primarily due to the hiring of additional sales and marketing personnel, increased sales commissions expense as a result of significantly higher revenue and increased advertising and marketing efforts. We expect these expenses to increase significantly in absolute dollars as we continue to build our field sales and support organizations and expand sales and marketing activities in the future.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses increased from $365,000 for the third quarter of 1998 to $1.0 million for the third quarter of 1999 and increased from $934,000 for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. These increases were primarily due to an increase in the allowance for doubtful accounts, the addition of personnel necessary to support the increase in revenue and other general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business and operate as a public company.

     Interest income. Interest income is the net result of the interest earned on the funds we keep on deposit in an interest bearing account less any interest expense incurred on our revolving bank line of credit and capital lease obligations. Interest income decreased from $135,000 for the third quarter of 1998 to $47,000 for the third quarter of 1999. For the nine months ended September 30, 1999, interest income decreased from $348,000 for the nine months ended September 30, 1998 to $71,000 for the nine months ended September 30, 1999. The decreases were primarily due to the offset of interest expense related to borrowing on our revolving line of credit against interest earned from cash balances in our money market account in 1999. During the nine months ended September 30, 1998, we had no borrowings against our line of credit and had larger cash balances in an interest bearing account resulting from the proceeds generated from the sale of preferred stock in March 1998.

     Income taxes. We have recorded income tax expense for the nine months ended September 30, 1999 of $4.8 million. This reflects an effective tax rate of 34.7%, based upon the estimated annualized tax rate.

     Our operating results have varied significantly in the past and revenue and operating results may vary significantly in the future due to a number of factors, including: fluctuations in demand for our products and services, particularly in Europe and Asia; the cancellation or rescheduling of significant orders; our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions; announcements and introductions of new products by our competitors and us; our ability to build infrastructure to support increased growth; our ability to achieve required cost reductions; our ability to obtain sufficient supplies of single- or limited-sourced components for our products; increases in the prices of the components we purchase; our ability to attain and maintain production volumes and quality levels for our products; the mix of products sold and the mix of distribution channels through which they are sold; and costs relating to possible acquisitions and integration of technologies or businesses. See "Factors That May Affect Future Results--We may not meet quarterly financial expectations, which could cause our stock price to decline" for a discussion of the risk of fluctuations in operating results.


Liquidity and Capital Resources

     Prior to our initial public offering, Foundry financed operations primarily through the private sales of common and preferred stock and, to a lesser extent, from a capital equipment lease line and bank line of credit. At September 30, 1999 Foundry had cash and cash equivalents of $19.7 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months. On October 1, 1999, Foundry received cash proceeds, net of the underwriters' discount, totaling approximately $133.7 million upon the closing of its initial public offering.

     Cash provided by operating activities was $9.4 million for the nine months ended September 30, 1999. Cash utilized in operating activities was $8.9 million for the nine months ended September 30, 1998. The cash utilized in 1998 was due to net losses, as well as working capital required to fund our growth in operations.

     Cash utilized in investing activities was $224,000 for the nine months ended September 30, 1999 and $321,000 for the nine months ended September 30, 1998. These amounts primarily represent purchases of property and equipment, specifically computers and electronic test equipment.

     Financing activities provided $6.0 million in cash for the nine months ended September 30, 1999, consisting primarily of proceeds from the exercise of stock options, the bank line of credit and proceeds from the issuance of additional shares of redeemable convertible preferred stock, offset by principal repayments on capital lease obligations. During the nine months ended September 30, 1998, we generated $14.9 million of cash primarily from an equity financing and the exercise of stock options, offset by principal repayments on capital lease obligations.

     We currently have a bank line of credit that provides for up to $10.0 million in borrowings. We can borrow up to 80% of eligible accounts receivable against this line, which is collateralized by substantially all of our assets. This line of credit contains provisions requiring us to maintain certain minimum financial ratios measured on a monthly basis, and expires in February 2000. As of September 30, 1999, there have been borrowings of $2.0 million under this line of credit. In October 1999, we repaid these borrowings in full. Additionally, the bank has issued a standby letter of credit in the amount of $1.0 million to one of our contract manufacturers against the line of credit.

     As of September 30, 1999, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

     On September 28, 1999, we entered into a lease for approximately 71,000 square feet to serve as our new headquarters and manufacturing facility in San Jose, CA. Our lease commences on January 1, 2000 and expires on December 31, 2005. The related rent expense will be $131,000 per month.

     We believe that our cash balances and cash proceeds from our initial public offering will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.


Year 2000

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. As a result, the networks which incorporate our products and our own internal networks could fail leading to disruptions in operations and business activities.

     To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any.

     State of Readiness. Our business may be affected by year 2000 issues arising from our products or related to non-compliant internal systems developed by us or by third party vendors. Our Chief Financial Officer is responsible for coordinating and monitoring the status of our year 2000 evaluation and remediation efforts and reporting the status of our efforts to our board of directors. To date, we have not discovered any year 2000 problems with our internal systems. We continue to assess the year 2000 compliance and the potential effect of remediating the year 2000 problem for any new components of our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems.

     Our internal Quality Assurance Department has tested our current products and intends to test any new products or modified versions of our current products for year 2000 problems. To date, we have not discovered any year 2000 problems with our products. We believe that our products and our architecture are year 2000 compliant. However, our products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. If the software products of these vendors have year 2000 problems, the performance of our products may be negatively affected. For example, the software components included in some of our products rely upon dates generated by other network components which are supplied by other vendors. Each network in which our products are installed involves different combinations of third party products. We cannot evaluate whether every product which may interact with our products is year 2000 compliant. Therefore, we may face claims based on year 2000 problems in other companies' products or based on year 2000 issues arising from the integration of multiple products within the overall network. Regardless of the merits of such claims, we may be required to incur substantial expense and to devote substantial resources to legal proceedings resulting from such claims. We have represented to our customers, resellers and our OEM that our products are year 2000 compliant. If this is not true, these parties may make claims against us for breach of our representations. At this time, no such claims have been made by companies who have installed our products in their networks.

     We have identified and evaluated approximately 230 personal computers and servers and 36 software applications, including our enterprise resource planning system, used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We are continuing the process of modifying and upgrading systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business. Of all of our systems, our most important system to our continuing operations is our enterprise resource planning software. We have installed the necessary modifications to our enterprise resource planning software which has been certified by the vendor to be year 2000 compliant; however, we have not conducted, nor do we plan to conduct any independent tests to confirm year 2000 compliance of this software.

     In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices used in our headquarters and the offices of our approximately 35 sales representatives, may be affected by the year 2000 problem. To date, we have been able to correct any problems with these systems relating to year 2000. We currently do not expect any significant problems to arise with these systems relating to year 2000.

     If our suppliers, customers, resellers, contract manufacturers, service providers or other third parties fail to correct year 2000 problems in their products or internal systems, these failures could result in an interruption in, or failure of, our normal business activities or operations. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant based on letters from our significant suppliers representing that they are or will be year 2000 compliant. In addition, we are in the process of evaluating the year 2000 readiness of other parties, including our customers, resellers, contract manufacturers and service providers. We are checking the web sites of these parties to determine if they are certifying that they are year 2000 compliant. However, we have not contacted any of these parties. We expect that we will be able to resolve any significant year 2000 problems with these parties; however, these parties may not resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business.

     Costs. We have funded our year 2000 efforts from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to our year 2000 efforts for administrative personnel to manage our efforts, engineering personnel to test and remediate our products and internal systems, sales and marketing personnel to address customer concerns and outside contractors to assist in our efforts. Since we have already reviewed the material systems in our operations which could be affected by the year 2000 problem, we do not anticipate that these expenses will be material; however, if these expenses are higher than anticipated, our results of operations and financial condition could be harmed.

     Risks. We believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

     . a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

     . business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, resellers and our OEM; and

     . a number of serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     Contingency Plans. In the event that year 2000 problems do affect our business, we have developed contingency plans. These plans include:

 .    maintaining safety inventory of critical components for our products; and

 .    providing a twenty-four hour emergency support program for our customers between December 27, 1999 and January 7, 2000.

     Our implementation of our contingency plans could harm our business, operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS


We have a history of losses and may not be profitable in the future.

     We have incurred net losses of $2.0 million from inception through December 31, 1996, $9.0 million in 1997 and $9.4 million in 1998. We had net income of $9.1 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $11.3 million. We expect to incur increased costs and expenses related to:

     . sales and marketing, including expansion of our direct sales operation and distribution channels;

     .  product development;

     .  customer support;

     .  expansion of our corporate infrastructure; and

     .  facilities expansion.

     Our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may not meet quarterly financial expectations, which could cause our stock price to decline.

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Delays in generating or recognizing forecasted revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall.

     We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the failure to ship products by the end of a quarter may negatively affect our operating results. Our reseller agreements typically provide that the reseller may delay scheduled delivery dates without penalty. Further, our customer purchase orders and reseller agreements sometimes provide that the customer or reseller may cancel orders within specified time frames without significant penalty.

     We also plan to significantly increase our operating expenses to expand our sales and marketing efforts, expand our customer support capabilities, finance increased levels of research and development, build our operational and administrative infrastructure and obtain a larger facility. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.


Intense competition in the market for network solutions could prevent us from increasing revenue and sustaining profitability.

     The market for network solutions is intensely competitive. In particular, Cisco maintains a dominant position in this market and several of its products compete directly with our products.

     We also compete with other large public companies, such as 3Com and Nortel Networks, as well as other smaller public and private companies. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and Internet service providers.

     In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors. We must also enhance our current products and maintain customer satisfaction. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.

Our ability to increase our revenue depends on expanding our North American direct sales operation and reseller distribution channels and continuing to provide excellent customer support.

     Our inability to effectively expand, train and retain our domestic sales and support staff or establish our indirect distribution channels could harm our ability to grow and increase revenue. Our expansion of our direct sales operation may not be successfully completed and the cost of our expansion may exceed the revenue generated. In addition, we have recently increased our sales force in advance of sales, and if this increase does not result in an increase in sales, our business may suffer.

     If we fail to develop relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

     We need to increase our customer service and support staff to support new and existing customers and resellers. The design and installation of networking products can be complex and our customers, particularly our Internet service provider customers, require a high level of sophisticated support and services. Hiring highly trained customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.


If we fail to introduce new products with superior performance in a timely manner, our ability to sustain and increase our revenue could suffer.

     The current life cycle of our products is typically 18 to 24 months. To remain competitive, we need to introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points. We have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.


We depend on large purchases from a few significant customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue.

     To date, a limited number of customers and resellers have accounted for a significant portion of our revenue. If any of these customers stop or delay purchases, our revenue and profitability could suffer. In 1998, Mitsui & Co. (U.S.A.) accounted for 21% of our revenue. For the nine months ended September 30,1999, sales to Hewlett-Packard and America Online accounted for 15.8% and 11.9% of our revenue, respectively.

     While our financial performance depends on large orders from a few significant customers and resellers, we do not have binding commitments from any of them. For example:

     .  our reseller agreements generally do not require minimum purchases;

     . our customers can stop purchasing and our resellers can stop marketing our products at any time;

     . our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements; and

     . our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period.

     Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from customers and resellers, or the loss of any significant customer or reseller could harm our business. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers.


Our success depends upon sales to Internet service providers, whose unpredictable demands, requirements and business models subject us to potential adverse revenue fluctuations.

     We have recently introduced products specifically targeted at the Internet service provider market and currently have under development other products to address their requirements. As a result, our success depends on increased sales to Internet service providers. Although we expect these sales to increase, we believe that there are a number of risks arising from doing business with Internet service providers which may not arise in our relationships with our other customers, including:

     . Internet service providers demonstrate a low level of brand loyalty and may switch to another supplier which provides superior performance;

     . any failure of an Internet service provider's service to its customers, particularly in the case of our largest Internet service provider customer, America Online, that is correctly or incorrectly attributed to our products could lead to substantial negative publicity and undermine our efforts to increase our sales in both this market and other markets;

     . we may lose Internet service provider customers if they fail due to the highly competitive nature of their business or if they do not survive as a result of mergers and acquisitions in the Internet service provider industry; and

     . if the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could decline.

     Due to these factors, we may not successfully increase our penetration of the Internet service provider market or maintain our current level of sales in this market.


Hewlett-Packard is a major customer and our sole OEM, and the termination of our relationship with Hewlett-Packard could harm our business.

     For the nine months ended September 30, 1999, Hewlett-Packard, currently our sole OEM, accounted for 15.8% of our revenue, and we anticipate that it will continue to account for a significant percentage of our revenue. In addition to providing revenue through sales of our products to Hewlett-Packard, we believe that this relationship is important to facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. Therefore, in addition to directly affecting our revenue, the cancellation of our agreement with Hewlett-Packard could harm our ability to market and sell our products to potential customers.

     In addition, if we were to default under conditions specified in the agreement, Hewlett-Packard could use our source code to develop and manufacture competing products. This could harm our performance and ability to compete.

     This agreement creates the potential that we and Hewlett-Packard may compete for sales to the same customer. If this situation occurs, it could harm our relationship with Hewlett-Packard and also harm our business.


We expect the average selling prices of our products to decrease which may reduce gross margins or revenue.

     Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We also anticipate that the average selling prices of our products will decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors.


If we are unable to hire additional qualified personnel as necessary or if we lose key personnel, we may not be able to successfully manage our business or achieve our objectives.

     We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire, particularly engineers. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have received one claim like this from another company and we may receive additional claims in the future. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

     Our success also depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on Bobby R. Johnson, Jr., President, Chief Executive Officer and Chairman of the Board, and H. Earl Ferguson, Vice President, Hardware Engineering. We do not have employment contracts or key person life insurance covering any of our personnel.


Our ability to increase our international sales is subject to a number of risks we do not control.

     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Boreal and Mitech in Europe, Mitsui in Japan and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from international sales depends on Mitsui's ability to sell our products and on the strength of the Japanese economy which has been weak in recent years.

     There are a number of risks arising from our international business, including:

     . potential recessions in economies outside the United States, such as Japan;

     .  longer accounts receivable collection cycles;

     .  difficulties in managing operations across disparate geographic areas;

     . difficulties associated with enforcing agreements through foreign legal systems;

     .  import or export licensing requirements;

     .  potential adverse tax consequences; and

     .  unexpected changes in regulatory requirements.

     Our international sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency.

     In January 1999, the new "Euro" currency was introduced in European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. Because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency, we cannot determine the effect this will have on our business.


Our reliance on single or limited sources for key components may inhibit our ability to meet customer demand.

     We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica-Asia, Texas Instruments, Toshiba, Hewlett-Packard, Molex and Intel. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders. Our principal limited-sourced components include:

     . dynamic and static random access memories, commonly known as DRAMs and SRAMs;

     .  printed circuit boards; and

     .  microprocessors.

     We depend on anticipated product orders to determine our material requirements. Lead times for single- or limited-sourced materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, we may have either excess or inadequate inventory of materials and components, which could negatively affect our operating results and financial condition. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders.


Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders.

     We currently subcontract substantially all of our manufacturing to two companies, Celestica-Asia, located in San Jose, California, which assembles and tests our printed circuit boards, and Hadco Corporation, located in Santa Clara, California, which assembles and tests our backplane products. We do not have long-term contracts with either of these manufacturers. We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers, or the ability to obtain raw materials, could cause a delay in our ability to fulfill orders.

Due to the lengthy sales cycles of some of our products, the timing of our revenue is difficult to predict and may cause us to miss our revenue expectations.

     Some of our products have a relatively high sales price, and often represent a significant and strategic decision by an enterprise or Internet service provider. As a result, the length of our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.


The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

     Our success depends in part on both the adoption of industry standards for new technologies in our market and our products' compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using the technology. For example, we introduced Gigabit Ethernet products in May 1997, over a year prior to the adoption of the industry standard for this technology. We intend to develop products using other technological advancements, such as 10 Gigabit Ethernet, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with the eventual industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies.


If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales and be subject to product liability claims.

     Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be found after commencement of commercial shipments. Any defects or errors in our products discovered in the future or failures of our customers' networks, whether caused by our products or another vendors' products could result in :

     . negative customer reactions;

     . product liability claims;

     . negative publicity regarding us and our products;

     . delays in or loss of market acceptance of our products;

     . product returns;

     . lost sales; and

     . unexpected expenses to remedy errors.


Continued rapid growth will strain our operations and will require us to incur costs to upgrade our infrastructure.

     We have experienced rapid growth which has placed, and continues to place, a significant strain on our resources. Our management team has limited experience managing rapidly growing companies on a public or private basis. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

     . improve existing and implement new operational and financial systems, procedures and controls;

     . hire, train and manage additional qualified personnel, including in the near future, a significant number of new sales personnel; and

     . effectively manage multiple relationships with our customers, suppliers and other third parties.

     Our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.


Relocation of our operations to our new facility could disrupt operations.

     We have entered into a lease for approximately 71,000 square feet to serve as our new headquarters and manufacturing facility in San Jose, CA. We expect to relocate operations to this new facility during the first quarter of 2000. If not handled appropriately, the transition to the new facility could disrupt our operations.


Failure to comply with domestic, foreign or international regulations could prevent us from selling our products.

     In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. If we do not comply with existing or evolving standards and regulations or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability.


We may engage in future acquisitions that could result in the dilution of our stockholders, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

     As part of our business strategy, we may review acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

     . difficulties in the assimilation of products, operations, personnel and technologies of the acquired companies;

     .  diversion of management's attention from other business concerns;

     . risks of entering geographic and business markets in which we have no or limited prior experience; and

     .  potential loss of key employees of acquired organizations.

     Although we do not currently have any agreements or plans with respect to any material acquisitions, we may make acquisitions of complementary businesses, products or technologies in the future. We may not be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could harm our business.


We may need additional capital to fund our future operations which may not be available to us on favorable terms when required or at all.

     We believe that our existing working capital together with the proceeds from our initial public offering and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we could be required to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and the terms of debt securities could impose restrictions on our operations.


Problems arising from use of our products together with other vendors' products could disrupt our business and harm our financial condition.

     Our customers generally use our products together with products from other vendors. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems.


If we fail to protect our intellectual property, our business and ability to compete could suffer.

     Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We do not own any patents nor do we have any patent applications pending. We may not have taken actions that adequately protect our intellectual property rights.

     We provide software to customers under license agreements included in the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.


We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

     Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the networking markets have extensive patent portfolios with respect to networking technology, while we do not currently own any patents or have any patent applications pending.

     We have received a letter from Resonate, Inc. alleging that our ServerIron products infringe one of its patents. Although we intend to contest this claim vigorously, these kinds of disputes are subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in our objection to this claim, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition.

     From time to time, other third parties, including leading companies, have asserted against others and may assert against us exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.


Our stock price may be extremely volatile.

     Equity markets, particularly the market for technology companies, have recently experienced significant price and volume fluctuations that are unrelated to the operating performance of individual companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock is likely to be highly volatile. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This litigation could result in substantial costs and a diversion of management's attention and resources.


Our year 2000 compliance efforts may involve significant time and expense, and our business could suffer if we, our customers, resellers, suppliers, contract manufacturers, service providers or other third parties do not adequately address year 2000 risks.

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond 2000. As a result, the networks which incorporate our products and our own internal networks could fail, leading to disruptions in operations and business activities. As a result of the year 2000 problem, we believe that we face potential risks which could harm our business in the following areas:

     . disruption in our customer relationships or in our sales efforts because of failures of our customers' networks which are correctly or incorrectly attributed to the non-compliance of our products;

     . claims from our customers based on alleged breach of warranties concerning the year 2000 compliance of our products;

     . disruption of our business resulting from failure of systems we use to run our business;

     . disruption of our business resulting from failure of systems used by our suppliers, customers and potential customers; and

     . the potential reduced spending by companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

See "Management Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for more detailed information regarding our year 2000 compliance efforts.


Our executive officers and directors have substantial control over Foundry which could delay or prevent a merger or other change in control of Foundry.

     Our executive officers, directors and entities affiliated with them beneficially own approximately 48% of our outstanding common stock as of September 30, 1999. These stockholders, if acting together, would be able to significantly influence the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.


Some provisions of our charter documents may have anti-takeover effects that could discourage a change in control, even if an acquisition would be beneficial to our stockholders.

     Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us even if a change of control would be beneficial to our stockholders.


Future sales of our common stock may depress our stock price.

     All of the 5,750,000 shares sold in the initial public offering in October 1999 are freely tradeable. The remaining shares of common stock outstanding are subject to lock-up agreements that prohibit the sale of shares for 180 days after September 27, 1999. Immediately after the 180 day lock-up period, the remaining outstanding shares of our common stock will become available for sale, subject, in some cases, to the expiration of one-year holding periods and/or the lapse of our repurchase option. Sales of a substantial number of shares of common stock in the public market after the expiration of the lock-up and holding periods could cause the market price of our common stock to decline.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. The portfolio includes only marketable securities with original maturities of less than 3 months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

     Currently, all of our sales and expenses are denominated in U.S. dollars, with the exception of Canada, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in the next 12 months, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II

Item 1.  Legal Proceedings.

     See "Factors that May Affect Future Results - We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future."

Item 2.  Changes in Securities and Use of Proceeds.

     On September 27, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-82577) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of our common stock were offered and sold for our account at a price of $25.00 per share, generating gross offering proceeds of $143,750,000. The managing underwriters were Deutsche Banc Alex. Brown, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities Inc. After deducting approximately $10,062,500 in underwriting discounts and $1,273,000 in other related expenses, the net proceeds of the offering were approximately $132,414,500.

     We have not yet used any of the funds from the initial public offering. We expect to use the net proceeds of the offering for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the leasing of additional facilities. Specific amounts for these purposes have not been determined. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. However, we have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities.

     For the three months ended September 30, 1999, we issued 891,188 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.0667 to $23.00. All of these stock options were granted under our 1996 Stock Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registration pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

     Upon the closing of our initial public offering on October 1, 1999, all outstanding shares of our Series A preferred stock (consisting of 8,625,000 shares), Series B preferred stock (consisting of 6,130,425 shares) and Series C preferred stock (consisting of 7,919,460 shares) were converted on a share-for-share basis into shares of our common stock in accordance with the terms of each such series of preferred stock.

Item 3.  Defaults Upon Senior Securities. - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Pursuant to a written consent of our stockholders dated August 27, 1999, our stockholders approved the following matters, all of which were reflected in our Registration Statement on Form S-1 or documents filed as exhibits thereto:

     (a)  a three for two forward stock split of our common and preferred stock;

     (b) the adoption of the form of Amended and Restated Certificate of Incorporation to be filed upon completion of our initial public offering which form, among other things, eliminated the Series A, Series B and Series C preferred stock, increased the authorized shares of common stock to a total of 200,000,000 shares, authorized undesignated preferred stock consisting of 5,000,000 shares, eliminated the ability of our stockholders to take action by written consent, and provided for certain notice provisions as to the nomination of members to our board of directors and to provide for certain other matters;

     (c) effective upon the effective date of the initial public offering, the adoption of our 1999 Employee Stock Purchase Plan, the reservation of 750,000 shares of our common stock for issuance under the plan, and an annual increase to the number of shares reserved for issuance under the plan in an amount equal to the lesser of: (i) 2% of the shares of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 750,000 shares, or
          (iii) such lesser number of shares as our board of directors may determine;

     (d) effective upon the effective date of the initial public offering, the adoption of our 1999 Directors' Stock Option Plan and the reservation of 675,000 shares of common stock for issuance under the plan;

     (e) amendments to our 1996 Stock Plan which, among other things, reserved an additional 3,000,000 shares of common stock for issuance under the plan and provided for an annual increase to the number of shares reserved for issuance under the plan in an amount equal to the lesser of: (i) 3% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 2,250,000 shares, or
          (iii) such lessor number of shares as our board of directors may determine; and

     (f)  the selection of Arthur Anderson LLP as our independent auditors.

     Holders of 99.3% of our common stock and 100% of our preferred stock consented to each of the foregoing actions.

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit 10.11 - Lease agreement dated September 28, 1999, between
                          Foundry Networks, Inc. and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002

          Exhibit 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K:

     Immediately following the end of the quarter ended September 30, 1999, we filed a report on Form 8-K on October 7, 1999 pertaining to our announcement of preliminary estimates of revenues for the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOUNDRY NETWORKS, INC.
                                        (Registrant)


                                        By:  /s/ TIMOTHY D. HEFFNER
                                           ------------------------------------
                                             Timothy D. Heffner
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)

Date:  November 12, 1999

                                 EXHIBIT INDEX
                                 -------------

10.11 Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002

27.1      Financial Data Schedule