Form 10-K
period 1999-12-31
FOUNDRY NETWORKS INC
filed 2000-03-20
CIK 1090071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   Form 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                       Commission file number: 000-26689

                             FOUNDRY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0431154
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                                2100 Gold Street
                                P.O. Box 649100
                            San Jose, CA 95164-9100
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 586-1700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,427,827,281 as of March 10, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 114,834,589 shares of the registrant's common stock issued and outstanding as of March 10, 2000. (1)

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed hereafter.
--------
(1) All share numbers and share related prices in this Form 10-K, including shares of common stock outstanding as of March 10, 2000, reflect the two-for-one forward split of the registrant's outstanding capital stock effected on January 10, 2000 in the form of a stock dividend.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I


 Item 1.    Business....................................................     1
 Item 2.    Properties..................................................    13
 Item 3.    Legal Proceedings...........................................    13
 Item 4.    Submission of Matters to a Vote of Security Holders.........    13


                                    PART II


 Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    14
 Item 6.    Selected Financial Data.....................................    15
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    17
 Item 7(A). Quantitative and Qualitative Disclosures about Market Risk..    30
 Item 8.    Financial Statements and Supplementary Data.................    31
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    50


                                   PART III


 Item 10.   Directors and Executive Officers of the Registrant..........    51
 Item 11.   Executive Compensation......................................    51
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management.................................................    51
 Item 13.   Certain Relationships and Related Transactions..............    51


                                    PART IV


 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    51


 SIGNATURES..............................................................   53

                                     PART I

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Foundry Networks, Inc. (the "Company" or "Foundry") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

Item 1. BUSINESS

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet service providers. Our Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switching routers and Internet traffic management systems enable our customers to build and maintain efficient, high performance networks. Our products provide solutions for a full range of networks, including Local Area Networks (LANs), Metropolitan Area Networks (MANs) and Wide Area Networks
(WANs). This combined product breadth allows us to offer global oriented solutions within and throughout a customer's networking infrastructure regardless of the geographically dispersed nature of the entire organization. Our products can be found in the wiring closets sitting on the floors of the office connecting the desktops together within the enterprise right down to the LAN core or data center. We provide an end-to-end solution from deep inside the core of the Internet right out to the Internet service provider's point of entry to the WAN to its network of web servers. Our Internet routers deliver the capabilities and performance needed to deliver Internet services around the world. Our Layer 2 and Layer 3 switches provide the horsepower required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high performance Internet traffic management systems with network intelligence capabilities allow enterprises, web-based businesses, and Internet service providers to direct traffic flow more efficiently, based on client location, application type and end user, while also allowing Internet service providers to offer their customers differentiated, fee-based quality of service. We sell our products through a direct sales force, resellers and an OEM. By providing high levels of performance and network intelligence capabilities at compelling price points, we provide a comprehensive solution to address the rapidly growing networking market.

Industry Background

   The pervasiveness of computing by businesses, organizations and individuals, and the need to interconnect computing devices to enable widespread communication, have given rise to the multi-billion dollar computer networking industry. The explosive growth of the Internet and corporate internal and external communications needs are driving the recent growth in enterprise and Internet service provider networks. The complexity of information traveling over networks is also rapidly increasing with the adoption of bandwidth-intensive applications that include increasing amounts of data, voice, video and graphics. The increase in users, coupled with these new bandwidth-intensive applications, has resulted in exponential growth in network traffic. This growth has led to a demand by enterprises, web-based businesses, and Internet service providers for networking solutions with superior performance and intelligence capabilities.

 Evolution of Market Needs

   Organizations adopted data networks to connect a limited number of computers within close proximity, allowing users to share simple, common services, such as file servers and printers. In these networks, called local area networks or LANs, traffic patterns were predictable because the majority of traffic resided within the LAN and remained local to a specific part of the organization. Widespread Internet usage, the proliferation of client-server applications and the adoption of new bandwidth-intensive applications have increased traffic loads and created unpredictable traffic patterns. Today, the majority of traffic traverses the boundaries of the LAN to networks outside of the LAN. Such communication traditionally required an organization to utilize costly long distance carrier services that often provided inadequate performance. As a result of today's traffic flows, enterprises increasingly require low cost, high performance networking equipment to enable effective communications across geographically dispersed networks, known as MANs and WANs.

   Applying enterprise performance requirements to the growing set of web-based organizations and Internet service providers magnifies our challenges. As their customers have increasingly become dependent on Internet access, these new web-based companies and Internet service providers demand networking solutions that ensure the highest levels of performance and scalability. Similar to enterprise needs, web-oriented organizations require low cost, high performance solutions for both their internal networks and access to the Internet. The exponential growth of Internet traffic, combined with the business critical nature of the services that Internet service providers provide, necessitates heightened requirements for reliability.

 Evolution of Network Solutions

   Early LANs consisted of hubs, which enabled multiple users to share network resources, and software-based routers, which supported multiple protocols to move traffic around the network. Increased use of bandwidth-intensive applications and a larger number of users strained these early network infrastructures, making it increasingly difficult for them to handle new applications while still performing at an acceptable speed. Network devices known as Layer 2 switches replaced hubs to provide dedicated bandwidth to users, while Fast Ethernet technology was introduced to provide data transmission speeds of 100 Mbps, or ten times faster than original hubs. Despite these improvements, the installed base of traditional routers, relying on software to analyze network traffic, was unable to accommodate increased data speeds and changing traffic patterns and became the new network bottleneck.

   Two new technologies, Gigabit Ethernet, capable of data transmission speeds of 1000 Mbps, and Layer 3 switching, evolved in parallel to handle growing and unpredictable traffic patterns and address the performance needs of bandwidth-intensive applications. Gigabit Ethernet-based Layer 3 switches combine Gigabit transmission speeds with the forwarding capabilities of software-based routers. In Layer 3 switches, the software forwarding capabilities that enabled early routers to move traffic around the network perform this function in hardware, integrated on application-specific integrated circuits, or ASICs, built into the switch. This integration enables manufacturers to develop Layer 3 switches at lower costs while improving network performance.

 Next Generation Needs and Solutions

   As enterprises, web-based businesses, and Internet service providers seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Due to the increased use of multiple traffic types for many applications, enterprises, web-based businesses, and Internet service providers have an acute need for solutions that provide network intelligence to distinguish among and prioritize different types of traffic and regulate the network response to traffic. Particularly for anyone supporting electronic business on the web, including Internet service providers, network intelligence allows them to maintain network reliability and offer differentiated, fee-based quality of service.

   To address these needs for network intelligence, a new class of device, Internet traffic management systems, also known as Layer 4-7 switches, has emerged as a complement to the performance capabilities of existing Layer 3 switches. These switches provide increased network intelligence, and therefore greater network efficiency, by utilizing information about the application and the end user to intelligently direct the traffic to its intended destination. Both classes of switches are necessary components of a comprehensive networking solution. Layer 3 switches provide the bandwidth and routing needed to support new applications while Internet traffic management systems give enterprises, web-based businesses, and Internet service providers the intelligence to control information delivery. Key Internet traffic management capabilities include the ability to:

  . enhance server performance and reliability by distributing traffic across multiple servers that support Internet applications;

  . scale server farms infrastructures by using the inherent capabilities of the load balancing devices to removal of traditional network design constraints;

  . increase network security by detecting, stopping and identifying the source of a hacker attack;

  . improve Internet response time by inspecting an end user's web site address and sending traffic to a specific server that hosts the desired content; and

  . reduce WAN operating costs and improve Internet response time by redirecting web traffic destined for remote Internet hosts to a group of local cache servers.

   The challenge to the networking company is to provide cost-effective, higher bandwidth solutions and the increased intelligence required to meet new network demands placed on enterprises, web-based businesses, and Internet service providers. Alternatives to Gigabit Ethernet technology, such as asynchronous transfer mode, are complex and expensive, and do not utilize existing networking investments or provide network intelligence capabilities. Although existing Layer 2 and Layer 3 switches utilize Gigabit Ethernet technology, they often do not scale to span the entire network or provide the performance required by today's network users. Existing Layer 3 switches, although essential to the performance of the network, do not incorporate the Internet traffic management intelligence or capabilities necessary to provide traffic direction.

   A large market has emerged for a broad range of high performance, cost-effective switching solutions with network intelligence capabilities that address the needs of enterprises, web-based businesses, and Internet service providers. Collaborative Research, an independent research and consulting firm specializing in the Internet traffic management switching market, estimates in a February 1999 report that the Internet traffic management switching market totaled $130 million in 1998 and is expected to grow to $1.0 billion in 2002. Dell'Oro Group estimates in a March 1999 report that the Layer 3 LAN switching market totaled $637 million in 1998 and is expected to increase to $3.9 billion in 2002.

Solution

   We offer a comprehensive suite of Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Internet traffic management products for enterprises, web-based businesses, and Internet service providers. Our solution provides the following benefits:

     Breadth of Product Line. We are one of the few networking companies to provide a full suite of Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switches and Internet traffic management products applicable to LANs, MANs and WANs. This product breadth is attractive to customers who desire a single source for their high performance networking solutions. Our products allow us to provide solutions throughout a customer's network, from the wiring closet edge of an enterprise LAN to the LAN core, and from the WAN edge of an Internet service provider through to its core of Internet communication devices.

     Performance. Our products provide a high level of performance and a non-blocking architecture across multiple types of networks. A non-blocking architecture allows all users attached to the switch to access the network simultaneously without any negative impact on performance. We believe that we have set the industry bar for and currently offer the highest-performing non-blocking switches in the market. The performance of our products allows enterprises, web-based businesses, and Internet service providers to build highly reliable networks that support unpredictable traffic flows, bandwidth-intensive applications and dynamic end-user needs.

     Intelligence. Our products provide the intelligence required to transport unpredictable traffic and bandwidth-intensive applications, improving the performance, reliability and manageability of networks. Our products direct traffic using information about the application and end user, enabling enterprises, web-based businesses, and Internet service providers to control information delivery and realize benefits such as increased revenue through application-or availability-based service fees.

     Compelling Price Points. Our products are designed to offer superior performance and network intelligence capabilities at compelling price points. According to testing conducted in April 1999 by the Tolly Group, an independent test firm, and Network World, an independent networking publication, our BigIron 4000 and 8000 products offer the best cost per Gigabit of throughput for Layer 3 Gigabit Ethernet switches. Unlike other low-priced switches that provide limited functionality, our products offer customers higher value for their networking equipment investment by providing a comprehensive feature set while maintaining low price points.

     Flexibility of Architecture. Our products incorporate a uniform hardware architecture that is compatible with all major existing network products without any significant loss of performance or functionality. Our architecture supports all forms of Gigabit Ethernet (fiber and copper) and is designed to support the emerging standard for 10 Gigabit Ethernet. We also plan to support future emerging technologies such as wave division multiplexing. As a result, our customers can integrate our products into their networks without an extensive and expensive replacement of their existing network components.

Strategy

   Our objective is to be the leading provider of next generation high performance network solutions. We intend to achieve this objective by providing a broad suite of the most cost-effective, highest-performing network switching products for enterprises, web-based businesses, and Internet service providers. Key elements of our strategy include:

     Continue to Leverage Our Product Breadth to Expand Our Product Line. As recently demonstrated with our latest product introduction, the NetIron400/800 Internet router, we will continue to leverage our comprehensive product breadth to offer solutions to the enterprise, web-based businesses, and Internet service provider markets. Our end-to-end network solution spans the LAN, MAN and LAN/WAN with high levels of performance and functionality. We intend to continue to offer value-added feature sets that provide for redundancy, ease of use and management of the network.

     Continue Our Market Leadership Position in Internet Traffic Management Systems. We believe the demand for Internet traffic management intelligent capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to enterprises and anyone entering and participating in the electronic commerce marketplace. We intend to achieve a leadership position in this market by continually improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to end-user customers, while providing a high degree of service reliability.

     Provide Superior Technology. We intend to provide superior technology, based on price, performance and features, through continual enhancements of existing products and ongoing development of new products that provide higher levels of performance and intelligence. We also intend to pursue cost reduction efforts that will allow us to remain highly competitive while offering customers compelling price points. We intend to ensure that our hardware and software architectures are flexible and extensible and are designed to support emerging technologies such as 10 Gigabit Ethernet and wave division multiplexing.

     Expand Global Sales Organization. We intend to expand our global sales presence with our direct sales organization in the United States, strategic channel partners outside the United States and select original equipment manufacturers. In addition, we intend to work with resellers in the United States to penetrate select vertical markets such as web-hosting facilities and small Internet service providers. We intend to increase our worldwide sales force and establish additional channel partner relationships to build greater worldwide sales presence.

     Deliver World Class Service and Support. We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to minimize our customers' network downtime by offering a wide range of service and support programs to meet individual customer needs, including prompt onsite hardware repair and replacement, twenty-four hour, seven days-a-week web and telephone support, system software and network management software upgrades and technical documentation updates.

Products

   We provide a comprehensive line of networking devices designed to meet the price, performance, reliability and feature requirements of enterprises, web-based businesses, and Internet service providers. Our product suite includes Internet core routers, Gigabit Ethernet edge switches, Gigabit Ethernet and Internet protocol over synchronous optical network (also known as IP over SONET) core switches and Gigabit Ethernet intelligent network service switches for server farms. Edge switches connect individuals and groups of workstations to the network. Core switches are the most critical network component and serve as the convergence point for the majority of network traffic. Internet traffic management systems in web-hosting facilities and server farms provide centralized collection points for server-based applications used by enterprises, web-based businesses, and Internet service providers.

                       Area of                                           List Price per
   Product/First     Deployment/                                           Port (as of
  Date of Shipment   Product Type   Configuration Options    Performance March 15,  2000)
  ----------------   ------------   ---------------------    ----------- ---------------
   FastIron
   Workgroup           LAN edge      24 10/100 Mbps ports      3 Mpps       $    149
   May 1997            Layer 2       24 10/100 Mbps ports                   $    199
                                   +1 Gigabit Ethernet port                 $    240
                                     24 10/100 Mbps ports
                                  + 2 Gigabit Ethernet ports
-----------------------------------------------------------------------------------------
   FastIron
      II               LAN edge      72 10/100 Mbps ports      23 Mpps      $    229
   October
     1998             Layer 2/3   + 2 Gigabit Ethernet ports
                                     72 10/100 Mbps ports                   $    284
                                  + 4 Gigabit Ethernet ports
                                     72 10/100 Mbps ports                   $    367
                                  + 8 Gigabit Ethernet ports
-----------------------------------------------------------------------------------------
   FastIron
    II Plus            LAN edge     144 10/100 Mbps ports      36 Mpps      $    312
   October
     1998             Layer 2/3   + 2 Gigabit Ethernet ports
                                       + Expansion slot
                                    144 10/100 Mbps ports                   $    340
                                  + 4 Gigabit Ethernet ports
                                       + Expansion slot
                                    144 10/100 Mbps ports                   $    395
                                  + 8 Gigabit Ethernet ports
                                       + Expansion slot
-----------------------------------------------------------------------------------------
   FastIron
    II Plus
      GC               LAN edge      64 1000Base-T ports       96 Mpps      $    925
    August
     1999             Layer 2/3


                            Area of                                                List Price per
   Product/First          Deployment/                                                Port (as of
  Date of Shipment        Product Type        Configuration Options    Performance March 15,  2000)

     NetIron           LAN edge and core       16 10/100 Mbps ports       3 Mpps      $     562
    June 1997              Layer 2/3           24 10/100 Mbps ports                   $     416
                                             1 Gigabit Ethernet port                  $   1,995
                                             2 Gigabit Ethernet ports                 $   1,847
---------------------------------------------------------------------------------------------------
   TurboIron/8         LAN edge and core     8 Gigabit Ethernet ports    12 Mpps      $   1,249
    July 1998            Layer 2/3/4-7
---------------------------------------------------------------------------------------------------
   BigIron 4000        LAN edge and core       88 10/100 Mbps ports      48 Mpps      $     465
   August 1998            LAN/WAN edge      32 Gigabit Ethernet ports                 $   2,280
                          Layer 2/3/4
---------------------------------------------------------------------------------------------------
   BigIron 8000        LAN edge and core,     184 10/100 Mbps ports      96 Mpps      $     450
  September 1998          LAN/WAN edge      64 Gigabit Ethernet ports                 $   2,296
                          Layer 2/3/4       2 port OC-3 IP over SONET                 $  12,497
                                            4 port OC-3 IP over SONET                 $   8,748
                                            2 port OC-12 IP over SONET                $  22,497
---------------------------------------------------------------------------------------------------
    ServerIron          LAN server farm        8 10/100 Mbps ports        3 Mpps      $     786
    April 1998            Layer 2/4-7          16 10/100 Mbps ports                   $     624
                                               24 10/100 Mbps ports                   $     791
---------------------------------------------------------------------------------------------------
   ServerIronXL         LAN server farm         8 10/100Mbps ports        3 Mpps      $     999
  November 1999       Enhanced Performance     16 10/100 Mbps ports                   $     719
                     Expanded Capabilities     24 10/100 Mbps ports                   $     625
---------------------------------------------------------------------------------------------------
  ServerIronXL/G        LAN server farm      8 Gigabit Ethernet ports    12 Mpps      $   1,875
  November 1999           Layer 2/4-7
---------------------------------------------------------------------------------------------------
    NetIron400       Internet edge and core  Chassis plus management     47 Mpps      Starts at
    April 2000            LAN/WAN edge       Configuration varies by                  $  27,995
                          Layer 2/3/4              requirement
                                                 1000Base-SX GBIC                     $     500
                                                 1000Base-LX GBIC                     $   1,500
                                            2 port OC-3 IP over SONET                 $  12,497
                                            4 port OC-3 IP over SONET                 $   8,748
                                            2port OC-12 IP over SONET                 $  22,247
                                            2-port OC-48 IP over SONET                $  32,500
---------------------------------------------------------------------------------------------------
    NetIron800       Internet edge and core  Chassis plus management     90 Mpps      Starts at
    April 2000            LAN/WAN edge       Configuration varies by                  $  33,995
                          Layer 2/3/4              requirement
                                                 1000Base-SX GBIC                     $     500
                                                 1000Base-LX GBIC                     $   1,500
                                            2 port OC-3 IP over SONET                 $  12,497
                                            4 port OC-3 IP over SONET                 $   8,748
                                            2port OC-12 IP over SONET                 $  22,247
                                            2-port OC-48 IP over SONET                $  32,500


 Foundry Edge Switching Solutions

   FastIron. The FastIron workgroup switch provides Fast Ethernet and Gigabit Ethernet switching. Designed to accelerate workgroup and server performance in enterprises, the FastIron workgroup switch offers redundancy, bandwidth management for delay-intensive applications and complete network management support.

   FastIron II and FastIron II Plus. The FastIron II product family is a redundant, chassis-based wiring closet switch that offers non-blocking Fast Ethernet and Gigabit Ethernet performance of up to 96 million packets per second. FastIron II product families offer full Layer 2 and basic Layer 3 switching for all port configurations as well as support for all major industry standard routing protocols. This protocol support is necessary to ensure interoperability with installed enterprise applications and equipment.

 Foundry Switching Solutions for the Network Core

   NetIron and TurboIron/8. Our NetIron and TurboIron/8 switches allow small and medium-sized enterprises to increase performance at their network core with multi-protocol Layer 3 switching. NetIron provides Ethernet, Fast Ethernet and Gigabit Ethernet connectivity, while TurboIron/8 offers all Gigabit Ethernet Layer 2 and Layer 3 switching and Internet traffic management systems. Both products support a full suite of industry standard routing protocols. We also offer multi-layer switching that enables NetIron and TurboIron/8 switches to transparently perform processing-intensive Internet protocol and Internet protocol exchange (IPX) traffic forwarding, freeing existing routers to handle non-IP and IPX traffic and to manage and communicate with other routers. This capability reduces the workload of routers and the need for costly upgrades, and improves the overall network performance.

   BigIron 4000 and BigIron 8000. Our BigIron 4000 and BigIron 8000 switches are designed for the core of large enterprises, web-based businesses, and Internet service providers. BigIron switches can be deployed in collapsed backbone data centers and server farms of local area and metropolitan area networks. BigIron also can be used as a high performance local and wide area network router. BigIron provides Ethernet, Fast Ethernet and Gigabit Ethernet Layer 2 and Layer 3 switching and Internet traffic management systems, multi-protocol support and Packet over SONET on a single platform. We believe our BigIron switches provide the industry's highest non-blocking Gigabit Ethernet port density and performance with up to 64 Gigabit Ethernet ports and 96 million packets per second performance. In addition to supporting the full range of industry standard routing protocols, BigIron supports BGP4, a necessary protocol for Internet service providers that require high performance connectivity to the Internet.

 Foundry Solutions for the Internet Edge and Core

   NetIron400 and NetIron800. The NetIron400 and NetIron800 Internet Core Router provide high-performance switching capacity, scalability, control, and functionality. With interfaces ranging from 10 Mbps to 10 Gbps, NetIron400 and NetIron800 are designed to meet the expanding bandwidth and control requirements faced by Internet Service Providers (ISPs) today. Foundry's key differentiators include reliability, switching capacity, Internet and LAN integration, compactness, long haul links (up to 150 kilometers), and the industry leading price/performance returns. The NetIron 400 and NetIron 800 utilize Foundry's ASIC architectures along with experienced routing software development to deliver Internet scaleable routing protocol that delivers the performance needed to create the nucleus of the Internet.

 Foundry Intelligent Network Service Switching Solutions for the Server Farm

   ServerIron. The ServerIron product family of switches provide Internet service providers and enterprises with high performance Internet traffic management that improves the availability, performance and scalability of Internet services such as content publishing, web hosting and e-commerce. ServerIron is compatible with all major server vendors and operating systems and requires no special server agent software. ServerIron, as a switch-based product provides high performance, high port density, scalable capacity and multiple levels of redundancy required by users of mission critical Internet applications. Foundry Networks recently enhanced the ServerIron product offering due to the changing Internet market space and evolving web-based ECommerce requirements. ServerIronXL includes a more powerful processor as well as enhance Internet IronWare Internet traffic management software that adds the following capabilities to the entire ServerIron product family: Firewall load balancing, Full Network Address Translation, Expanded security features (to protect against malicious hacker attacks), as well as URL-, Cookie-, and SSL-Session ID switching.

 IronView Network Management Solutions

   IronView. Our IronView network management solution provides a comprehensive set of easy-to-use tools to simplify management of our switches. A command line interface streamlines local and remote management and configuration. Industry standard simple network management protocol and configuration applications are available on major platforms for graphical user interface management, including HP OpenView for Sun Solaris, Windows NT and stand-alone Windows NT. Our switches also include a user-friendly web interface. Industry standard remote monitoring simplifies network monitoring and a mirror port is included for network tracing and troubleshooting.

Hardware and Software Architecture

 IronCore

   All of our products are based on the IronCore hardware architecture. We believe that IronCore allows us to provide customers with consistent performance, reliability and features, as well as the ability to leverage their networking equipment investment. We also believe that the IronCore architecture allows us to quickly bring new products to market that meet customer needs and interoperate with existing networking equipment.

   The IronCore architecture reflects our expertise in custom designed programmable ASICs. These ASICs are designed to provide high performance and integrated Layer 2, Layer 3 and Layer 4 switching capabilities. We believe this programmable design allows us to offer customers the flexibility of field-upgradeable software features without compromising performance. We have developed 13 custom ASICs used throughout our product portfolio.

   The IronCore chassis architecture consists of a high-speed data highway that incorporates a backplane and crosspoint switching fabric and supports up to eight interface modules. The crosspoint switching fabric allows all lines of communication to intersect with one another. Our implementation of the crosspoint switching fabric includes custom designed, high speed ASICs that provide throughput of up to 128 Gigabits and 96 million packets per second. This amount of throughput allows each module connected to the switch to support simultaneous communication among all workstations connected to the switch, while all workstations connected to the switch can operate at maximum performance. We believe these features of IronCore allow enterprises, web-based businesses, and Internet service providers to have dedicated access to the network at any time, using any application at the maximum speed.

 IronWare and Internet IronWare Software

   Our IronWare and Internet IronWare software work with the IronCore hardware architecture to provide high performance switching. IronWare, which is pre-installed on our Layer 2 and Layer 3 products, provides network design flexibility, multiple levels of redundancy for reliability and support for current and future applications. We believe our Internet IronWare software provides superior intelligent switching capabilities, such as server load-balancing and transparent cache switching, for our Internet traffic management products.

Sales and Marketing

   Our sales strategy includes a domestic and international field sales organization, domestic and international resellers, lease financing program and an OEM relationship.

   Domestic field sales. Our domestic field organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization also works with resellers to assist in communicating product benefits to end user customers and proposing networking solutions. As of December 31, 1999, our field organization included over 95 sales representatives and system engineers. In addition, as of December 31, 1999, we maintained field offices in 35 major metropolitan areas in the United States.

   Domestic resellers. Our domestic resellers include regional networking system resellers and vertical resellers who focus on specific markets such as small Internet service providers. We provide sales and marketing assistance and training to our resellers, who in turn provide first level support to end-user customers. We intend to leverage our relationship with key resellers to penetrate select vertical markets.

   International sales. Product fulfillment and first level support are provided by resellers and integrators. Our international resellers include Mitsui in Japan, Samsung in Korea, Mitech in the United Kingdom, Boreal in France and Pan Dacom in Germany. We also provide field support in key Canadian, European and Asia Pacific locations including Toronto, London, Paris, Frankfurt, Munich and Taipei. We intend to expand our international presence through additional sales and engineering personnel and through the addition of key resellers and integrators. For fiscal 1999, domestic sales in the U.S. accounted for 82% of our revenue. No other country accounted for greater than or equal to 10% of our revenue.

   OEM. We established an OEM relationship with Hewlett-Packard in January 1999. Pursuant to our agreement, Hewlett-Packard markets and sells our products on a private label basis through its worldwide sales force. Hewlett-Packard also purchases our products for use in its internal networks. For fiscal 1999, sales to Hewlett-Packard accounted for 14% of our revenue. Our agreement with Hewlett-Packard continues until May 18, 2000, unless terminated earlier for a material breach by either party. The agreement automatically renews for two additional one year periods, unless the agreement is terminated within 60 days prior to the end of any period. This agreement provides that Hewlett-Packard may postpone, cancel, increase or decrease any order made under the agreement without penalty.

   Lease financing program. In January 2000, we established Foundry Commercial Credit, a private-label leasing program, to offer our customers standardized solution packages that combine Foundry's high performance end-to-end switching solutions with innovative lease financing options. Foundry Commercial Credit is being administered by Heller Financial, Inc. (NYSE: HF), a worldwide commercial finance company. Foundry's leasing program will be marketed through a direct sales force and authorized resellers in the United States and other key markets in Europe, Latin America and Asia Pacific.

   Marketing programs. We have numerous marketing programs designed to inform existing and potential customers, as well as resellers and OEMs, about the capabilities and benefits of our company and products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences, participation in independent third-party product tests, presentations and our web site. We have begun an e-commerce initiative directed at existing customers and resellers.

Customer Service and Support

   Our service and support organization maintains and supports our products sold by our field organization to end users. Customer service revenue was 1.0% and 1.7% of our revenue for 1998 and 1999, respectively. Our resellers and OEM are responsible for installation, maintenance and support services to their customers. We may offer limited assistance to our resellers and OEM in providing service and support to their end user customers.

   TechNet, our comprehensive suite of service and support options, provides customers with a variety of programs to meet specific support needs. TechNet Gold gives customer network operations the highest level of priority and our full range of services. TechNet Silver provides customers with all the tools needed to optimize network performance and uptime. TechNet Bronze extends warranty support with software updates and telephone and online support.

   In December 1999, we opened our regional Centers-of-Excellence in Reston, Virginia; Irvine, California; and Bracknell, Berkshire in the United Kingdom. Foundry's Centers-of-Excellence locations are fully equipped to demonstrate Foundry's award-winning high performance LAN and LAN/WAN products and to support interoperability testing and hands-on training for customers. These regional centers also include executive briefing centers and serve as regional technical support centers, with Foundry sparing depots. The centers allow Foundry to continue to deliver superior customer service and quality products to its customers while increasing the variety of support programs to their rapidly growing installed base.

Manufacturing

   We operate under a modified "turn key" process utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. We maintain control and procurement responsibility for all proprietary components. All designs, documentation, selection of approved suppliers, quality control and repairs are performed at our facilities. In 1999, we transitioned our assembly and testing functions from our Sunnyvale facility to our manufacturing partners in order to realize lower costs and higher volume efficiencies. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of delivered products to customers. We have selected this approach to ensure our ability to respond to rapid growth and sudden market shifts.

   We currently have two primary manufacturing partners. One partner, Celestica, located in San Jose, California, assembles and tests our printed circuit boards. The other partner, Hadco, located in Santa Clara, California, assembles and tests our backplane products. Both companies are ISO certified and have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Any interruptions in the operations of either of these manufacturing partners or delays in their shipment of products would negatively impact our ability to meet scheduled product deliveries to our customers. We design all ASICs, printed circuit boards and sheet metal while working closely with semiconductor partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and controlled by use of an "Approved Vendor Listing" that must be followed by our sources. We perform extensive testing of all our products including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see "Risk Factors--Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders" on page 26 for a review of certain risks associated with our manufacturing operations.

   We currently purchase several components from a single source, including certain integrated circuits, power supplies and long-range optics, which we believe are readily available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by Texas Instruments. An alternative supply for these ASICs could not be readily obtained.

   We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. The material terms of these orders typically involve the quantity of supply ordered by us, the purchase price of the components, lead time and the shipping arrangements. In the event one of these suppliers, in particular, Texas Instruments, materially delays its supply to us or one of them terminates its relationship with us, we may not be able to find an alternate supplier on a timely basis and, as a result, our business could be harmed.

Research and Development

   Our future success depends on our ability to enhance existing products and develop new products that incorporate the latest technological developments. We work with customers and prospects, as well as partners and industry research organizations, to identify and implement new solutions that meet the current and future needs of enterprises, web-based businesses, and Internet service providers. Whenever possible, our products are based on industry standards to ensure interoperability. We intend to continue to support emerging industry standards integral to our product strategy.

   We use a uniform architecture across our product line, including programmable ASICs, and system and network management software. This enables us to quickly bring new products and features to market. For example, we shipped the industry's first Gigabit Ethernet Layer 2 and Layer 3 switch in June 1997. We are currently developing new switching solutions that provide new levels of performance, scalability and functionality for the LAN, MAN and LAN/WAN. We also have engineering efforts focused on cost reduction.

   As of December 31, 1999, we had an engineering staff of 43 responsible for hardware design and development, architecture and software development, documentation and quality assurance. Our research and development expenses totaled $9.0 million in 1999, $8.8 million in 1998 and $5.4 million in 1997.

Competition

   We believe that we compete favorably in the key competitive factors that impact our markets, including technical expertise, price points, new product innovation, product features, service and support, brand awareness and distribution. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts and through the continued implementation of cost reduction efforts. However, our market is still evolving and we may not be able to compete successfully against current and future competitors.

   The market in which we operate is highly competitive. Cisco Systems maintains a dominant position in this market and several of its products compete directly with our products. Cisco's substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces the margins and profitability of its competitors. Purchasers of networking solutions may choose Cisco's products because of its longer operating history, broad product line and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete.

   In addition to Cisco, we compete with other large public companies, such as 3Com and Nortel Networks, as well as other smaller public and private companies. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises, web-based businesses, and Internet service providers.

Intellectual Property

   Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore hardware architecture, and our IronWare and Internet IronWare software. Different versions and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. We do not own any patents nor do we have any patent applications pending. We may not have taken actions that adequately protect our intellectual property rights.

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

   Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the networking markets have extensive patent portfolios with respect to networking technology, while we do not currently own any patents or have any patent applications pending. In July 1999, we received a letter from

Resonate, Inc., alleging that our ServerIron products infringe one of its patents. Based on the advice of our patent counsel, we do not believe that our current ServerIron products infringe Resonate's patent. We have and intend to continue to contest this claim vigorously. Although we have had no communication with Resonate on this issue since December 1999, these kinds of disputes are subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in our objection to this claim, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition.

   From time to time, other third parties, including leading companies, have asserted against others and may assert against us exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed.

Employees

   As of December 31, 1999, we had 222 employees, including 123 in sales and marketing, 43 in engineering, 35 in manufacturing and 21 in general and administrative functions. We are not subject to any collective bargaining agreements and believe our employee relations are good.

Executive Officers

   The names and ages of our executive officers as of December 31, 1999 are as follows:

           Name           Age                      Position
           ----           ---                      --------
 Bobby R. Johnson, Jr. ..  43 President, Chief Executive Officer, and Chairman
                               of the Board of Directors
 H. Earl Ferguson........  61 Vice President, Hardware Engineering
                              Vice President, Finance and Administration, Chief
 Timothy D. Heffner......  50 Financial Officer
                              Vice President, Marketing and Product and Program
 Ken K. Cheng............  44 Management
 Wilburn W. McGill.......  57 Vice President, Manufacturing
 Robert W. Shackleton....  49 Vice President, North American Sales
 William S. Kallaos......  52 Vice President, International Sales
                              Vice President, Software Engineering and Quality
 Lee Chen ...............  45 Assurance

   Bobby R. Johnson, Jr. co-founded Foundry and has served as President, Chief Executive Officer and Chairman of the board of directors of Foundry since its inception in May 1996. From August 1993 to October 1995, Mr. Johnson co-founded and served as President, Chief Executive Officer and Chairman of the board of directors of Centillion Networks, Inc., a provider of local area network switches. From September 1991 to February 1993, Mr. Johnson was Vice President and General Manager of Internetworking Hardware for Network Equipment Technologies, a wide area networking company. Mr. Johnson holds a B.S. with honors from North Carolina State University.

   H. Earl Ferguson co-founded Foundry and has served as Vice President, Hardware Engineering, and chief technical officer of Foundry since July 1996. From August 1993 to February 1996, Mr. Ferguson was co-founder and Vice President of Engineering of Centillion Networks and the Vice President of Engineering for the Centillion Business Unit of Bay Networks. From December 1991 to February 1993, Mr. Ferguson was Director of Internetworking Hardware for Network Equipment Technologies. Mr. Ferguson holds six patents in internetworking technologies. Mr. Ferguson holds a B.S. from the University of Washington and M.S. from the University of Michigan.

   Timothy D. Heffner has served as Vice President, Finance and Administration and Chief Financial Officer of Foundry since November 1996. From September 1994 to November 1996, Mr. Heffner was Director of Finance for Centillion Networks and for the Centillion Business Unit of Bay Networks. From January 1994 to September 1994, Mr. Heffner was Chief Financial Officer of Digital Generation Systems, a network services company. Mr. Heffner holds a B.S. from San Jose State University.

   Ken K. Cheng has served as Vice President of Marketing of Foundry since December 1999 and as Vice President of Product and Program Management of Foundry since July 1998. From December 1993 to July 1998, Mr. Cheng was Senior Vice President and Chief Operating Officer of Digital Generation Systems, a network services company. From December 1988 to December 1993, Mr. Cheng was Director of LAN/WAN Internetworking Hardware for Network Equipment Technologies. Mr. Cheng holds a B.S. from Queen's University and an M.B.A. from Santa Clara University.

   Wilburn W. McGill has served as Vice President of Manufacturing of Foundry since February 1997. From March 1996 to February 1997, Mr. McGill was the Vice President of Operations at Ancot Corporation, a networking analyzer company. From May 1995 to March 1996, Mr. McGill was Vice President of Engineering and Operations for DTC Data Technology Corporation, a network interface card company. From January 1990 to February 1994, Mr. McGill was General Manager for the Research and Development Division of Centera Ltd., a networking solutions company.

   Robert W. Shackleton has served as Vice President of North American Sales of Foundry since April 1997. From March 1989 to March 1997, Mr. Shackleton was Senior Director of United States Distribution and Sales for Network Equipment Technologies. Mr. Shackleton holds a B.A. with honors from the University of Colorado and attended Stanford University's Business School Executive Management Program.

   William S. Kallaos has served as Vice President of International Sales of Foundry since April 1997. From September 1984 to February 1997, Mr. Kallaos worked for UB Networks in a variety of positions, most recently as Vice President of United States Sales. Mr. Kallaos holds a B.A. with honors from the University of Missouri.

   Lee Chen has served as Vice President, Software Engineering and Quality Assurance since October 1999. From June 1996 to September 1999, Mr. Chen served as Director of Software Engineering for Foundry. From January 1995 to February 1996, Mr. Chen was the Vice President of Engineering of OTS, a software consulting company. From August 1993 to December 1995, Mr. Chen was co-founder of Centillion Networks. Mr. Chen holds a M.S. from San Jose State University.

Item 2. PROPERTIES

   Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 71,000 square feet of space in San Jose, California which we moved to in February 2000. We also lease space in various other geographic locations domestically and internationally for sales and service personnel. We believe that our existing facilities are adequate for our needs through at least the end of year 2000. We may need additional space at that time and there can be no assurance that such additional space will be available on commercially reasonable terms, if at all.

Item 3. LEGAL PROCEEDINGS.

   The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising from the ordinary course of its business. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock."

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   The Company's common stock commenced trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol "FDRY". Prior to this time, there was no public market for our stock. As of December 31, 1999, there were approximately 256 holders of record of the common stock. The following table sets forth for the periods indicated, the high and low closing sale prices for the common stock as reported on the Nasdaq National Market.

                                                                   High    Low
                                                                  ------- ------
      Fourth quarter............................................. $161.19 $63.00

Dividend Policy

   The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Unregistered Securities Sold in 1999

   In 1999, we issued 2,923,072 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.03 to $11.50 per share. These stock options were granted under our 1996 Stock Plan prior to our initial public offering. Our issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Rule 701 promulgated under the Securities Act.

   In June 1999, we issued 375,000 shares of Series C preferred stock to one investor, a family trust of which Andrew K. Ludwick, a director of Foundry, is trustee, for an aggregate cash consideration of $1,000,000. Our issuance of this stock was exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.

   In September 1999, we issued 150,000 shares of common stock pursuant to the exercise of a nonstatutory stock option at an exercise price of $0.83 per share. This stock option was granted to a key executive outside of the 1996 Stock Plan prior to our initial public offering. Our issuance of this stock was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act.

   In November 1999, we issued 89,640 shares of common stock to an equipment lessor upon the exercise of a warrant based on an exercise price of $0.33 per share. Our issuance of this stock was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Use of Proceeds from Sales of Registered Securities

   On September 27, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-82577) was declared effective by the Securities and Exchange Commission. The offering commenced on September 28, 1999 and 11,500,000 shares of our common stock were offered and sold for our account at a price of $12.50 per share, generating gross offering proceeds of $143,750,000. After deducting approximately $10,062,500 in underwriting discounts and $1,856,700 in other related expenses, the net proceeds of the offering were approximately $131,830,800.

   We expect to use the net proceeds of the offering for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the leasing of additional facilities. Specific amounts for these purposes have not been determined. In addition, we may use a portion of our cash and short-term investments to acquire or invest in complementary businesses, technologies, product lines or products.

However, we have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction. We are currently investing our cash in short-term, interest-bearing, investment grade securities.

Item 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below should be read together with the financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Form 10-K.

   The statement of operations data set forth below for each of the years in the three-year period ended December 31, 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the period from inception on May 22, 1996 to December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 are derived from audited financial statements not included herein.

                                     Period from
                                     May 22, 1996          Year Ended
                                    (Inception) to        December 31,
                                     December 31,  ----------------------------
                                         1996       1997      1998      1999
                                    -------------- -------  --------  ---------
                                      (in thousands, except per share data)
Statement of Operations Data:
Revenue, net......................     $   --      $ 3,381  $ 17,039  $ 133,522
Cost of revenue...................         --        1,835     8,433     56,612
                                       -------     -------  --------  ---------
  Gross profit....................         --        1,546     8,606     76,910
                                       -------     -------  --------  ---------
Operating expenses:
  Research and development........       1,914       5,403     8,797      9,037
  Sales and marketing.............         --        3,419     7,258     23,142
  General and administrative......         226       1,853     1,589      4,532
  Amortization of deferred stock
   compensation...................         --          --        727      9,463
                                       -------     -------  --------  ---------
    Total operating expenses......       2,140      10,675    18,371     46,174
                                       -------     -------  --------  ---------
Income (loss) from operations.....      (2,140)     (9,129)   (9,765)    30,736
Interest income, net..............         127         122       413      1,886
                                       -------     -------  --------  ---------
Income (loss) before provision for
 income taxes.....................      (2,013)     (9,007)   (9,352)    32,622
Provision for income taxes........         --          --        --       9,750
                                       -------     -------  --------  ---------
Net income (loss).................     $(2,013)    $(9,007) $ (9,352) $  22,872
                                       =======     =======  ========  =========
Basic net income (loss) per
 share............................     $ (0.50)    $ (0.67) $  (0.35) $    0.42
Diluted net income (loss) per
 share............................     $ (0.50)    $ (0.67) $  (0.35) $    0.20
Weighted average shares--
 basic(a).........................       4,048      13,570    26,976     54,929
Weighted average shares--
 diluted(a).......................       4,048      13,570    26,976    114,835
Pro forma basic net income (loss)
 per share........................                 $ (0.24) $  (0.14) $    0.26
Weighted average shares--pro forma
 basic(a).........................                  37,134    68,646     88,859

                                                    December 31,
                                         --------------------------------------
                                          1996      1997      1998      1999
                                         -------  --------  --------  ---------
Balance Sheet Data:
Cash and cash equivalents..............  $ 3,823  $  3,182  $  4,567  $ 120,378
Working capital........................    3,505     4,076    10,663    180,508
Total assets...........................    4,557     6,988    19,238    213,498
Long term obligations, less current
 portion...............................      344       178       --         --
Total stockholders' equity (deficit)...   (1,903)  (10,509)  (18,926)   181,604

--------
(a) See Note 2 of the Notes to Financial Statements beginning on page 40 for an explanation of the determination of the number of shares and share equivalents used in computing per share amounts.

Quarterly Results of Operations

   The following tables set forth our statement of operations data for each of the eight quarters ended December 31, 1999, including these amounts expressed as a percentage of total revenue. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Quarter Ended
                          ----------------------------------------------------------------------------------
                          Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                            1998       1998       1998       1998       1999      1999      1999      1999
                          --------   --------   --------   --------   --------  --------  --------  --------
                                                      (in thousands)
Statement of Operations
 Data:
Revenue, net............  $ 1,842    $ 2,361    $ 4,030    $ 8,806    $15,425   $24,062   $38,896   $55,139
Cost of revenue.........      915      1,167      1,918      4,433      7,570    10,421    17,274    21,347
                          -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit...........      927      1,194      2,112      4,373      7,855    13,641    21,622    33,792
Operating expenses:
 Research and
  development...........    1,383      1,867      3,705      1,842      1,746     1,879     2,199     3,213
 Sales and marketing....    1,209      1,536      1,887      2,626      2,717     4,256     6,654     9,515
 General and
  administrative........      251        318        365        655        670       985     1,025     1,852
 Amortization of
  deferred stock
  compensation..........       --         --        233        494      1,054     3,848     2,248     2,313
                          -------    -------    -------    -------    -------   -------   -------   -------
 Total operating
  expenses..............    2,843      3,721      6,190      5,617      6,187    10,968    12,126    16,893
                          -------    -------    -------    -------    -------   -------   -------   -------
Income (loss) from
 operations.............   (1,916)    (2,527)    (4,078)    (1,244)     1,668     2,673     9,496    16,899
Interest income, net....       40        173        135         65         24        --        47     1,815
                          -------    -------    -------    -------    -------   -------   -------   -------
Income (loss) before
 provision for income
 taxes                     (1,876)    (2,354)    (3,943)    (1,179)     1,692     2,673     9,543    18,714
Provision for income
 taxes..................       --         --         --         --        423       668     3,737     4,922
                          -------    -------    -------    -------    -------   -------   -------   -------
Net income (loss).......  $(1,876)   $(2,354)   $(3,943)   $(1,179)   $ 1,269   $ 2,005   $ 5,806   $13,792
                          =======    =======    =======    =======    =======   =======   =======   =======
                          Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                            1998       1998       1998       1998       1999      1999      1999      1999
                          --------   --------   --------   --------   --------  --------  --------  --------
Percentage of Revenue:
Revenue, net............    100.0 %    100.0 %    100.0 %    100.0 %    100.0%    100.0%    100.0%    100.0%
Cost of revenue.........     49.7       49.4       47.6       50.3       49.1      43.3      44.4      38.7
                          -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit...........     50.3       50.6       52.4       49.7       50.9      56.7      55.6      61.3
Operating expenses:
 Research and
  development...........     75.1       79.1       91.9       20.9       11.3       7.8       5.7       5.8
 Sales and marketing....     65.6       65.1       46.8       29.8       17.6      17.7      17.1      17.3
 General and
  administrative........     13.6       13.4        9.1        7.5        4.4       4.1       2.6       3.4
 Amortization of
  deferred stock
  compensation..........       --         --        5.8        5.6        6.8      16.0       5.8       4.2
                          -------    -------    -------    -------    -------   -------   -------   -------
 Total operating
  expenses..............    154.3      157.6      153.6       63.8       40.1      45.6      31.2      30.7
                          -------    -------    -------    -------    -------   -------   -------   -------
Income (loss) from
 operations.............   (104.0)    (107.0)    (101.2)     (14.1)      10.8      11.1      24.4      30.6
Interest income, net....      2.2        7.3        3.4        0.7        0.2        --       0.1       3.3
                          -------    -------    -------    -------    -------   -------   -------   -------
Income (loss) before
 provision for income
 taxes..................   (101.8)     (99.7)     (97.8)     (13.4)      11.0      11.1      24.5      33.9
Provision for income
 taxes..................       --         --         --         --        2.8       2.8       9.6       8.9
                          -------    -------    -------    -------    -------   -------   -------   -------
Net income (loss).......   (101.8)%    (99.7)%    (97.8)%    (13.4)%      8.2%      8.3%     14.9%     25.0%
                          =======    =======    =======    =======    =======   =======   =======   =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

Overview

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet service providers. From our inception in May 1996 through April 1997, we were engaged primarily in research and development activities and did not generate any revenue. A substantial portion of our operating expenses during this period was related to the design and development of our custom ASICs, software development and testing prototype designs. We commenced commercial shipments of our FastIron workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron, our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron family. We shipped BigIron, our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. Since the first quarter of 1998, our revenue has increased every quarter, and we were profitable in each quarter of 1999, although we cannot assure you that these results will be indicative of future performance.

   We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and through our OEM relationship with Hewlett-Packard. We have sales representatives in the United States, Singapore, Italy, Canada, France, Sweden, China, Netherlands, Germany, Taiwan and the United Kingdom. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. Currently, a majority of our international sales are denominated in U.S. dollars. We generally recognize product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period.

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

   We rely on two third-party manufacturing vendors that produce different assemblies for our products. Prior to the first quarter of 1999, we performed final assembly, testing, quality assurance, manufacturing, engineering, documentation control and repairs of our products at our Sunnyvale facility. In 1999, we transitioned assembly and testing functions from our Sunnyvale facility to our manufacturing partners. We realized lower costs and higher volume efficiencies as a result of this transition in 1999.

   In connection with the grant of stock options to employees, we recorded deferred stock compensation of $4.7 million in 1998 and $17.3 million in 1999, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations ratably over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $727,000 and $9.5 million for the years ended December 31, 1998 and 1999, respectively. At December 31, 1999, we had approximately $11.8 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options granted to employees and directors.

Results of Operations

   The following table sets forth selected items from our statement of operations as a percentage of revenue for the periods indicated:

                                                 Year Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------   -------   -------
   Revenue, net.................................    100.0 %   100.0 %   100.0%
   Cost of revenue..............................     54.3      49.5      42.4
                                                 --------   -------   -------
     Gross profit...............................     45.7      50.5      57.6
                                                 --------   -------   -------
   Operating expenses:
     Research and development...................    159.8      51.6       6.8
     Sales and marketing........................    101.1      42.6      17.3
     General and administrative.................     54.8       9.3       3.4
     Amortization of deferred stock
      compensation..............................      --        4.3       7.1
                                                 --------   -------   -------
       Total operating expenses.................    315.7     107.8      34.6
                                                 --------   -------   -------
   Income (loss) from operations................   (270.0)    (57.3)     23.0
   Interest income, net.........................      3.6       2.4       1.4
                                                 --------   -------   -------
   Income (loss) before provision for income
    taxes.......................................   (266.4)    (54.9)     24.4
   Provision for income taxes...................      --        --        7.3
                                                 --------   -------   -------
   Net income (loss)............................   (266.4)%   (54.9)%    17.1%
                                                 ========   =======   =======

   Revenue. Revenue was $3.4 million, $17.0 million and $133.5 million in fiscal 1997, 1998 and 1999, respectively, representing increases of 400% from fiscal 1997 to 1998, and 685% from fiscal 1998 to 1999. These increases were due to the market's growing acceptance of Foundry's product offerings, and a significant increase in Foundry's sales and marketing organizations. We introduced our BigIron products in the third quarter of 1998 and our ServerIron products in the second quarter of 1998. Our product introductions coincided with broad market acceptance of Gigabit Ethernet technology resulting from the adoption of the Gigabit Ethernet standard in June 1998.

   For the year ended December 31, 1999, sales to America Online and Hewlett-Packard accounted for 11% and 14% of revenue, respectively. Hewlett-Packard is both an OEM and an end user.

   Cost of revenue. Cost of revenue consists primarily of material, labor, overhead and warranty costs. Cost of revenue was $1.8 million, $8.4 million and $56.6 million in fiscal 1997, 1998 and 1999, or 54%, 50% and 42% of revenue, respectively. The decrease as a percentage of revenue was primarily a result of lower overhead costs due to increased production volume.

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses were $5.4 million, $8.8 million and $9.0 million in fiscal 1997, 1998 and 1999, or 160%, 52% and 7% of revenue, respectively. The increase in absolute dollars was primarily due to the addition of engineering personnel and related costs. Research and development costs are expensed as incurred. As a percentage of revenue, research and development decreased because of the significant increase in revenue. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $3.4 million, $7.3 million and $23.1 million in fiscal 1997, 1998 and 1999 or 101%, 43% and 17% of revenue, respectively. The increase in absolute dollars was primarily due to the addition of sales and marketing personnel and increased commission expenses resulting from significantly higher sales. As a percentage of revenue, sales and marketing expenses decreased because of the significant increase in revenue. We expect these expenses to increase in absolute dollars as we continue to build our field sales and support organizations and expand sales and marketing activities in the future.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses were $1.9 million, $1.6 million and $4.5 million in fiscal 1997, 1998 and 1999 or 55%, 9% and 3% of revenue, respectively. The increase in absolute dollars was primarily due to an increase in the allowance for doubtful accounts, the addition of personnel necessary to support the increase in revenue and general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business and operate as a public company.

   Interest income. Interest income is the net result of the interest earned on the funds we keep on deposit in interest bearing money market and short-term investment accounts less any interest expense incurred on our revolving bank line of credit and capital lease obligations. Foundry had net interest income of $122,000, $413,000 and $1.9 million in 1997, 1998 and 1999, respectively.
During 1998, we had cash balances in an interest bearing account resulting from the proceeds of our financing in March 1998. During 1999, interest income increased significantly due to higher cash balances resulting from the proceeds from our initial public offering.

   Income taxes. Foundry did not incur state or federal income taxes in fiscal 1997 and 1998 due to operating losses incurred during those periods. Foundry recorded income tax expense for fiscal 1999 of $9.8 million. The provision for 1999 results in an effective tax rate of 30% which reflects the application of the benefit from cumulative net operating loss carryforwards and accumulated research credits. As of December 31, 1997 and 1998, Foundry recorded valuation allowances for the total net deferred tax assets as a result of uncertainties regarding realization of the assets based upon the limited operating history of Foundry, the lack of profitability and the uncertainty of future profitability during those periods.

   Net income. Net income increased to $22.9 million for 1999 from a net loss of $9.3 million for 1998. This increase was due to significantly higher revenue.

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

announcements and introductions of new products by our competitors and us; our ability to build infrastructure to support increased growth; our ability to achieve required cost reductions; our ability to obtain sufficient supplies of limited-sourced components for our products; increases in the prices of the components we purchase; our ability to attain and maintain production volumes and quality levels for our products; the mix of products sold and the mix of distribution channels through which they are sold; and costs relating to possible acquisitions and integration of technologies or businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock--We may not meet quarterly financial expectations, which could cause our stock price to decline" for a discussion of the risk of fluctuations in operating results.

Liquidity and Capital Resources

   On October 1, 1999, we completed our initial public offering in which we raised gross proceeds of approximately $143.8 million from the sale of 11,500,000 shares of common stock. Prior to our initial public offering, Foundry financed operations primarily through the private sales of common and preferred stock for net proceeds of approximately $33.4 million and, to a lesser extent, from a capital equipment lease line. At December 31, 1999, Foundry had cash and cash equivalents of $120.4 million and short-term investments of $39.8 million. Cash equivalents consisted of commercial paper and cash deposited in money market accounts with original maturities of less than three months. Short-term investments was comprised of corporate and U.S. debt securities with original maturities greater than three months but less than one year.

   Cash provided by operating activities was $18.7 million for the year ended December 31, 1999. Cash utilized in operating activities was $13.2 million in 1998 and $9.8 million in 1997. The cash utilized in 1998 and 1997 was due to net losses, as well as working capital required to fund our growth in operations, including accounts receivable and inventory.

   Cash utilized in investing activities was $40.8 million for the year ended December 31, 1999, $414,000 in 1998 and $526,000 in 1997. The cash utilized in
1998 and 1997 represented purchases of property and equipment, specifically computers and electronic test equipment. In 1999 we used cash of $39.8 million to purchase short-term investments and $1.0 million for property and equipment.

   Financing activities provided $137.9 million in cash for the year ended December 31, 1999, consisting primarily of proceeds from our initial public offering, and to a lesser extent, from the exercise of stock options and proceeds from the sale of preferred stock. In 1998, we generated $15.0 million of cash and in 1997, we generated $9.6 million of cash, in each case primarily from an equity financing and the exercise of stock options, offset by principal repayments on capital lease obligations.

   In December 1999 through March 2000, Foundry established subsidiaries in foreign countries, including the United Kingdom, France, Canada, Netherlands, Germany and Singapore, which function primarily as sales offices in those locations. We have also established sales branch offices in Taiwan, Hong Kong, Italy, Sweden and Ireland.

   On September 28, 1999, we entered into a lease for approximately 71,000 square feet to serve as our new headquarters and manufacturing facility in San Jose, California. Our lease commenced on February 1, 2000 and will expire on January 31, 2006. The related rent expense is $131,000 per month.

   As of December 31, 1999, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from our initial public offering, together with our existing cash balances and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months.

Recently Issued Accounting Standards

   See Note 2 of Notes to Financial Statements for recently adopted and recently issued accounting standards.

Risk Factors That May Affect Future Results and Market Price of Stock

We have incurred losses in the past and may not be able to maintain profitability in the future.

   We incurred net losses of $2.0 million from inception through December 31, 1996, $9.0 million in 1997 and $9.4 million in 1998. We generated net income of $22.9 million for the year ended December 31, 1999. As of December 31, 1999, we had retained earnings of $2.5 million. We expect to incur increased costs and expenses related to:

  . sales and marketing, including expansion of our direct sales operation and distribution channels;

  . product development;

  . customer support;

  . expansion of our corporate infrastructure; and

  . facilities expansion.

   Although we were profitable in each of the four quarters of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

   We also plan to significantly increase our operating expenses to expand our sales and marketing efforts, expand our customer support capabilities, finance increased levels of research and development and build our operational and administrative infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.

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

   To date, a limited number of customers and resellers have accounted for a significant portion of our revenue. If any of these customers stop or delay purchases, our revenue and profitability could suffer. In 1998, Mitsui & Co. (U.S.A.) accounted for 21% of our revenue. In 1999, sales to Mitsui accounted for less than 10% and sales to Hewlett-Packard and America Online accounted for 14% and 11% of our revenue, respectively.

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

   We have introduced products specifically targeted at the Internet service provider market and currently have under development other products to address their requirements. As a result, our success depends on increased sales to Internet service providers. Although we expect these sales to increase, we believe that there are a number of risks arising from doing business with Internet service providers which may not arise in our relationships with our other customers, including:

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

   Hewlett-Packard, currently our sole OEM, accounted for 14% of our revenue in 1999, and we anticipate that it will continue to account for a significant percentage of our revenue. In addition to providing revenue through sales of our products to Hewlett-Packard, we believe that this relationship is important to facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. Therefore, in addition to directly affecting our revenue, the cancellation of our agreement with Hewlett-Packard could harm our ability to market and sell our products to potential customers.

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

   Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Boreal and Mitech in Europe, Mitsui in Japan, Bell Canada in Canada, and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from international sales depends on Mitsui's ability to sell our products and on the strength of the Japanese economy which has been weak in recent years.

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

   Generally, our international sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency.

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

   We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Toshiba, Hewlett-Packard, Molex and Intel. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders. Our principal limited-sourced components include:

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

   We believe that our existing working capital and cash from future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we could be required to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and the terms of debt securities could impose restrictions on our operations.

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

   In July 1999, we received a letter from Resonate, Inc. alleging that our ServerIron products infringe one of its patents. We have and intend to continue to contest this claim vigorously. Although we have had no communication from Resonate on this issue since December 1999, these kinds of disputes are subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in our objection to this claim, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition.

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

   Our executive officers, directors and entities affiliated with them beneficially own approximately 53% of our outstanding common stock as of December 31, 1999. These stockholders, if acting together, would be able to significantly influence the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

   All of the 11,500,000 shares sold in the initial public offering on September 28, 1999 are freely tradeable. In addition, Deutsche Banc Alex. Brown, the lead underwriter for our initial public offering authorized an early lock-up release of approximately 5,100,000 shares of common stock subject to the underwriters' lock-up restrictions. The released shares became available for sale on February 10, 2000 without further restriction. The remaining shares of common stock outstanding are subject to lock-up agreements that prohibit the sale of shares for 180 days after September 27, 1999. Immediately after the 180 day lock-up period, the remaining outstanding shares of our common stock will become available for sale, subject, in some cases, to the expiration of one-year holding periods and/or the lapse of our repurchase option. Sales of a substantial number of shares of common stock in the public market after the expiration of the lock-up and holding periods could cause the market price of our common stock to decline.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. The portfolio includes only marketable securities with original maturities of less than one year and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             FOUNDRY NETWORKS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  32
Balance Sheets...........................................................  33
Statements of Operations.................................................  34
Statements of Redeemable Convertible Preferred Stock and Stockholders'
 Equity (Deficit)........................................................  35
Statements of Cash Flows.................................................  36
Notes to Financial Statements ...........................................  37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Foundry Networks, Inc.:

   We have audited the accompanying balance sheets of Foundry Networks, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundry Networks, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
January 21, 2000

                             FOUNDRY NETWORKS, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  4,567  $120,378
  Short-term investments...................................      --     39,789
  Accounts receivable, net of allowance for doubtful
   accounts of $399 and $1,354, respectively...............    6,607    28,932
  Inventories..............................................    7,201    16,743
  Deferred tax assets......................................      --      5,220
  Prepaid expenses and other current assets................      367     1,340
                                                            --------  --------
    Total current assets...................................   18,742   212,402
                                                            --------  --------
Property and equipment:
  Computers and related equipment..........................    1,603     2,621
  Furniture and fixtures...................................       80       107
                                                            --------  --------
                                                               1,683     2,728
  Less: Accumulated depreciation...........................   (1,187)   (1,632)
                                                            --------  --------
    Net property and equipment.............................      496     1,096
                                                            --------  --------
                                                            $ 19,238  $213,498
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations............. $    178  $    --
  Accounts payable.........................................    6,059     7,557
  Accrued payroll and related expenses.....................      937     4,138
  Warranty accrual.........................................      355     2,092
  Other accrued expenses...................................      179     4,013
  Income taxes payable.....................................      --      9,925
  Deferred revenue.........................................      371     4,169
                                                            --------  --------
    Total current liabilities..............................    8,079    31,894
                                                            --------  --------
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.0001 par value,
 aggregate liquidation preference of $30,150 at December
 31, 1998 and none at December 31, 1999:
  Authorized--5,000,000 shares at December 31, 1999
  Issued and outstanding--44,974,770 shares at December 31,
  1998 and none at December 31, 1999.......................   30,085       --
                                                            --------  --------
Stockholders' equity (deficit):
  Common stock, $0.0001 par value:
   Authorized--200,000,000 shares at December 31, 1999
   Issued and outstanding-- 55,831,968 and 114,189,450
   shares at December 31, 1998 and 1999, respectively......        5        11
  Treasury stock...........................................      --         (4)
  Additional paid-in capital...............................    6,118   191,623
  Notes receivable from stockholders.......................     (713)     (755)
  Deferred stock compensation..............................   (3,964)  (11,771)
  Retained earnings (accumulated deficit)..................  (20,372)    2,500
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (18,926)  181,604
                                                            --------  --------
                                                            $ 19,238  $213,498
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                             FOUNDRY NETWORKS, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1997     1998      1999
                                                   -------  -------  --------
Revenue, net...................................... $ 3,381  $17,039  $133,522
Cost of revenue...................................   1,835    8,433    56,612
                                                   -------  -------  --------
  Gross profit....................................   1,546    8,606    76,910
                                                   -------  -------  --------
Operating expenses:
  Research and development........................   5,403    8,797     9,037
  Sales and marketing.............................   3,419    7,258    23,142
  General and administrative......................   1,853    1,589     4,532
  Amortization of deferred stock compensation.....     --       727     9,463
                                                   -------  -------  --------
    Total operating expenses......................  10,675   18,371    46,174
                                                   -------  -------  --------
Income (loss) from operations.....................  (9,129)  (9,765)   30,736
Interest income...................................     150      431     2,092
Interest expense..................................     (28)     (18)     (206)
                                                   -------  -------  --------
Income (loss) before provision for income taxes...  (9,007)  (9,352)   32,622
Provision for income taxes........................     --       --      9,750
                                                   -------  -------  --------
Net income (loss)................................. $(9,007) $(9,352) $ 22,872
                                                   =======  =======  ========
Basic net income (loss) per share................. $ (0.67) $ (0.35) $   0.42
                                                   =======  =======  ========
Weighted average shares used in computing basic
 net income (loss) per share......................  13,570   26,976    54,929
                                                   =======  =======  ========
Diluted net income (loss) per share............... $ (0.67) $ (0.35) $   0.20
                                                   =======  =======  ========
Weighted average shares used in computing diluted
 net income (loss) per share......................  13,570   26,976   114,835
                                                   =======  =======  ========


   The accompanying notes are an integral part of these financial statements.

                            FOUNDRY NETWORKS, INC.

 STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)
                                (in thousands)

                      Redeemable
                     Convertible                        Treasury                  Notes                    Retained
                   Preferred Stock     Common Stock       Stock     Additional  Receivable    Deferred     Earnings
                   -----------------  --------------- -------------  Paid-in       From        Stock     (Accumulated
                   Shares    Amount   Shares   Amount Shares Amount  Capital   Stockholders Compensation   Deficit)
                   -------  --------  -------  ------ ------ ------ ---------- ------------ ------------ ------------
BALANCES AT
DECEMBER 31,
1996.............   17,250  $  5,719   34,366   $ 3     --    $--    $    154     $ (47)      $    --      $ (2,013)
 Exercise of
 stock options
 for cash........      --        --    12,478     1     --     --         415       --             --           --
 Exercise of
 stock options
 for notes
 receivable......      --        --     6,150     1     --     --         212      (213)           --           --
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock,
 net.............   12,261     9,400      --    --      --     --         --        --             --           --
 Repurchase of
 common stock....      --        --      (450)  --      --     --         (15)      --             --           --
 Net loss........      --        --       --    --      --     --         --        --             --        (9,007)
                   -------  --------            ---   -----   ----   --------     -----       --------     --------
BALANCES AT
DECEMBER 31,
1997.............   29,511    15,119   52,544     5     --     --         766      (260)           --       (11,020)
 Exercise of
 stock options
 for cash........      --        --     1,100   --      --     --         212       --             --           --
 Exercise of
 stock options
 for notes
 receivable......      --        --     2,954   --      --     --         474      (474)           --           --
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............   15,464    14,966      --    --      --     --         --        --             --           --
 Deferred stock
 compensation....      --        --       --    --      --     --       4,691       --          (4,691)         --
 Amortization of
 deferred stock
 compensation....      --        --       --    --      --     --         --        --             727          --
 Repurchase of
 common stock....      --        --      (766)  --      --     --         (25)      --             --           --
 Cancellation of
 notes receivable
 from
 stockholders....      --        --       --    --      --     --         --         21            --           --
 Net loss........      --        --       --    --      --     --         --        --             --        (9,352)
                   -------  --------            ---   -----   ----   --------     -----       --------     --------
BALANCES AT
DECEMBER 31,
1998.............   44,975    30,085   55,832     5     --     --       6,118      (713)        (3,964)     (20,372)
 Issuance of
 Series C
 redeemable
 convertible
 preferred
 stock...........      375     1,000      --    --      --     --         --        --             --           --
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs..      --        --    11,500     1     --     --     131,831       --             --           --
 Conversion of
 preferred stock
 into
 common stock....  (45,350)  (31,085)  45,350     5     --     --      31,080       --             --           --
 Exercise of
 stock options
 for cash........      --        --     2,917   --      --     --       4,331       --             --           --
 Exercise of
 stock options
 for notes
 receivable......      --        --       246   --      --     --         146      (146)           --           --
 Repayment of
 notes
 receivable......      --        --       --    --      --     --         --         85            --           --
 Repurchase of
 common stock....      --        --      (455)  --      --     --         (19)       19            --           --
 Deferred stock
 compensation....      --        --       --    --      --     --      17,270       --         (17,270)         --
 Amortization of
 deferred stock
 compensation....      --        --       --    --      --     --         --        --           9,463          --
 Repurchase of
 common stock
 from a founder..      --        --    (1,200)  --    1,200     (4)       --        --             --           --
 Disqualifying
 disposition on
 stock options...      --        --       --    --      --     --         866       --             --           --
 Net income......      --        --       --    --      --     --         --        --             --        22,872
                   -------  --------            ---   -----   ----   --------     -----       --------     --------
BALANCES AT
DECEMBER 31,
1999.............      --   $    --   114,190   $11   1,200   $ (4)  $191,623     $(755)      $(11,771)    $  2,500
                   =======  ========            ===   =====   ====   ========     =====       ========     ========
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   -------------
BALANCES AT
DECEMBER 31,
1996.............    $ (1,903)
 Exercise of
 stock options
 for cash........         416
 Exercise of
 stock options
 for notes
 receivable......         --
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock,
 net.............         --
 Repurchase of
 common stock....         (15)
 Net loss........      (9,007)
                   -------------
BALANCES AT
DECEMBER 31,
1997.............     (10,509)
 Exercise of
 stock options
 for cash........         212
 Exercise of
 stock options
 for notes
 receivable......         --
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............         --
 Deferred stock
 compensation....         --
 Amortization of
 deferred stock
 compensation....         727
 Repurchase of
 common stock....         (25)
 Cancellation of
 notes receivable
 from
 stockholders....          21
 Net loss........      (9,352)
                   -------------
BALANCES AT
DECEMBER 31,
1998.............     (18,926)
 Issuance of
 Series C
 redeemable
 convertible
 preferred
 stock...........         --
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs..     131,832
 Conversion of
 preferred stock
 into
 common stock....      31,085
 Exercise of
 stock options
 for cash........       4,331
 Exercise of
 stock options
 for notes
 receivable......         --
 Repayment of
 notes
 receivable......          85
 Repurchase of
 common stock....         --
 Deferred stock
 compensation....         --
 Amortization of
 deferred stock
 compensation....       9,463
 Repurchase of
 common stock
 from a founder..          (4)
 Disqualifying
 disposition on
 stock options...         866
 Net income......      22,872
                   -------------
BALANCES AT
DECEMBER 31,
1999.............    $181,604
                   =============

  The accompanying notes are an integral part of these financial statements.

                             FOUNDRY NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $ (9,007) $ (9,352) $ 22,872
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation..................................       469       630       445
   Amortization of deferred stock compensation...       --        727     9,463
   Cancellation of notes receivable from
    stockholders.................................       --         21       --
   Provision for allowance for doubtful
    accounts.....................................        10       389     1,269
   Provision for excess and obsolete
    inventories..................................       106     1,012     3,827
   Change in deferred tax asset..................       --        --     (5,220)
   Change in operating assets and liabilities:
     Accounts receivable.........................    (1,244)   (5,762)  (23,594)
     Inventories.................................    (1,603)   (6,716)  (13,369)
     Prepaid expenses and other current assets...      (285)       (4)     (973)
     Accounts payable............................     1,288     4,654     1,498
     Accrued payroll and related expenses........       389       444     3,201
     Warranty accrual............................       --        331     1,737
     Other accrued expenses......................        94        90     3,834
     Income taxes payable........................       --        --      9,925
     Deferred revenue............................        23       348     3,798
                                                   --------  --------  --------
       Net cash provided by (used in) operating
        activities                                   (9,760)  (13,188)   18,713
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments............       --        --    (39,789)
  Purchases of property and equipment............      (526)     (414)   (1,045)
                                                   --------  --------  --------
       Net cash used by investing activities           (526)     (414)  (40,834)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease
   obligations...................................      (156)     (166)     (178)
  Proceeds from issuance of common stock, net of
   issuance costs of $1,857......................       416       212   137,029
  Repurchase of common stock.....................       (15)      (25)       (4)
  Repayment of notes receivable..................       --        --         85
  Net proceeds from issuance of redeemable
   convertible preferred stock...................     9,400    14,966     1,000
                                                   --------  --------  --------
       Net cash provided by financing activities      9,645    14,987   137,932
                                                   --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................      (641)    1,385   115,811
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....     3,823     3,182     4,567
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $  3,182  $  4,567  $120,378
                                                   ========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Issuance of common stock for notes receivable..  $    213  $    474  $    146
  Issuance of common stock in net exercise
   settlement of warrants........................       --        --         30
  Increase in treasury stock on repurchase of
   common stock..................................       --        --          4
  Conversion of redeemable convertible preferred
   stock upon initial public offering............       --        --     31,085
  Repurchase of common stock and cancellation of
   corresponding note receivable.................       --        --         19
  Cash paid for interest.........................        28        18       166
  Cash paid for income taxes.....................         2         1     4,182

   The accompanying notes are an integral part of these financial statements.

                             FOUNDRY NETWORKS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

   Foundry Networks, Inc. (the Company or Foundry) was incorporated in Delaware on May 22, 1996 under the name Perennium Networks, Inc., and changed its name to StarRidge Networks, Inc. on June 5, 1996 and to Foundry Networks, Inc. on January 22, 1997. Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet service providers.

   During 1997, Foundry commenced commercial shipment of its products and emerged from the development stage. Although no longer in the development stage, Foundry continues to be subject to the risks and challenges similar to other companies in a comparable stage of development. These risks include, but are not limited to, dependence on key individuals, dependence on key suppliers of integral components, successful development and marketing of products, the ability to obtain adequate financing to support growth and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

2. SIGNIFICANT ACCOUNTING POLICIES:

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

Stock Splits

   In July 1999, Foundry's board of directors approved a three for two stock split of its outstanding common and preferred stock. In November 1999, Foundry's board of directors approved a two for one stock split of its outstanding common stock. The stock began public trading on a split-adjusted basis on January 10, 2000. All share and per share information included in these financial statements have been retroactively adjusted to reflect the stock splits.

Cash, Cash Equivalents and Short-Term Investments

   Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper and cash deposited in checking and money market accounts.

   Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1999, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and U.S. debt securities.

                             FOUNDRY NETWORKS, INC.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                 December 31, 1999
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   Money market funds............... $  22,136   $ --       $ --     $  22,136
   Commercial paper.................    78,597     --         (14)      78,583
   Government securities............    43,444     --         --        43,444
   Corporate debt securities........    11,511     --         (12)      11,499
                                     ---------   -----      -----    ---------
                                     $ 155,688   $ --       $ (26)   $ 155,662
                                     =========   =====      =====    =========
   Included in cash and cash
    equivalents..................... $ 115,899   $ --       $  (6)   $ 115,893
   Included in short-term
    investments.....................    39,789     --         (20)      39,769
                                     ---------   -----      -----    ---------
                                     $ 155,688   $ --       $ (26)   $ 155,662
                                     =========   =====      =====    =========
                                                 December 31, 1998
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   Money market funds............... $   4,567   $ --       $ --     $   4,567
                                     =========   =====      =====    =========
   Included in cash and cash
    equivalents..................... $   4,567   $ --       $ --     $   4,567
                                     =========   =====      =====    =========

Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1999
                                                                 ------- -------
   Purchased parts.............................................. $ 5,302 $12,176
   Work-in-process..............................................   1,281   2,700
   Finished goods...............................................     618   1,867
                                                                 ------- -------
                                                                 $ 7,201 $16,743
                                                                 ======= =======

   Provision for excess and obsolete inventory in the amounts of $106,000, $1.0 million and $3.8 million were recorded for the years ended December 31, 1997, 1998 and 1999, respectively. Approximately $779,000 and $3.4 million of work-in-process inventory was consigned at contract manufacturers' sites as of December 31, 1998 and 1999.

Concentrations

   Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry invests only in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Foundry performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been immaterial and within management's expectations. During the year ended December 31, 1999, Foundry

                             FOUNDRY NETWORKS, INC.

provided approximately $1.3 million to its allowance for doubtful accounts. Ten customers accounted for 58% and 62% of trade receivables as of December 31, 1998 and 1999, respectively.

   Foundry purchases several key components used in the manufacture of products from single or limited sources and depends on supply from these sources to meet its needs. In addition, Foundry depends on contract manufacturers for major portions of the manufacturing requirements. The inability of the suppliers or manufacturers to fulfill the production requirements of Foundry could negatively impact future results.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

   Computers and related equipment...................................... 2 years
   Furniture and fixtures............................................... 3 years

Revenue Recognition

   Foundry generally recognizes product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with sales. Foundry's warranty period extends 12 months from the date of sale. In 1999, Foundry recorded a provision for sales returns equal to $1.2 million which has been netted with revenue in the statements of operations. This provision is based on our historical returns. The contracts with resellers do not provide for rights of return and the contract with the original equipment manufacturer also does not provide for rights of return except in the event products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

   During 1997, 1998 and 1999, approximately 100%, 99% and 98%, respectively, of Foundry's total revenue was derived from product sales. The percentages of revenue to significant customers were as follows:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                    1997      1998      1999
                                                   -------  --------  ---------
   Customer A.....................................      49%       21%       --
   Customer B.....................................      14%      --          11%
   Customer C.....................................     --        --          14%

   Sales in significant markets were as follows (in thousands):

                                                    Year Ended December 31,
                                                   ----------------------------
                                                    1997      1998      1999
                                                   -------  --------  ---------
   United States.................................. $ 1,649  $ 11,816  $ 113,958
   Japan..........................................   1,647     3,657      9,094

   Foundry sells to various countries in North America, Europe, Asia, South America and Australia. Sales to individual countries other than disclosed above within these continents represent less than 10% of total revenue.

Software Development Costs

   Foundry accounts for internally generated software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold,

                             FOUNDRY NETWORKS, INC.

Leased or Otherwise Marketed." Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which Foundry has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 1997, 1998 and 1999 and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Computation of Per Share Amounts

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

   In accordance with SFAS No. 128, basic net income (loss) per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the years ended December 31, 1997 and 1998 Foundry has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for those periods. The total number of shares excluded from the calculations of diluted net loss per common share were 33,227,488 and 52,002,570 for the years ended December 31, 1997 and 1998. For the year ended December 31, 1999, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock using the treasury stock method. Pro forma basic net income (loss) per common share has been calculated assuming the conversion of the redeemable convertible preferred stock using the if-converted method into an equivalent number of common shares as if the shares had been converted on the dates of issuance.

                             FOUNDRY NETWORKS, INC.

                                              Year Ended December 31,
                                       ----------------------------------------
                                           1997          1998          1999
                                       ------------  ------------  ------------
                                       (In thousands, except per share data)
Net income (loss)....................  $     (9,007) $     (9,352) $     22,872
Basic:
  Weighted average shares of common
   stock outstanding.................        44,980        53,398        71,563
  Less: Weighted average shares
   subject to repurchase.............       (31,410)      (26,422)      (16,635)
                                       ------------  ------------  ------------
  Weighted average shares used in
   computing basic net income (loss)
   per common share..................        13,570        26,976        54,928
                                       ============  ============  ============
Basic net income (loss) per common
 share...............................  $      (0.67) $      (0.35) $       0.42
                                       ============  ============  ============
Diluted:
  Weighted average shares of common
   stock outstanding.................                                    71,563
  Add: Weighted average dilutive
   potential common stock............                                    43,272
                                                                   ------------
  Weighted average shares used in
   computing diluted net income
   (loss) per common share...........        13,570        26,976       114,835
                                       ============  ============  ============
Diluted net income (loss) per common
 share...............................  $      (0.67) $      (0.35) $       0.20
                                       ============  ============  ============
Pro forma basic:
  Shares used above..................        13,570        26,976        54,928
  Pro forma adjustment to reflect
   weighted effect of assumed
   conversion of redeemable
   convertible preferred stock
   (unaudited).......................        23,564        41,670        33,931
                                       ------------  ------------  ------------
  Weighted average shares used in
   computing pro forma basic net
   income (loss) per common share
   (unaudited).......................        37,134        68,646        88,859
                                       ============  ============  ============
Pro forma basic net income (loss) per
 common share (unaudited)............  $      (0.24) $      (0.14) $       0.26
                                       ============  ============  ============

                             FOUNDRY NETWORKS, INC.

Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Foundry has elected to determine the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, the pro forma disclosures required under SFAS No. 123 have been included in Note 8.

Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130 was adopted by Foundry in 1998. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive income (loss) for the years ended December 31, 1997, 1998 and 1999 equaled net income (loss).

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by Foundry in 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches.

   In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP No. 98-1). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. SOP No. 98-1 was adopted by Foundry in 1998. The adoption of SOP No. 98-1 did not have a material impact on Foundry's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Foundry's financial position or results of operations.

   In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP No. 98-9 amends SOP No. 97-2 and SOP No. 98-4 by extending the deferral of the application of certain provisions of SOP No. 97-2 amended by SOP No. 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP No. 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Foundry has not had significant software sales to date and management does not expect the adoption of SOP No. 98-9 to have a significant effect on the financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted

                             FOUNDRY NETWORKS, INC.

accounting principles to revenue recognition in financial statements. Foundry believes that its current revenue recognition principles comply with SAB 101.

3. COMMITMENTS AND CONTINGENCIES:

   In September 1999, Foundry entered into a noncancellable operating lease for approximately 71,000 square feet to serve as its new headquarters and manufacturing facility in San Jose, California. The lease commenced on February 1, 2000 and will expire on January 31, 2006. Straight-line rent expense for this new building is $131,000 per month. Foundry has entered into other noncancellable operating leases for its sales offices in California, Texas, Virginia, Canada and the United Kingdom which have expiration dates ranging from 2000-2006. Rent expense was approximately $245,000, $263,000 and $409,000, respectively, for the years ended December 31, 1997, 1998 and 1999.

   Future payments on operating leases as of December 31, 1999 were as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
      2000............................................................  $ 1,615
      2001............................................................    1,885
      2002............................................................    1,754
      2003............................................................    1,815
      2004............................................................    1,878
      2005 and thereafter.............................................    2,231
                                                                        -------
      Total lease payments............................................  $11,178
                                                                        =======

   Foundry is subject to various claims which arise in the normal course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on Foundry's financial position or results of operations.

   During 1997, Foundry incurred costs and expenses in the amount of $750,000 related to the settlement of a lawsuit, which is reflected in the 1997 statements of operations under general and administrative expenses. In July 1999, Foundry received a letter from an unrelated company alleging that its ServerIron products infringed one of the other company's patents. Foundry intends to contest this claim and the potential liability and outcome related to this claim cannot be determined at this time.

4. BANK LINE OF CREDIT:

   In February 1999, Foundry entered into a revolving line of credit agreement (the Agreement) with a bank which expired on February 18, 2000. The Agreement provided for borrowings up to $10,000,000 of eligible accounts receivable at the bank's prime rate. Foundry had no borrowings outstanding under the line of credit as of December 31, 1999.

5. INCOME TAXES:

   Foundry accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes

                             FOUNDRY NETWORKS, INC.

become payable. As of December 31, 1998, a valuation allowance was recorded for the total net deferred tax assets as a result of uncertainties regarding realization of the assets based upon the limited operating history of Foundry, the lack of profitability to date and the uncertainty of future profitability at that time. As of December 31, 1998 and 1999, components of the net deferred income tax assets were as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
   Net operating loss carryforwards............................ $ 6,126  $  --
   Capitalized start-up costs..................................     552     430
   Capitalized organization costs..............................       9       7
   Tax credits.................................................   1,348     --
   Reserve and other cumulative temporary differences..........   1,150   4,783
                                                                -------  ------
                                                                  9,185   5,220
     Less: Valuation allowance.................................  (9,185)    --
                                                                -------  ------
       Net deferred tax assets................................. $   --   $5,220
                                                                =======  ======

   The provision for income taxes consists of the following components for the year ended December 31, 1999 (in thousands):

   Current
     Federal........................................................... $12,733
     State.............................................................   2,237
                                                                        -------
       Total...........................................................  14,970
                                                                        -------
   Deferred
     Federal...........................................................  (4,551)
     State.............................................................    (669)
                                                                        -------
       Total...........................................................  (5,220)
                                                                        -------
   Total provision..................................................... $ 9,750
                                                                        =======

   Foundry had no provision for income taxes during the years ended December 31, 1997 and 1998 due to net operating losses incurred during those periods. The income tax provision for the year ended December 31, 1999 differs from the statutory rate primarily due to the application of the benefit from the cumulative net operating loss carryforwards of approximately $15.3 million and accumulated federal and state research credits of $1.3 million and $1.1 million, respectively. The benefit was offset by the amortization of deferred compensation expense recorded for financial reporting purposes but not for tax purposes.

   The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows for fiscal 1999 (in thousands):

   Provision at U.S. statutory rate of 35%............................. $11,418
   State income taxes, net of federal benefit..........................   1,709
   Change in valuation allowance.......................................  (9,185)
   Deferred stock compensation.........................................   3,808
   Other...............................................................   2,000
                                                                        -------
                                                                        $ 9,750
                                                                        =======

                             FOUNDRY NETWORKS, INC.

6. INITIAL PUBLIC OFFERING:

   On September 28, 1999, Foundry commenced trading of its common stock on the Nasdaq National Market in an initial public offering with the sale of 11,500,000 shares of common stock (including the exercise of the over-allotment option of 1,500,000 shares) at $12.50 per share and realized net proceeds of $131.8 million. Concurrent with the closing of the offering on October 1, 1999, 45,349,770 shares of redeemable convertible preferred stock were converted into an equivalent number of shares of common stock.

7. STOCKHOLDERS' EQUITY (DEFICIT):

Redeemable Convertible Preferred Stock

   In June 1996, Foundry issued 17,250,000 shares of Series A redeemable convertible preferred stock (Series A) at $0.33 per share. In June to December 1997, Foundry issued 12,260,850 shares of Series B redeemable convertible preferred stock (Series B) at $0.77 per share. In March 1998, Foundry issued 15,463,920 shares of Series C redeemable convertible preferred stock (Series C) at $0.97 per share. In June 1999, Foundry issued 375,000 shares of Series C at $2.67 per share to a family trust, of which an appointed director of Foundry is a trustee.

   On October 1, 1999, Foundry completed its initial public offering of 11,500,000 shares of common stock at $12.50 per share. In connection with the initial public offering, all of the then outstanding shares of preferred stock, totaling 45,349,770, automatically converted into an equivalent number of shares of common stock.

Preferred Stock

   Foundry is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 1999, no shares of preferred stock had been issued.

Common Stock

   Foundry is authorized to issue up to 200,000,000 shares of common stock, each with a par value of $0.0001 per share. Foundry had 55,831,968 and 114,189,450 shares of common stock issued and outstanding at December 31, 1998 and 1999, respectively. Included in such outstanding shares are 32,940,000 shares issued to Foundry's founders in 1996 (the Founders Shares). The Founders Shares were issued subject to a repurchase option by Foundry. The Founders Shares vest out of the repurchase option 25 percent upon issuance, with the balance vesting ratably each month for the 48 months after issuance. At December 31, 1999, approximately 2,860,469 of the Founders Shares are unvested. As further defined in the respective stock purchase agreements, (i) any unvested Founders Shares immediately vest prior to the sale or merger of Foundry to certain non-controlled parties and (ii) Foundry has certain rights of first refusal to repurchase the Founders Shares until such time that Foundry's common shares trade on a public market. In June 1999, the Company repurchased 1,200,000 unvested shares from a founder at $0.003 per share. The repurchase was recorded as treasury stock on the accompanying balance sheet as of December 31, 1999.

   In January 1999, Foundry granted 1,059,000 nonstatutory stock options to certain key employees outside of the 1996 Stock Plan at an exercise price of $0.83 per share. The options vest over a four-year period and expire in January 2009. During fiscal 1999, 150,000 shares were exercised and 68,250 shares were cancelled. The weighted average remaining contractual life of the options was
9.0 years as of December 31, 1999.

                            FOUNDRY NETWORKS, INC.

   The following shares of common stock have been reserved for future issuance as of December 31, 1999:

   1999 Directors' Stock Option Plan.................................  1,350,000
   1999 Employee Stock Purchase Plan.................................  1,500,000
   Nonstatutory stock options to key employees.......................    909,000
   1996 Stock Plan................................................... 15,779,960
                                                                      ----------
                                                                      19,538,960
                                                                      ==========

Notes Receivable from Stockholders

   Foundry's stock option plan allows for the exercise of stock options in exchange for stockholders' notes receivable. The following table summarizes the non-recourse notes receivable outstanding as of December 31, 1999 (in thousands, except interest rate):

             Maturity Date              Principal Number of Shares Interest Rate
             -------------              --------- ---------------- -------------
2001...................................   $ 35         1,425               6.16%
2002...................................   $149         4,530       5.97% --6.68%
2003...................................   $425         2,558       5.03% --5.58%
2004...................................   $146           247       4.56% --5.12%

Preferred Stock Warrants

   During October 1996, in connection with a sales and leaseback arrangement, Foundry issued warrants to a lessor to purchase 90,000 shares of Series A at $0.33 per share, which converted to warrants to purchase common stock upon the completion of the Company's initial public offering on October 1, 1999. At the date of issuance, the value of the warrants were deemed immaterial and, accordingly, no expense was recorded. In November 1999, the warrants were exercised in a net exercise settlement.

1996 Stock Plan

   Under Foundry's 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 42,810,000 shares to employees and consultants as of December 31, 1999. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of Foundry's common stock at the date of grant if granted to others. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of Foundry's common stock at the date of grant. All options may be exercised at any time within ten years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors, generally four years.

                             FOUNDRY NETWORKS, INC.

   The following option activity in the Plan occurred during the three years ended December 31, 1999:

                                                                     Weighted
                                                       Options       Average
                                                     Outstanding  Exercise Price
                                                     -----------  --------------
      Balances, December 31, 1996...................  10,407,000      $0.04
        Granted.....................................  12,751,500       0.05
        Exercised................................... (18,628,126)      0.04
        Cancelled...................................    (903,750)      0.04
                                                     -----------
      Balances, December 31, 1997...................   3,626,624       0.07
        Granted.....................................   8,167,500       0.21
        Exercised...................................  (4,053,842)      0.17
        Cancelled...................................    (802,500)      0.09
                                                     -----------
      Balances, December 31, 1998...................   6,937,782       0.17
        Granted.....................................  10,982,000       6.12
        Exercised...................................  (2,923,072)      1.53
        Cancelled...................................    (358,752)      0.19
                                                     -----------
      Balances, December 31, 1999...................  14,637,958      $4.37
                                                     ===========

   As of December 31, 1999, Foundry had issued an aggregate of 27,030,040 shares of common stock to employees of Foundry of which 8,176,953 shares are subject to repurchase rights at the option of Foundry at $0.03-$11.50 per share. In 1998 and 1999, Foundry repurchased 766,000 and 455,000 shares, respectively, of unvested common stock from employees at $0.03-$0.04 per share. As of December 31, 1999, an aggregate of 1,142,002 shares were available for future option grants under the Plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
        Exercise           Number    Contractual Exercise    Number    Exercise
         Prices          Outstanding    Life       Price   Exercisable   Price
        --------         ----------- ----------- --------- ----------- ---------
$0.03-$0.03.............  1,499,532     7.02      $  0.03   1,499,532   $  0.03
$0.10-$0.10.............    273,500     7.90         0.10     273,500      0.10
$0.17-$0.17.............  2,310,750     8.54         0.17   2,310,750      0.17
$0.33-$0.33.............  1,145,624     8.85         0.33   1,145,624      0.33
$0.83-$0.83.............    244,502     9.07         0.83     244,502      0.83
$1.33-$1.33.............  1,116,410     9.19         1.33   1,116,410      1.33
$2.67-$4.00.............  2,487,750     9.42         2.73   2,487,750      2.73
$4.50-$6.30.............  3,341,056     9.60         5.06   3,341,056      5.06
$7.50-$7.50.............    897,834     9.70         7.50     897,834      7.50
$11.50-$12.50...........  1,170,000     9.73        11.50   1,170,000     11.50
$93.63-$131.00..........    151,000     9.91       115.91     151,000    115.91
                         ----------                        ----------
$0.03-$131.00........... 14,637,958     9.02      $  4.37  14,637,958   $  4.37
                         ==========                        ==========

                             FOUNDRY NETWORKS, INC.

   All of these options are exercisable as of December 31, 1999 because option holders have the right to exercise their options early subject to the right of the Company to repurchase unvested shares at the original purchase price. The number of shares vested and exercisable under the Plan as of December 31, 1997, 1998 and 1999 is as follows:

                                                                     Weighted
                                                        Number of    Average
                                                         Options  Exercise Price
                                                        --------- --------------
   Vested and exercisable at December 31, 1997.........   600,312     $0.04
   Vested and exercisable at December 31, 1998.........   901,206     $0.07
   Vested and exercisable at December 31, 1999......... 2,328,268     $0.35

   Foundry accounts for stock options issued to employees under APB Opinion No. 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense been determined consistent with SFAS No. 123, net income would have decreased and losses would have increased to the following pro forma amounts (in thousands except per share data):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
   Net income (loss) as reported..................... $(9,007) $(9,352) $22,872
   Pro forma net income (loss).......................  (9,060)  (9,483)  19,448
   Basic net income (loss) per share as reported.....   (0.67)   (0.35)    0.42
   Pro forma net income (loss) per share.............   (0.67)   (0.35)    0.35
   Diluted net income (loss) per share as reported...   (0.67)   (0.35)    0.20
   Pro forma diluted net income (loss) per share.....   (0.67)   (0.35)    0.17

   The weighted average fair value of options granted during 1997, 1998 and 1999 was $0.01, $0.04 and $2.70 respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in 1997, 1998 and 1999 was estimated on the grant date using the Black-Scholes model and the following assumptions:

                                                       1997     1998     1999
                                                      -------  -------  -------
   Average risk free interest rate...................    6.49%    5.98%    5.56%
   Average expected life of option................... 4 years  4 years  4 years
   Dividend yield....................................       0%       0%       0%
   Volatility of common stock........................     .01%     .01%    55.0%

   In connection with the issuance of certain stock options to employees, Foundry has recorded deferred stock compensation in the aggregate amount of approximately $4.7 million and $17.3 million in 1998 and 1999, respectively, representing the difference between the deemed fair value of Foundry's common stock for accounting purposes and the exercise price of stock options at the date of grant. Foundry is amortizing the deferred stock compensation expense over the vesting period, generally four years. For the years ended December 31,1998 and 1999, amortization expense was approximately $727,000 and $9.5 million, respectively. At December 31, 1999, the remaining deferred stock compensation of approximately $11.8 million will be amortized as follows: $6.5 million during fiscal 2000, $3.4 million during fiscal 2001, $1.6 million during fiscal 2002, $300,000 during fiscal 2003. The amortization expense relates to options granted to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

                             FOUNDRY NETWORKS, INC.

1999 Directors' Stock Option Plan

   The 1999 Directors' Stock Option Plan (the Directors' Plan) was adopted by the board of directors in July 1999. A total of 1,350,000 shares of common stock has been reserved for issuance under the Directors' Plan.

   Under the Directors' Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the 1999 Directors' Stock Option Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. As of December 31, 1999, no options were granted under the Directors' Plan.

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the board of directors in July 1999. A total of 1,500,000 shares of common stock was reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year from 2000 through 2009 by the lesser of:

  . 1,500,000 shares;

  . 2% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

  . the number of shares determined by the board of directors.

   The Purchase Plan enables eligible employees to purchase common stock through payroll deductions, which in any event may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. As of December 31, 1999, no shares had been purchased under the Purchase Plan.

8. 401(K) PLAN:

   Foundry provides a tax-qualified employee savings and retirement plan which entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which is $10,000 in calendar year 1999. Foundry may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. Foundry has made no matching or discretionary contributions to date.

9. SUBSEQUENT EVENTS (unaudited):

   On January 31, 2000, 131,212 shares were purchased for Foundry employees under the 1999 Employee Stock Purchase Plan.

   In January 2000, the number of common shares reserved for issuance under the 1996 Stock Plan increased from 42,810,000 to 46,235,683 shares in accordance with the automatic annual share increase provision stated in the 1996 Stock Plan.

   In January 2000, the number of common shares reserved for issuance under the 1999 Employee Stock Purchase Plan increased from 1,500,000 to 3,000,000 shares in accordance with the automatic annual share increase provision stated in the 1999 Employee Stock Purchase Plan.

                             FOUNDRY NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             Column A               Column B   Column C   Column D   Column E
             --------              ---------- ---------- ---------- ----------
                                   Balance at Charged to            Balance at
                                   Beginning  Costs and               End of
           Description             of Period   Expenses  Deductions   Period
           -----------             ---------- ---------- ---------- ----------
Year ended December 31, 1997:
Allowance for doubtful accounts... $      --  $   10,000 $      --  $   10,000
Allowance for sales returns.......        --         --         --         --
Reserve for excess and obsolete
 inventory........................        --     106,000        --     106,000
Warranty accrual..................        --      24,000        --      24,000
Year ended December 31, 1998:
Allowance for doubtful accounts...     10,000    389,000        --     399,000
Allowance for sales returns.......        --         --         --         --
Reserve for excess and obsolete
 inventory........................    106,000  1,012,000     47,000  1,071,000
Warranty accrual..................     24,000    331,000        --     355,000
Year ended December 31, 1999:
Allowance for doubtful accounts...    399,000  1,269,000    314,000  1,354,000
Allowance for sales returns.......        --   1,187,000    572,000    615,000
Reserve for excess and obsolete
 inventory........................  1,071,000  3,827,000  1,619,000  3,279,000
Warranty accrual..................    355,000  3,200,000  1,463,000  2,092,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   The Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business--Executive Officers."

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements and Report of Independent Public Accountants

     (2) Financial Statement Schedules

   See "Item 8. Financial Statements and Supplementary Data--Schedule II-- Valuation and Qualifying Accounts." Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

   (b) Reports on Form 8-K

   On October 7, 1999, we filed a report on Form 8-K pertaining to our announcement of preliminary estimates of revenues for the quarter ended September 30, 1999.

   (c) Exhibits

 Number Description
 ------ -----------
  3.1   Amended and Restated Certificate of Incorporation of Foundry Networks,
        Inc.*
  3.2   Amended and Restated Bylaws of Foundry Networks, Inc.*
  4.1   Specimen Stock Certificate.*
  4.2   Preferred Stock Purchase Warrant dated October 9, 1996.*
  4.3   Specimen Stock Certificate (proposed).*
 10.1   1996 Stock Plan.*
 10.2   1999 Employee Stock Purchase Plan.*
 10.3   1999 Directors' Stock Option Plan.*
 10.4   Form of Indemnification Agreement between Foundry Networks, Inc. and each of its Officers and Directors.*
 10.5   OEM Purchase Agreement dated January 6, 1999 between Foundry Networks,
        Inc. and Hewlett-Packard Company, Workgroup Networks Division.***
 10.6   Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc.
        and Mitsui & Co., Ltd.** *
 10.7   Common Stock Purchase Agreement and Assignment Agreement between
        StarRidge Networks, Inc. and Bobby R. Johnson, Jr. dated June 6, 1996.*

 Number Description
 ------ -----------
 10.8   Promissory Note, Pledge and Security Agreement and Assignment Separate
        from Certificate dated June 25, 1997, executed by Drusilla Demopoulos in connection with a loan from Foundry Networks, Inc. in connection with the exercise of options to purchase common stock.*
 10.9   Promissory Note, Pledge and Security Agreement and Assignment Separate
        from Certificate dated April 29, 1998, executed by Drusilla Demopoulos in connection with a loan from Foundry Networks, Inc. in connection with the exercise of options to purchase common stock.*
 10.10  Promissory Note, Pledge and Security Agreement and Assignment Separate
        from Certificate dated October 6, 1998, executed by Ken Cheng in connection with a loan from Foundry Networks, Inc. in connection with the exercise of options to purchase common stock.*
 10.11  Lease agreement dated September 28, 1999, between Foundry Networks,
        Inc., and Legacy Partners Commercial Inc., for offices located at 2100
        Gold Street, San Jose, CA 95002. **
 23.1   Consent of Arthur Andersen, LLP, Independent Public Accountants.
 24.1   Power of Attorney.* (included on page 53)
 27.1   Financial Data Schedule (EDGAR-filed version only).
 99.1   Consent of Collaborative Research.*
 99.2   Consent of Dell'Oro Group.*
 99.3   Consent of Tolly Group.*
 99.4   Consent of Network World.*

--------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577)
** Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form 10-Q (Commission File No. 000-26689)
*** Incorporated herein by reference to the exhibit filed with the Company's
    Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOUNDRY NETWORKS, INC.

                                                   /s/ Timothy D. Heffner
                                          By: _________________________________
                                                     Timothy D. Heffner
                                                 Vice President, Finance &
                                              Administration, Chief Financial
                                                          Officer
Date: March 20, 2000

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobby R. Johnson Jr. and Timothy D. Heffner, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Bobby R. Johnson, Jr.        President, Chief Executive   March 20, 2000
______________________________________ Officer and Chairman of
       (Bobby R. Johnson, Jr.)         the Board of Directors
                                       (Principal Executive
                                       Officer)

        /s/ Timothy D. Heffner         Vice President, Finance &    March 20, 2000
______________________________________ Administration, Chief
         (Timothy D. Heffner)          Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

          /s/ Seth D. Neiman           Director                     March 20, 2000
______________________________________
           (Seth D. Neiman)

        /s/ Andrew K. Ludwick          Director                     March 20, 2000
______________________________________
         (Andrew K. Ludwick)