Form 10-K/A
period 1999-12-31
FOUNDRY NETWORKS INC
filed 2000-04-12
CIK 1090071

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                       Commission file number:  000-26689

                            FOUNDRY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                 77-0431154
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer
                                                                             Identification No.)

                                2100 Gold Street
                                P.O. Box 649100
                            San Jose, CA  95164-9100
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (408) 586-1700

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0001 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,145,328,628 as of March 24, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 114,866,152 shares of the registrant's Common Stock issued and outstanding as of March 24, 2000.

     The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 20, 2000:

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Board of Directors is comprised of three (3) members. There are no family relationships among any of the directors or executive officers of the Company.

     Bobby R. Johnson, Jr. co-founded Foundry and has served as President, Chief Executive Officer and Chairman of the board of directors of Foundry since its inception in May 1996. From August 1993 to October 1995, Mr. Johnson co-founded and served as President, Chief Executive Officer and Chairman of the board of directors of Centillion Networks, Inc., a provider of local area network switches. From September 1991 to February 1993, Mr. Johnson was Vice President and General Manager of Internetworking Hardware for Network Equipment Technologies, a wide area networking company. Mr. Johnson holds a B.S. with honors from North Carolina State University. Mr. Johnson was 43 years old as of March 24, 2000.

     Seth D. Neiman has served as a member of the board of directors of Foundry since its inception in May 1996. Mr. Neiman is Managing Partner of Crosspoint Venture Partners, a venture capital firm, where he has been a principal since August 1994. Mr. Neiman serves as Chairman of the Board of Brocade Communications Systems, Inc., and as a member of the board of Avanex Corporation, as well as a number of privately held companies. Mr. Neiman holds a B.A. from Ohio State University. Mr. Neiman was 45 years old as of March 24, 2000.

     Andrew K. Ludwick has served as a member of the board of directors of Foundry since May 1999. From September 1995 to October 1997, Mr. Ludwick was Chief Executive Officer of Bay Networks, a networking company. From July 1985 to September 1995, Mr. Ludwick was founder, President and Chief Executive Officer of SynOptics, an internetworking company. Mr. Ludwick currently serves as a member of the boards of directors of a number of private companies. Mr. Ludwick holds a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Ludwick was 54 years old as of March 24, 2000.

Executive Officers

     The executive officers of the Company as of December 31, 2000 and the date of the filing of this Form 10-K/A are as set forth in Part I of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 20, 2000.
-----

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the SEC initial reports
                      -----------------
of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 1999 all Reporting Persons complied with all applicable filing requirements with the exception of the following: (a) Seth D. Neiman inadvertently failed to include his purchase of shares of common stock in the Company's initial public offering on any Form 4s filed with the SEC until a filing on April 10, 2000; and (b) a Form 4 filed with the SEC on September 27, 1999 mistakenly reported that Timothy D. Heffner held options for the purchase of 84,000 shares of common stock. The correct number of 45,000 shares was subsequently reported on a Form 5 filed with the SEC on February 25, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     Directors currently receive no cash fees for services provided in that capacity. During the last fiscal year, the Company granted director Andrew K. Ludwick an option for the purchase of 480,000 shares of common stock at an exercise price of $2.67 in connection with his appointment as a member of the Board of Directors. The Company granted no options to directors Bobby R. Johnson, Jr. and Seth D. Neiman during the last fiscal year.

     Upon the closing of its initial public offering in October 1999, the Company adopted its 1999 Directors' Stock Option Plan (the "Directors' Plan")
                                                            ---------------
which provides that each person who becomes a nonemployee director of the Company will be granted a nonstatutory stock option to purchase 225,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the Company's stockholders at which such director is elected, each such nonemployee director shall be granted an additional option to purchase 60,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. Both Seth D. Neiman and Andrew K. Ludwick will have served for more than six months at the time of the Company's upcoming 2000 Annual Meeting, and so will receive options to purchase 60,000 shares of the Company's common stock under the Directors' Plan if they are reelected to the Board of Directors at the Company's 2000 Annual Meeting.

Compensation of Executive Officers

     The following table shows the compensation earned by (a) the individual who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1999, (b) the four other most highly compensated individuals who served as an executive officer of the Company during the fiscal year ended December 31, 1999; and (c) the compensation received by each such individual during fiscal year ended December 31, 1998. The amounts in the column entitled "Other Annual Compensation" represent commissions paid, based on total sales, to Messrs. Shackleton and Kallaos and partial forgiveness by Foundry of loans and interest outstanding under loans made to Mr. McGill in connection with the exercise of options. The amounts in the column titled "All Other Compensation" consist of life insurance premiums paid by Foundry.

                           Summary Compensation Table

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                  Annual Compensation                Awards
                                                ----------------------------------------------    ------------
                                                                                                  Securities           All Other
                                          Fiscal       Salary       Bonus       Other Annual      Underlying         Compensation
Name & Principal Position                  Year          ($)         ($)       Compensation ($)   Options (#)             ($)
-------------------------               ---------     --------       ------    ---------------    ------------        ------------
Bobby R. Johnson, Jr...................     1999      $140,000           --               --                --                --
  President, Chief Executive Officer,       1998       139,090           --               --                --              $470
  Chairman of the Board of Directors

Robert W. Shackleton...................     1999       110,000        5,000          119,447           150,000               323
  Vice President, North American Sales      1998       111,590        2,500           74,112            22,500               504

William S. Kallaos.....................     1999       110,000           --           75,618                --                --
  Vice President, International Sales       1998       109,090           --           35,821                --               370

Ken K. Cheng...........................     1999       145,000        4,500               --           150,000                --
  Vice President, Marketing                 1998        54,519(1)        --               --         1,245,000                --

Wilburn W. McGill......................     1999       137,500        2,500               --           225,000                --
  Vice President, Manufacturing             1998       125,090       11,500           12,830            45,000               430

-----------
(1) Mr. Cheng's employment with Foundry commenced in July 1998.

Option Grants in the Last Fiscal Year

     The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

     These stock options were granted outside of the Company's 1996 Stock Plan. They were immediately exercisable when granted, subject to the Company's right to repurchase at cost any shares that remain unvested at the time of the officer's cessation of employment. The shares vest at a rate of 1/48th per month so long as the officer continues to provide services to the Company and provide for partial acceleration upon a change of control. See section below entitled "Compensation of Executive Officers -- Change of Control Agreements with Named Executive Officers" for description of change of control provision.

     The percentages below are based on the aggregate of 12,041,000 shares subject to options granted by us in 1999. The exercise price per share of each option was equal to the fair market value of our common stock on the date of grant as determined by our Board of Directors.

     The potential realizable value assumes that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire 10-year term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC, and do not represent our prediction of stock performance. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock.

                                                                             Individual Grants
                                    ------------------------------------------------------------------------------------------------

                                                                                                              Potential Realizable
                                                                                                                Value At Assumed
                                                             % Of Total                                      Annual Rates of Stock
                                         Number Of            Options                                          Price Appreciation
                                         Securities          Granted To       Exercise                          For Option Term
                                         Underlying         Employees in      Or Base                                 ($)
                                          Options           Fiscal Year        Price       Expiration     --------------------------
                                        Granted (#)             (%)           ($/Share)        Date             5%            10%
                                    ------------------------------------------------------------------------------------------------

Bobby R. Johnson, Jr................              --              --%         $ --                 --         $ --           $ --
Robert W. Shackleton................         150,000             1.2            0.83          1/25/09         78,297        198,421
William S. Kallaos..................              --              --              --               --             --             --
Ken K. Cheng........................         150,000             1.2            0.83               (1)        78,297        198,421
Wilburn W. McGill...................         225,000             1.9            0.83          1/25/09        117,446        297,631

_________________________

(1)  Exercised by Mr. Cheng on September 17, 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth certain information with respect to stock options exercised by the executive officers listed on the table in this Form 10-K/A regarding beneficial ownership of our common stock during the fiscal year ended December 31, 1999. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 1999, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 1999.


                                                                                                                 Value of
                                                                                    Number of                   Unexercised
                                              Shares                               Unexercised                 In-the-Money
                                           Acquired on        Value        Options at Fiscal Year End           Options at
                  Name                     Exercise (#)    Realized ($)               (#)(1)              Fiscal Year End ($) (2)
 -----------------------------------       ------------   --------------   ---------------------------    -----------------------
Bobby R. Johnson, Jr....................            --          $    --                    --                           $--
Robert W. Shackleton....................            --               --               150,000                        22,501,500
William S. Kallaos......................            --               --                    --                            --
Ken K. Cheng............................       150,000     1,750,500 (3)                   --                            --
Wilburn W. McGill.......................            --               --               225,000                        33,752,250

___________________

(1) No stock appreciation rights (SARs) were outstanding during fiscal 1999. All unexercised options were exercisable as of December 31, 1999, subject to the Company's right to repurchase any unvested shares upon cessation of the officer's employment.

(2) Based on the $150.84 per share closing price of the Company's common stock on The Nasdaq Stock Market on December 31, 1999, less the exercise price of the options.

(3) The value realized represents the difference between $12.50, the initial public offering price, and the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

Change in Control Arrangements With Named Executive Officers

     On June 6, 1996, the Company sold Bobby R. Johnson, Jr. 23,550,000 shares of common stock at a purchase price of $0.0033 per share. Under the agreement, the Company holds the right to purchase any shares that remain unvested upon either a voluntary termination of employment by Mr. Johnson or a termination by us for cause. If Mr. Johnson is constructively terminated or terminated other than for cause, then the Company will not have this repurchase right. In addition, all shares not previously released from the Company's repurchase option will be immediately released upon a sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation where the stockholders of the Company immediately prior to such sale or merger do not own a majority of the outstanding voting securities of the acquiring or surviving company.

     The Company has entered into stock option agreements with Robert W. Shackleton, William S. Kallaos, Ken K. Cheng and Wilburn W. McGill which provide for partial acceleration of vesting of their options upon a "Change in Control" transaction, defined as a merger or other transaction in which more than fifty percent of the voting control of the Company is transferred or a sale of all or substantially all of the assets of the Company. The following table summarizes the terms of these Stock Option Agreements:

                                             Vesting
          Name               Shares     Commencement  Date   Current Vesting Schedule         Acceleration % (1)
-------------------------   ---------   ------------------   ------------------------   -------------------------------
Robert W. Shackleton.....   1,305,000        April 1, 1997       1/48th per month                50% of unvested shares
                               22,500        June 11, 1998       1/48th per month        Up to 37.5% of unvested shares
                              150,000    January 26,  1999       1/48th per month        Up to 37.5% of unvested shares

William S. Kallaos.......   1,215,000        April 2, 1997       1/48th per month                50% of unvested shares

Ken K. Cheng.............   1,245,000      August 11, 1998       1/48th per month        Up to 37.5% of unvested shares
                              150,000     January 26, 1999       1/48th per month        Up to 37.5% of unvested shares

Wilburn W. McGill........   1,215,000       March 19, 1997       1/48th per month       Up to 37.5%  of unvested shares
                               45,000       April 30, 1998       1/48th per month       Up to 37.5%  of unvested shares
                              225,000     January 26, 1999       1/48th per month       Up to 37.5%  of unvested shares

____________________
(1) With respect to acceleration of "up to 37.5% of unvested options," the optionee will receive acceleration of up to eighteen months of vesting, provided that the aggregate amount of total vesting after such acceleration cannot exceed twenty four months.

ITEM 12: COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2000 by: (a) each of our directors and the executive officers named in the Compensation of Executive Officers table of this Proxy Statement (the "Named Executive Officers"); (b) all directors and
                              ------------------------
executive officers as a group; and (c) each person who is known to us to own beneficially more than 5% of our common stock.


                                                                                   Number             Percent of Common Stock
Name and Adress                                                                 of Shares (#)                   (%)
---------------                                                                 ----------------      ------------------------
Directors and Executive Officers:
Bobby R. Johnson, Jr. (a)....................................................         23,050,000                   20.1%

Robert W. Shackleton (b).....................................................          1,371,771                    1.2

William S. Kallaos (c).......................................................          1,172,918                    1.0

Ken K. Cheng (d).............................................................          1,375,980                    1.2

Wilburn W. McGill (e)........................................................          1,406,906                    1.2

Seth D. Neiman (f)...........................................................         15,096,593                   13.1

Andrew K. Ludwick (g)........................................................            872,500                       *

All directors and executive officers as a group (10 persons) (h).............         52,692,233                   45.4
5% Stockholders:
Entities affiliated with Crosspoint Venture Partners (i).....................         15,046,629                   13.1
 2925 Woodside Road
 Woodside, CA  94062
Entities affiliated with Institutional Venture Partners (j)..................         8,678,834                     7.6
 3000 Sand Hill Road
 Building 2, Suite 290
 Menlo Park, CA  94025
Entities affiliated with Accel Partners (k)..................................         6,708,433                     5.8
 428 University Avenue
 Palo Alto, CA  94301
Entities affiliated with VantagePoint Venture Partners (l)...................         4,887,134                     4.3
 1001 Bayhill Drive, Suite 140
 San Bruno, CA  94066

__________
*    Less than one percent of the outstanding shares of common stock.

(a) Includes 1,103,906 shares subject to our right of repurchase at cost upon cessation of employment.

(b) Includes 1,305,000 shares subject to stock pledge agreements in favor of Foundry, 234,687 of which are subject to our right of repurchase at cost upon cessation of employment, 30,000 shares transferred to his minor children and held in custodial accounts on their behalf, and 150,000 shares issuable upon the exercise of an option which was exercisable as of March 24, 2000.

(c) Includes 1,215,000 shares subject to a stock pledge agreement in favor of Foundry, 329,062 of which are subject to our right of repurchase at cost upon cessation of employment, 269,406 shares transferred to a grantor retained annuity trust and 429,766 shares transferred to a living trust.

(d) Includes 1,245,000 shares subject to stock pledge agreements in favor of Foundry and 835,625 shares subject to our right of repurchase at cost upon cessation of employment.

(e) Includes 1,215,000 shares subject to stock pledge agreements in favor of Foundry, 302,812 of which are subject to our right of repurchase at cost upon cessation of employment and 15,000 of which are held jointly with Billie J. McGill, and 225,000 shares issuable upon the exercise of an option which was exercisable as of March 24, 2000.

(f) Includes 10,753,540 shares held by Crosspoint Venture Partners (1996) and 4,293,089 shares held by Crosspoint Venture Partners LS 1997. Seth D. Neiman is a general partner of the general partner of the Crosspoint entities and is a director of Foundry. He disclaims beneficial ownership of the shares held by the Crosspoint entities except to the extent of his pecuniary interest in these shares.

(g) Includes 377,500 shares sold to a family trust of which Mr. Ludwick is a trustee and 15,000 shares transferred to his minor children and held in custodial accounts on their behalf.

(h) Includes 15,046,629 shares held by entities affiliated with Mr. Neiman as described in Note (f), 2,942,185 shares subject to our right of repurchase upon cessation of employment by officers and 1,080,000 shares issuable upon the exercise of options which were exercisable as of March 24, 2000.

(i) Includes 10,753,540 shares held by Crosspoint Venture Partners (1996) and 4,293,089 shares held by Crosspoint Venture Partners LS 1997. The following natural persons exercise voting and/or dispositive powers for the shares held by these funds: Robert A. Hoff, Donald B. Milder, John B. Mumford, Seth D. Neiman and Rich Shapero.

(j) Includes 143,304 shares held by Institutional Venture Management VII, L. P., 319,752 shares held by IVP Founders Fund I, L.P. and 8,215,778 shares held by Institutional Venture Partners VII, L.P. The following natural persons exercise voting and/or dispositive powers for the shares held by these funds: Samuel D. Colella, Reid W. Dennis, Mary Jane Elmore, Norman
     A. Fogelsong, Ruthann Quindlen, L. James Strand, William P. Tai, T. Peter Thomas and Geoffrey Y. Yang.

(k) Includes 693,998 shares held by Accel Internet/Strategic Technology Fund L.P., 320,306 shares held by Accel Investors 97 L.P., 273,594 shares held by Accel Keiretsu V L.P., 5,238,365 shares held by Accel V L.P, 146,807 shares held by Elmore C. Patterson Partners and 35,363 shares held by Accel Investors 99(C) L.P. The following natural persons exercise voting and/or dispositive powers for the shares held by these funds: James W. Breyer, Luke B. Evnin, Eugene D. Hill, Arthur C. Patterson, James R. Swartz, G. Carter Sednaoui and J. Peter Wagner.

(l) Includes 97,938 shares held by VantagePoint Advisors, LLC and 4,887,134 shares held by VantagePoint Venture Partners 1996. The following natural persons exercise voting and/or dispositive powers for the shares held by these funds: James Marver and Alan Salzman.

     Except as otherwise noted, the address of each person listed in the table is c/o Foundry Networks, Inc., 2100 Gold Street, P.O. Box 649100, San Jose, California, 95164-9100. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

     The table includes all shares of common stock issuable within 60 days of March 24, 2000 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date.

     The applicable percentage of ownership for each stockholder is based on 114,866,152 shares of common stock outstanding as of March 24, 2000 together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

ITEM 13:  TRANSACTIONS WITH MANAGEMENT

     On June 25, 1997, the Company provided a loan to Drusilla Demopolous, our former Vice President of Marketing, in connection with her exercise of an option for the purchase of common stock, pursuant to a note secured by a stock pledge agreement in the principal amount of $54,000 with an interest rate of 6.68%, due upon the earlier of June 25, 2002 or twelve months after the closing of Foundry's initial public offering. On April 29, 1998, the Company provided a second loan to Ms. Demopolous in connection with her exercise of a second option for the purchase of common stock pursuant to a note secured by a stock pledge agreement in the principal amount of $9,600 with an interest rate of 5.58% due upon the earlier of April 28, 2003 or twelve months after the closing of Foundry's initial public offering. In December 1999, Ms. Demopolous repaid both these loans in full.

     On October 6, 1998, the Company provided a loan to Ken K. Cheng in connection with his exercise of an option for the purchase of common stock, pursuant to a note secured by a stock pledge agreement in the principal amount of $207,458 with an interest rate of 5.03% due upon the earlier of October 5, 2003 or twelve months after the closing of Foundry's initial public offering.

     On June 28, 1999, Andrew K. Ludwick, one of the Company's directors, exercised a fully vested option to purchase 480,000 shares of our common stock at an exercise price of $2.67 per share granted him in connection with his appointment as a member of our board of directors. Additionally, on June 9, 1999, we sold 375,000 shares of our Series C Preferred Stock at a purchase price of $2.67 per share to a family trust of which Mr. Ludwick is a trustee.

     We believe that the transactions identified in this section were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FOUNDRY NETWORKS, INC.


                             By:          /s/ Timothy D. Heffner
                                 -----------------------------------------
                                             Timothy D. Heffner
                                 Vice President, Finance & Administration,
                                           Chief Financial Officer


Date:  April 12, 2000

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

                    Signature                                              Title                                Date
                    ---------                                              -----                                ----

           /s/  Bobby R. Johnson, Jr. *                   President, Chief Executive Officer and              April 12, 2000
--------------------------------------------------        Chairman of the Board of Directors
              Bobby R. Johnson, Jr.                       (Principal Executive Officer)

          /s/  Timothy D. Heffner                         Vice President, Finance & Administration,           April 12, 2000
--------------------------------------------------        Chief Financial Officer
              Timothy D. Heffner                          (Principal Financial and Accounting Officer)

          /s/  Seth D. Neiman *                           Director                                            April 12, 2000
--------------------------------------------------
               Seth D. Neiman

          /s/ Andrew K. Ludwick *                         Director                                            April 12, 2000
--------------------------------------------------
             Andrew K. Ludwick

          /s/ Timothy D. Heffner                                                                              April 12, 2000
--------------------------------------------------
      Timothy D. Heffner, Attorney-in-Fact