Form 10-Q
period 2000-03-31
FOUNDRY NETWORKS INC
filed 2000-05-10
CIK 1090071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                (408) 586-1700
             (Registrant's telephone number, including area code)

                        680 West Maude Avenue, Suite 3
                              Sunnyvale, CA 94086
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                  Yes [X]   No [_]

                                     INDEX
                                     -----

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets as of                   3
            March 31, 2000 and December 31, 1999

            Condensed Consolidated Statements of Income  for              4
            the Three Months Ended March 31, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows for           5
            the Three Months Ended March 31, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements          6

  Item 2.   Management's Discussion and Analysis of Financial            10
            Condition and Results of Operations

            Factors That May Affect Future Results                       13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk   21

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                            22

  Item 2.   Changes in Securities and Use of Proceeds                    22

  Item 3.   Defaults Upon Senior Securities                              22

  Item 4.   Submission of Matters to a Vote of Security Holders          22

  Item 5.   Other Information                                            22

  Item 6.   Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                               23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   March 31,      December 31,
                                                                     2000            1999
                                                                  -----------    ------------
                                                                  (unaudited)

                             ASSETS
Current assets:
   Cash and cash equivalents....................................    $119,586        $120,378
   Short-term investments.......................................      66,369          39,789
   Accounts receivable, net.....................................      39,617          28,932
   Inventories, net.............................................      20,438          16,743
   Deferred tax assets..........................................       6,987           5,220
   Prepaid expenses and other current assets....................       1,995           1,340
                                                                    --------        --------
     Total current assets.......................................     254,992         212,402

   Property and equipment, net..................................       1,770           1,096
                                                                    --------        --------
                                                                    $256,762        $213,498
                                                                    ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................    $ 20,339        $  7,557
   Income taxes payable.........................................       9,345           9,925
   Accrued payroll and related benefits.........................       5,901           4,138
   Accrued warranty.............................................       2,927           2,092
   Other accrued liabilities....................................       2,693           4,013
   Deferred revenue.............................................       6,560           4,169
                                                                    --------        --------
     Total current liabilities..................................      47,765          31,894
                                                                    --------        --------

Stockholders' equity:
   Common stock, $0.0001 par value
     Authorized-200,000,000 shares at March 31, 2000;
     Issued and outstanding-115,121,114 and 114,189,450 shares
     at March 31, 2000 and December 31, 1999, respectively......          12              11
   Treasury stock...............................................          (4)             (4)
   Additional paid-in capital...................................     198,633         191,623
   Notes receivable from stockholders...........................        (720)           (755)
   Deferred stock compensation..................................      (9,510)        (11,771)
   Retained earnings............................................      20,586           2,500
                                                                    --------        --------
     Total stockholders' equity.................................     208,997         181,604
                                                                    --------        --------
                                                                    $256,762        $213,498
                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                 2000      1999
                                               --------  --------
                                                   (unaudited)

Revenue, net................................    $70,014   $15,425
Cost of revenue.............................     24,843     7,570
                                                -------   -------
     Gross profit...........................     45,171     7,855
                                                -------   -------
Operating expenses:
     Research and development...............      3,941     1,746
     Sales and marketing....................     10,093     2,717
     General and administrative.............      1,818       670
     Amortization of deferred stock
               compensation.................      1,953     1,054
                                                -------   -------
     Total operating expenses...............     17,805     6,187
                                                -------   -------
Income from operations......................     27,366     1,668
Interest income, net........................      2,041        24
                                                -------   -------
Income before provision for income taxes....     29,407     1,692
Provision for income taxes..................     11,321       423
                                                -------   -------
Net income..................................    $18,086   $ 1,269
                                                =======   =======

Basic net income per share..................    $  0.17   $  0.04
                                                =======   =======
Weighted average shares used in computing
 basic net income per share.................    105,084    34,725
                                                =======   =======

Diluted net income per share................    $  0.14   $  0.01
                                                =======   =======
Weighted average shares used in computing
 diluted net income per share...............    126,639    96,464
                                                =======   =======

     See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Three Months Ended
                                                                     March 31,
                                                               -------------------
                                                                 2000        1999
                                                               -------     -------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................   $ 18,086    $ 1,269
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation............................................        207        120
    Amortization of deferred stock compensation.............      1,953      1,054
    Provision for allowance for doubtful accounts...........        193        240
    Provision for excess and obsolete inventories...........        646        457
    Deferred tax assets.....................................     (1,767)        --
    Change in operating assets and liabilities:
     Accounts receivable....................................    (10,972)    (5,031)
     Inventories............................................     (4,247)    (2,477)
     Prepaid expenses and other current assets..............       (655)      (150)
     Accounts payable.......................................     12,782       (433)
     Accrued payroll and related benefits...................      1,763         79
     Accrued warranty.......................................        835         91
     Income taxes payable...................................       (580)       423
     Other accrued liabilities..............................     (1,320)       657
     Deferred revenue.......................................      2,391        276
                                                               --------    -------
         Net cash provided by (used in) operating
          activities........................................     19,315     (3,425)
                                                               --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment........................       (881)       (67)
 Net purchases of short-term investments....................    (26,580)        --
                                                               --------    -------
         Net cash used in investing activities..............    (27,461)       (67)
                                                               --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit..........................         --      2,000
 Principal payments on capital lease obligations............         --        (43)
 Proceeds from issuance of common stock, including
   income tax benefit.......................................      7,418         13
 Repurchase of common stock.................................        (99)        --
 Repayment of note receivable...............................         35         --
                                                               --------    -------
         Net cash provided by financing activities..........      7,354      1,970
                                                               --------    -------
DECREASE IN CASH AND CASH EQUIVALENTS.......................       (792)    (1,522)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD......................................................    120,378      4,567
                                                               --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $119,586    $ 3,045
                                                               ========    =======

     See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Information for the three months ended
                     March 31, 2000 and 1999 is unaudited)


1.   BASIS OF PRESENTATION:
     ---------------------

     The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively "Foundry" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. Foundry believes the disclosures included in the unaudited condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in Foundry's Annual Report on Form 10-K dated March 20, 2000 are adequate to make the information presented not misleading.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.


2.   SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------

Principles of Consolidation

     The Company's condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in France, Canada, Germany, Netherlands, United Kingdom and Singapore. All significant intercompany transactions and balances have been eliminated.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from those estimates.

Stock Splits

     In July 1999, Foundry's board of directors approved a three for two stock split of its outstanding common and preferred stock. In December 1999, Foundry's board of directors approved a two for one stock split of its outstanding common stock in the form of a stock dividend which became effective January 10, 2000. All share and per share information included in these financial statements have been retroactively adjusted to reflect these stock splits.

Cash, Cash Equivalents and Short-Term Investments

     Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper and cash deposited in checking and money market accounts.

     Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1999 and March 31, 2000 Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and U.S. debt securities.

     Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                                      March 31, 2000
                                                 --------------------------------------------------------
                                                                     Gross         Gross
                                                   Amortized      Unrealized     Unrealized    Estimated
                                                      Cost           Gains         Losses      Fair Value
                                                 --------------   -----------   ------------   ----------
  Money market funds  ........................         $ 47,056    $       --          $ --      $ 47,056
  Commercial paper  ..........................           59,734            --            --        59,734
  Government securities  .....................           52,072            --            (4)       52,068
  Corporate debt securities  .................           23,407            --           (27)       23,380
                                                       --------   -----------          ----      --------
                                                       $182,269    $       --          $(31)     $182,238
                                                       ========   ===========          ====      ========
  Included in cash and cash equivalents  .....         $115,900    $       --          $ --      $114,900
  Included in short-term investments  ........           66,369            --           (31)       66,338
                                                       --------   -----------          ----      --------
                                                       $182,269    $       --          $(31)     $182,238
                                                       ========   ===========          ====      ========

                                                                    December 31, 1999
                                                 -------------------------------------------------------
                                                                     Gross         Gross
                                                   Amortized      Unrealized    Unrealized    Estimated
                                                      Cost           Gains        Losses      Fair Value
                                                 --------------   -----------   -----------   ----------
  Money market funds  ........................         $ 22,136    $       --         $ --      $ 22,136
  Commercial paper  ..........................           78,597            --          (14)       78,583
  Government securities  .....................           43,444            --           --        43,444
  Corporate debt securities  .................           11,511            --          (12)       11,499
                                                       --------   -----------         ----      --------
                                                       $155,688    $       --         $(26)     $155,662
                                                       ========   ===========         ====      ========
  Included in cash and cash equivalents  .....         $115,899    $       --         $ (6)     $115,893
  Included in short-term investments  ........           39,789            --          (20)       39,769
                                                       --------   -----------         ----      --------
                                                       $155,688    $       --         $(26)     $155,662
                                                       ========   ===========         ====      ========

Inventories

  Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                             March 31,   December 31,
                                               2000           1999
                                             -------        -------
        Purchased parts.................     $ 7,421        $12,176
        Work-in-process.................      11,179          2,700
        Finished goods..................       1,838          1,867
                                             -------        -------
                                             $20,438        $16,743
                                             =======        =======

Revenue Recognition

     Foundry generally recognizes product revenue upon shipment to customers, unless Foundry has future obligations or has to obtain customer acceptance in which case revenue is deferred until these obligations are met. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated costs to repair or replace products that may be returned under warranty. Foundry's warranty period extends 12 months from the date of sale. Contracts with distributors do not provide for rights of return and the contract with the original equipment manufacturer also does not provide for rights of return except in the event products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

Net Income Per Share

     Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net income per common share as if such stock had been outstanding for all periods presented. To date, Foundry has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three month periods ended March 31, 2000 and 1999, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.

                                                                        Three Months Ended
                                                                              March 31,
                                                                      ----------------------
                                                                        2000           1999
                                                                      --------       --------
                                                                       (in thousands, except
                                                                          per share data)
Net income                                                            $ 18,086          $1,269
                                                                      --------        --------
Basic:
   Weighted average shares of common stock outstanding.............    114,580          55,981
   Less: Weighted average shares subject to repurchase.............     (9,496)        (21,256)
                                                                      --------        --------
   Weighted average shares used in computing basic net income
    per common share...............................................    105,084          34,725
                                                                      ========        ========
Basic net income per common share..................................   $   0.17        $   0.04
                                                                      ========        ========

Diluted:
   Weighted average shares of common stock outstanding..............   114,580          55,981
   Add: Weighted average dilutive potential common stock............    12,059          40,483
                                                                      ========        ========
   Weighted average shares used in computing diluted net income per
    common share....................................................   126,639          96,464
                                                                      ========        ========
Diluted net income per common share................................   $   0.14        $   0.01
                                                                      ========        ========

Business Segments

     Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches.

     For the three months ended March 31, 2000, no customers individually accounted for greater than 10% of our net revenue. In the past, a limited number of customers and resellers had accounted for a significant portion of Foundry's revenue.

     Foundry sells to various countries in North and South America, Europe, Asia, and Australia. For the three months ended March 31, 2000, sales to customers in the United States accounted for a majority of Foundry's revenue. Sales to individual countries outside of the United States represent less than 10% of revenue.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Foundry believes that its current revenue recognition principles comply with SAB 101.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of our operations.


3.   COMMON STOCK
     ------------

     In January 2000, the number of shares of common stock reserved for issuance under Foundry's 1996 Stock Plan increased from 42,810,000 to 46,235,683 shares in accordance with the automatic annual share increase provision stated in the 1996 Stock Plan. Also in January 2000, the number of shares of common stock reserved for issuance under Foundry's 1999 Employee Stock Purchase Plan (the "Purchase Plan") increased from 1,500,000 to 3,000,000 shares in accordance with the automatic annual share increase provision stated in the Purchase Plan. On January 31, 2000 Foundry purchased 131,212 shares of common stock on behalf of employees under the Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2000.

Overview

     Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers (ISPs). From our inception in May 1996 through April 1997, we were engaged primarily in research and development activities and did not generate any revenue. A substantial portion of our operating expenses during this period was related to the design and development of our custom ASICs, software development and testing prototype designs. We commenced commercial shipments of our FastIron workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron, our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron family. We shipped BigIron, our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. Since the first quarter of 1998, our revenue has increased every quarter, and we have been profitable in each quarter since the first quarter of fiscal 1999, although we cannot assure you that these results will be indicative of future performance.

     We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM relationship with Hewlett-Packard. We have sales representatives in the United States, Singapore, Italy, Canada, France, Sweden, China, Netherlands, Germany, Australia, Taiwan and the United Kingdom. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. Currently, a majority of our international sales are denominated in U.S. dollars. We generally recognize product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year.

     We expect the average selling price of our products to decline due to a number of factors, including competitive pricing pressures, and rapid technological changes. Our gross margins may be affected by price declines if we are unable to reduce costs. Furthermore, our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. We generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEM. Any significant shift in revenue through resellers or our OEM, or the loss of any large customer, reseller or our OEM, could harm our gross margins, operating results and financial condition.

     We rely on two third-party manufacturing vendors that produce different assemblies for our products. Prior to the first quarter of 1999, we performed final assembly, testing, quality assurance, manufacturing, engineering, documentation control and repairs of our products at our Sunnyvale facility. In 1999, we transitioned assembly and testing functions from our Sunnyvale facility to our manufacturing partners. We realized lower costs and higher volume efficiencies as a result of this transition in 1999. However, we may not be able to continue to realize lower costs in the future which may adversely affect our gross margin and operating results.

     In connection with the grant of stock options to employees, we recorded deferred stock compensation in the aggregate amount of $4.7 million in 1998 and $17.3 million in 1999, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations ratably over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $1.1 million and $2.0 million for the three month periods ended March 31, 1999 and 2000, respectively. At March 31, 2000, we had approximately $9.5 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options granted to employees and directors.

Results of Operations

     The following table sets forth selected items from our statement of operations as a percentage of revenue for the periods indicated:

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2000        1999
                                               ---------   ---------
                                                     (unaudited)

Revenue, net..................................   100.0%       100.0%
Cost of revenue...............................    35.5         49.1
                                                 -----        -----
   Gross profit...............................    64.5         50.9
                                                 -----        -----
Operating expenses:
 Research and development.....................     5.6         11.3
 Sales and marketing..........................    14.4         17.6
 General and administrative...................     2.6          4.4
 Amortization of deferred stock compensation..     2.8          6.8
                                                 -----        -----
  Total operating expenses....................    25.4         40.1
                                                 -----        -----
Income from operations........................    39.1         10.8
Interest income, net..........................     2.9          0.2
                                                 -----        -----
Income before provision for income taxes......    42.0         11.0
Provision for income taxes....................    16.2          2.8
                                                 -----        -----
Net income....................................    25.8%         8.2%
                                                 =====        =====


     Net revenue. Net revenue increased 355% from $15.4 million for first quarter 1999 to $70.0 million for first quarter 2000. The increase in revenue was primarily due to the market's growing acceptance of Foundry's Gigabit Ethernet technology and our increased sales and marketing efforts. We do not believe that the historical growth rates of revenue are indicative of future results.

     For the three months ended March 31, 2000, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 19% of our net revenue. During the first quarter, our customer base expanded from 1500 to 1800 customers worldwide.

     Cost of revenue. Cost of revenue consists primarily of material, labor, overhead and warranty costs. Cost of revenue increased from $7.6 million in first quarter 1999 to $24.8 million in first quarter 2000. The increase was primarily due to the related increase in net revenue. As a percentage of net revenue, cost of revenue decreased from 49% for first quarter 1999 to 36% for first quarter 2000. The decrease as a percentage of revenue is primarily due to a change in the mix of products sold, production efficiencies and reductions in material and component costs.

  Gross profit. Gross profit increased from $7.9 million for first quarter 1999 to $45.2 million for first quarter 2000. As a percentage of revenue, gross profit increased from 51% for first quarter 1999 to 65% for first quarter 2000. We expect gross profit, as a percentage of revenue, to fluctuate from period to period primarily due to the mix of products sold, production efficiencies and reductions in material and component costs.

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased from $1.7 million for first quarter 1999 to $3.9 million for first quarter 2000. The increase was due to the hiring of additional engineering personnel and the development of our new product offerings of next generation routers and switches. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $2.7 million for first quarter 1999 to $10.1 million for first quarter 2000. The increase was primarily due to the hiring of additional sales and marketing personnel, increased sales commissions expense as a result of significantly higher revenue and increased advertising and marketing efforts. We expect these expenses to increase significantly in absolute dollars as we continue to build our field sales and support organizations and expand sales and marketing activities in the future.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses increased from $670,000 for first quarter 1999 to $1.8 million for first quarter 2000. The increase was due to the addition of personnel necessary to support the increase in revenue, an increase in related facilities expenses and other general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business.

     Interest income. Interest income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts less any interest expense incurred on borrowings under our revolving line of credit and capital lease obligations. Our revolving line of credit expired on February 18, 2000 and we had no capital lease obligations as of December 31, 1999 and March 31, 2000. Interest income increased from $24,000 for first quarter 1999 to $2.0 million for first quarter 2000 due to significantly higher cash and short-term investment balances in first quarter 2000. We received net proceeds of approximately $131.8 million upon the closing of our initial public offering on October 1, 1999.

     Income taxes. We have recorded income tax expense for first quarter 2000 of $11.3 million. This reflects an effective tax rate of 38.7%, based upon the estimated annualized tax rate. The effective tax rate for first quarter 1999 was 25% primarily due to the application of net operating loss carryforwards.

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

Liquidity and Capital Resources

     At March 31, 2000 Foundry had cash and cash equivalents and short-term investments totaling $186.0 million. Cash equivalents consisted of commercial paper and cash deposited in money market accounts with original maturies of less than three months. Short-term investments were comprised of corporate and U.S. debt securities with original maturities greater than three months but less than one year. Prior to our initial public offering on October 1, 1999, Foundry financed operations primarily through the private sales of common and preferred stock and, to a lesser extent, from a capital equipment lease line and bank line of credit.

     Cash provided by operating activities was $19.3 million for first quarter 2000 due to significantly higher net income for the quarter, increased purchases of inventories, increased accounts receivable offset by a reduction in accounts payable. During the first quarter 1999, we utilized cash of $3.4 million to fund our growth in operations.

     Cash utilized in investing activities was $27.5 million for first quarter 2000 and $67,000 for the same quarter in 1999. The cash utilized in first quarter 2000 primarily represents net purchases of short-term investments and, to a lesser extent, purchases of computers and electronic test equipment.

     Financing activities provided $7.4 million in cash for first quarter 2000, consisting primarily of proceeds from the exercise of stock options and the income tax benefit associated with disqualifying dispositions on stock option exercises.

Financing activities provided $2.0 million in cash for first quarter 1999, consisting primarily of proceeds from the bank line of credit.

     As of March 31, 2000, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

     We believe that our cash and short-term investment balances at March 31, 2000 will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.


FACTORS THAT MAY AFFECT FUTURE RESULTS

We may not be able to maintain profitability in the future.

     We incurred net losses from inception through December 31, 1998. We generated net income of $22.9 million for the year ended December 31, 1999 and $18.1 million for the three months ended March 31, 2000. As of March 31, 2000, we had retained earnings of $20.6 million. We expect to incur increased costs and expenses related to:

     . sales and marketing, including expansion of our direct sales operation and distribution channels;

     .  product development;

     .  customer support;

     .  expansion of our corporate infrastructure; and

     .  facilities expansion.

     Although we have been profitable in each quarter since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


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

     The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products.

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

     We need to increase our customer service and support staff to support new and existing customers and resellers. The design and installation of networking products can be complex and our customers, particularly our ISP customers, require a high level of sophisticated support and services. Hiring highly trained customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

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

We depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue.

     In the past, a limited number of customers and resellers accounted for a significant portion of our revenue. In the first quarter of 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

     While our financial performance may depend on large, recurring orders from certain customers and resellers, we do not have binding commitments from any of them. For example:

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

     We have introduced products specifically targeted at the ISP market and currently have under development other products to address their requirements. As a result, our success depends on increased sales ISPs. Although we expect these sales to increase, we believe that there are a number of risks arising from doing business with ISPs which may not arise in our relationships with our other customers, including:

     . ISPs demonstrate a low level of brand loyalty and may switch to another supplier which provides superior performance;

     . any failure of an ISP's service to its customers, particularly in the case of our largest ISP customer, America Online, that is correctly or incorrectly attributed to our products could lead to substantial negative publicity and undermine our efforts to increase our sales in both this market and other markets;

     . we may lose ISP customers if they fail due to the highly competitive nature of their business or if they do not survive as a result of mergers and acquisitions in the ISP industry; and

     . if the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could decline.

     Due to these factors, we may not successfully increase our penetration of the ISP market or maintain our current level of sales in this market.

Hewlett-Packard is a major customer and our sole OEM, and the termination of our relationship with Hewlett-Packard could harm our business.

     Although Hewlett-Packard, currently our sole OEM, accounted for less then 10% of our revenue in first quarter 2000, it has been one of our top five customers since fiscal 1999. In addition to providing revenue through sales of our products to Hewlett-Packard, we believe that this relationship is important to facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. Therefore, in addition to directly affecting our revenue, the cancellation of our agreement with Hewlett-Packard could harm our ability to market and sell our products to potential customers.

     In addition, if we were to default under conditions specified in the agreement, Hewlett-Packard could use our source code to develop and manufacture competing products. This could harm our performance and ability to compete.

     The agreement also creates the potential that we and Hewlett-Packard may compete for sales to the same customer. If this situation occurs, it could harm our relationship with Hewlett-Packard and also harm our business.

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

     .  potential recessions in economies outside the United States;

     .  longer accounts receivable collection cycles;

     .  difficulties in managing operations across disparate geographic areas;

     . difficulties associated with enforcing agreements through foreign legal systems;

     .  import or export licensing requirements;

     .  potential adverse tax consequences; and

     .  unexpected changes in regulatory requirements.

     During the first quarter 2000, Foundry established formal subsidiaries in France, Canada, Netherlands, Germany, United Kingdom and Singapore. We also have sales offices in Taiwan, China, Sweden, Australia and Italy. We believe that our continued growth and profitability requires further expansion of our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional resellers.

To the extent that Foundry is unable to do so in a timely manner, Foundry's growth in international sales, if any, will be limited and our business, results of operations and financial condition could be materially adversely affected.

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

     We currently subcontract substantially all of our manufacturing to two companies, Celestica, located in San Jose, California, which assembles and tests our printed circuit boards, and Hadco Corporation, located in Santa Clara, California, which assembles and tests our backplane products. We do not have long-term contracts with either of these manufacturers. We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, the loss of either of our contract manufacturers, or the ability to obtain raw materials, could cause a delay in our ability to fulfill orders.


Due to the lengthy sales cycles of some of our products, the timing of our revenue is difficult to predict and may cause us to miss our revenue expectations.

     Some of our products have a relatively high sales price, and often represent a significant and strategic decision by an enterprise or ISP. As a result, the length of our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.


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

     Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be found after commencement of commercial shipments. Any defects or errors in our products discovered in the future or failures of our customers' networks, whether caused by our products or another vendors' products could result in:

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

     We have experienced rapid growth which has placed, and continues to place, a significant strain on our resources. Our management team has limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

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


We may need additional capital to fund our future operations which may not be available to us on favorable terms when required, or at all, and could cause our stock price to decline.

     We believe that our existing working capital and cash from future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we could be required to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders and could cause our stock price to decline. If additional funds are raised through the issuance of debt securities, these securities would have rights, preferences and privileges senior to holders of common stock. The terms of debt securities could impose restrictions on our operations and could cause our stock price to decline.


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


Our stock price is extremely volatile.

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

     Our executive officers, directors and entities affiliated with them beneficially own approximately 45% of our outstanding common stock as of March 31, 2000. These stockholders, if acting together, would be able to significantly influence the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.


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

     Of the 115,121,114 shares outstanding at March 31, 2000, 106,713,036 shares are freely tradable in the public market. The 8,408,078 remaining outstanding shares of our common stock will become available for sale in the future, subject, in some cases, to the expiration of one-year holding periods and/or the lapse of our repurchase option on unvested shares of common stock held by employees. Sales of a substantial number of shares of common stock in the public market after the expiration of the holding periods or the repurchase option could cause the market price of our common stock to decline.


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

     Currently, a majority of our sales and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in the next 12 months, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         See "Factors that May Affect Future Results - We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future."

Item 2.  Changes in Securities and Use of Proceeds.

         The net proceeds of our initial public offering which closed on October 1, 1999 were approximately $131,830,800. As of March 31, 2000, we have used approximately $76.8 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the leasing of additional facilities. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complimentary businesses, technologies, product lines or products. However, specific amounts for any future use of proceeds have not yet been determined and we have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.

Item 3.  Defaults Upon Senior Securities. - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 10-Q.

         Exhibit 27.1 - Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FOUNDRY NETWORKS, INC.
                                              (Registrant)


                                              By:  /s/ TIMOTHY D. HEFFNER

                                                ----------------------------
                                                Timothy D. Heffner
                                                Vice President, Finance and
                                                Administration, Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)

Date:  May 10, 2000

                                 EXHIBIT INDEX
                                 -------------


27.1    Financial Data Schedule