Form 10-Q
period 2000-06-30
FOUNDRY NETWORKS INC
filed 2000-08-11
CIK 1090071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

                       Commission file number 000-26689


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

                             Yes [X]       No [_]


As of August 9, 2000, there were 116,885,430 shares of the registrant's common stock outstanding, par vlaue $0.0001.

                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................   3

            Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
            2000 and 1999..................................................................................   4

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
            2000 and 1999..................................................................................   5

            Notes to Condensed Consolidated Financial Statements...........................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........  10

            Factors That May Affect Future Results.........................................................  14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................  23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................  24

Item 2.     Changes in Securities and Use of Proceeds......................................................  24

Item 3.     Defaults Upon Senior Securities................................................................  24

Item 4.     Submission of Matters to a Vote of Security Holders............................................  24

Item 5.     Other Information..............................................................................  24

Item 6.     Exhibits and Reports on Form 8-K...............................................................  24

SIGNATURES ................................................................................................  25

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.


                             FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                       June 30,     December 31,
                                                                                         2000           1999
                                                                                       --------       --------
                                                                                     (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents.......................................................     $158,569        $120,378
  Short-term investments..........................................................       46,880          39,789
  Accounts receivable, net........................................................       53,653          28,932
  Inventories, net................................................................       27,620          16,743
  Deferred tax assets.............................................................        6,997           5,220
  Prepaid expenses and other current assets.......................................        2,367           1,340
                                                                                       --------        --------
     Total current assets.........................................................      296,086         212,402
  Property and equipment, net.....................................................        2,734           1,096
                                                                                       --------        --------
                                                                                       $298,820        $213,498
                                                                                       ========        ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................     $ 26,488        $  7,557
  Income taxes payable............................................................           --           9,925
  Accrued payroll and related benefits............................................        8,683           4,138
  Accrued warranty................................................................        3,950           2,092
  Other accrued liabilities.......................................................        4,712           4,013
  Deferred revenue................................................................        9,192           4,169
                                                                                       --------        --------
     Total current liabilities....................................................       53,025          31,894
                                                                                       --------        --------
Stockholders' equity:
  Common stock, $0.0001 par value
    Authorized--300,000,000 shares at June 30, 2000;
    Issued and outstanding--116,428,673 and 114,189,450 shares at June 30,
       2000 and December 31, 1999, respectively...................................           12              11
  Treasury stock..................................................................           (4)             (4)
  Additional paid-in capital......................................................      214,480         191,623
  Notes receivable from stockholders..............................................       (3,803)           (755)
  Deferred stock compensation.....................................................       (7,930)        (11,771)
  Retained earnings...............................................................       43,040           2,500
                                                                                       --------        --------
     Total stockholders' equity...................................................      245,795         181,604
                                                                                       --------        --------
                                                                                       $298,820        $213,498
                                                                                       ========        ========

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                                Three Months Ended        Six Months Ended
                                                                                      June 30,                 June 30,
                                                                              -----------------------  -----------------------
                                                                                  2000         1999         2000        1999
                                                                                --------     --------     --------    --------
                                                                                    (unaudited)              (unaudited)
Revenue, net................................................................    $ 88,790     $ 24,062     $158,805    $ 39,487
Cost of revenue.............................................................      30,472       10,421       55,317      17,991
                                                                                --------     --------     --------    --------
     Gross profit...........................................................      58,318       13,641      103,488      21,496
                                                                                --------     --------     --------    --------
Operating expenses:
  Research and development..................................................       6,393        1,879       10,334       3,625
  Sales and marketing.......................................................      15,028        4,256       25,121       6,973
  General and administrative................................................       2,070          985        3,888       1,655
  Amortization of deferred stock compensation...............................       1,581        3,848        3,533       4,902
                                                                                --------     --------     --------    --------
     Total operating expenses...............................................      25,027       10,968       42,876      17,155
                                                                                --------     --------     --------    --------
Income from operations......................................................      33,246        2,673       60,612       4,341
Interest income, net........................................................       2,700           --        4,741          24
                                                                                --------     --------     --------    --------
Income before provision for income taxes....................................      35,946        2,673       65,353       4,365
Provision for income taxes..................................................      13,492          668       24,813       1,091
                                                                                --------     --------     --------    --------
Net income..................................................................    $ 22,454     $  2,005     $ 40,540    $  3,274
                                                                                ========     ========     ========    ========

Basic net income per share..................................................    $   0.21     $   0.05     $   0.38    $   0.09
                                                                                ========     ========     ========    ========
Weighted average shares used in computing basic net income per share........     109,420       38,111      107,041      36,492
                                                                                ========     ========     ========    ========

Diluted net income per share................................................    $   0.18     $   0.02     $   0.32    $   0.03
                                                                                ========     ========     ========    ========
Weighted average shares used in computing diluted net income per share......     126,640      102,269      126,760     104,640
                                                                                ========     ========     ========    ========

    See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          ---------------------
                                                                                            2000          1999
                                                                                          --------      -------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................    $ 40,540      $ 3,274
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation......................................................................         510          226
    Amortization of deferred stock compensation.......................................       3,533        4,902
    Provision for allowance for doubtful accounts.....................................         582          675
    Provision for excess and obsolete inventories.....................................         654        1,113
    Deferred tax assets...............................................................      (1,777)          --
    Change in operating assets and liabilities:
     Accounts receivable..............................................................     (25,303)      (7,449)
     Inventories......................................................................     (11,531)      (3,647)
     Prepaid expenses and other current assets........................................      (1,027)        (215)
     Accounts payable.................................................................      18,931        1,111
     Accrued payroll and related benefits.............................................       4,545          360
     Accrued warranty.................................................................       1,858          361
     Income taxes payable.............................................................      (9,925)       1,091
     Other accrued liabilities........................................................         699        1,037
     Deferred revenue.................................................................       5,023          527
                                                                                          --------      -------
      Net cash provided by operating activities.......................................      27,312        3,366
                                                                                          --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................................................      (2,148)        (145)
  Maturities of short-term investments................................................      77,023           --
  Purchases of short-term investments.................................................     (84,114)          --
                                                                                          --------      -------
      Net cash used in investing activities...........................................      (9,239)        (145)
                                                                                          --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit...................................................          --        2,000
  Principal payments on capital lease obligations.....................................          --          (88)
  Proceeds from issuance of common stock..............................................       2,880        1,644
  Tax benefit from stock option exercises............................................       17,024           --
  Repurchases of common stock.........................................................          (8)          (4)
  Net proceeds from issuance of redeemable convertible preferred stock................          --        1,000
  Repayments of notes receivable......................................................         222           --
                                                                                          --------      -------
      Net cash provided by financing activities.......................................      20,118        4,552
                                                                                          --------      -------
INCREASE IN CASH AND CASH EQUIVALENTS.................................................      38,191        7,773
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................     120,378        4,567
                                                                                          --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................    $158,569      $12,340
                                                                                          ========      =======

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (Information for the three and six months ended June 30,
                          2000 and 1999 is unaudited)

1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively "Foundry" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Foundry's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2000.


2.   SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

     The Company's condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in France, Canada, Germany, Netherlands, United Kingdom and Singapore. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using average rates. Foreign currency transaction and translation gains and losses have not been material to date.


   Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ materially from those estimates.


   Cash, Cash Equivalents and Short-Term Investments

     Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

     Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards (SFAS) No. 115,"Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1999 and June 30, 2000 Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and U.S. debt securities.

     Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                               June 30, 2000
                                           ------------------------------------------------------
                                                           Gross        Gross
                                            Amortized   Unrealized    Unrealized     Estimated
                                              Cost         Gains        Losses       Fair Value
                                           -----------  -----------  ------------  --------------
Money market funds........................    $  9,315  $        --         $ --      $     9,315
Commercial paper..........................      71,383           --           --           71,383
Government securities.....................      86,402           --          (16)          86,386
Corporate debt securities.................      29,996           24          (40)          29,980
                                              --------  -----------     --------      -----------
                                              $197,096  $        24     $    (56)     $   197,064
                                              ========  ===========     ========      ===========
Included in cash and cash equivalents.....    $150,216  $        --     $     --      $   150,216
Included in short-term investments........      46,880           24          (56)          46,848
                                              --------  -----------     --------      -----------
                                              $197,096  $        24     $    (56)     $   197,064
                                              ========  ===========     ========      ===========

                                                           December 31, 1999
                                           ------------------------------------------------------
                                                           Gross        Gross
                                            Amortized   Unrealized    Unrealized     Estimated
                                              Cost         Gains        Losses       Fair Value
                                           -----------  -----------  ------------  --------------
Money market funds.........................   $ 22,136  $        --     $     --      $    22,136
Commercial paper...........................     78,597           --          (14)          78,583
Government securities......................     43,444           --           --           43,444
Corporate debt securities..................     11,511           --          (12)          11,499
                                              --------  -----------     --------      -----------
                                              $155,688  $        --     $    (26)     $   155,662
                                              ========  ===========     ========      ===========
Included in cash and cash equivalents......   $115,899  $        --     $     (6)     $   115,893
Included in short-term investments.........     39,789           --          (20)          39,769
                                              --------  -----------     --------      -----------
                                              $155,688  $        --     $    (26)     $   155,662
                                              ========  ===========     ========      ===========

   Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                      June 30,    December 31,
                                        2000         1999
                                      -------       -------
     Purchased parts................  $12,910       $12,176
     Work-in-process................   12,521         2,700
     Finished goods.................    2,189         1,867
                                      -------       -------
                                      $27,620       $16,743
                                      =======       =======



   Revenue Recognition

     Foundry generally recognizes product revenue upon shipment to customers, unless Foundry has future obligations or has to obtain customer acceptance in which case revenue is deferred until these obligations are met. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated costs to repair or replace products that may be returned under warranty. Foundry's warranty period extends 12 months from the date of sale. Contracts with distributors typically do not provide for rights of return and the contract with the original equipment manufacturer also does not provide for rights of return except in the event products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

   Net Income Per Share

     Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 98, "Computations of Earnings Per Share," common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net income per common share as if such stock had been outstanding for all periods presented. To date, Foundry has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended June 30, 2000 and 1999, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.

                                                                                  Three Months           Six Months
                                                                                 Ended June 30,         Ended June 30,
                                                                                 --------------         -------------
                                                                                2000       1999       2000        1999
                                                                              --------   --------   --------    --------
                                                                                (in thousands, except per share data)
Net income...............................................................     $ 22,454   $  2,005   $ 40,540    $  3,274
                                                                              --------   --------   --------    --------
Basic:
  Weighted average shares of common stock outstanding....................      115,992     56,672    115,220      56,086
  Less: Weighted average shares subject to repurchase....................       (6,572)   (18,561)    (8,179)    (19,594)
                                                                              --------   --------   --------    --------
  Weighted average shares used in computing basic net
   income per common share...............................................      109,420     38,111    107,041      36,492
                                                                              ========   ========   ========    ========
Basic net income per common share........................................     $   0.21   $   0.05   $   0.38    $   0.09
                                                                              ========   ========   ========    ========
Diluted:
  Weighted average shares of common stock outstanding....................      115,992     56,672    115,220      56,086
  Add: Weighted average dilutive potential common stock..................       10,648     45,597     11,540      48,554
                                                                              ========   ========   ========    ========
  Weighted average shares used in computing diluted net
   income per common share...............................................      126,640    102,269    126,760     104,640
                                                                              ========   ========   ========    ========
Diluted net income per common share......................................     $   0.18   $   0.02   $   0.32    $   0.03
                                                                              ========   ========   ========    ========

   Business Segments and Significant Customers

     Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, Internet routers, server load balancing and transparent caching switches.

     For the three and six months ended June 30, 2000, no customers individually accounted for greater than 10% of our net revenue. Prior to fiscal 2000, a limited number of customers and resellers had accounted for a significant portion of Foundry's revenue.


   Foreign Operations

     Foundry sells to various countries in North and South America, Europe, Asia, and Australia through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. For the three and six months ended June 30, 2000, sales to customers in the United States accounted for a majority of Foundry's revenue. Sales to individual countries outside of the United States represent less than 10% of revenue.

   Recent Accounting Pronouncements

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our fourth quarter of fiscal 2000. We currently are reviewing the impact of SAB No. 101 on our revenue recognition policy and the related impact on our consolidated financial statements. At this time, we do not believe SAB No. 101 will have a material impact on our financial position or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or the results of our operations.

3.   INCOME TAXES

     The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduce taxes currently payable by $17.0 million for the six months ended June 30, 2000. Such benefits are credited to additional paid-in capital on the accompanying condensed consolidated balance sheet as of June 30, 2000.

4.   COMMON STOCK

     At Foundry's 2000 Annual Meeting of Stockholders held on June 20, 2000, the stockholders approved an amendment to Foundry's 1996 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 46,235,683 to 51,235,683 shares and an amendment to Foundry's Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 300,000,000. Stockholders also re-elected Foundry's two non-employee board directors, who each received an option to purchased 60,000 Shares of Common Stock under Directors' Stock Option Plan.

     On May 25, 2000, the Company issued 60,000 shares of common stock to an employee upon exercise of an option granted under the 1996 Stock Plan in exchange for a full-recourse promissory note in the principal amount of $3.3 million. The note is secured by a stock pledge agreement, bears interest at 6.42% per year and matures on the earlier of May 25, 2003 or certain specified events.

5.   COMPREHENSIVE INCOME

     Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and six months ended June 30, 2000 was immaterial and comprised only of foreign currency translation adjustments.


6.   SUBSEQUENT EVENT

     On July 31, 2000, 194,441 shares of common stock were purchased for Foundry employees under the 1999 Employee Stock Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2000.


Overview

     Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers (ISPs). We commenced commercial shipments of our FastIron(TM) workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron(TM), our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron(TM) family. We shipped BigIron(TM), our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. In April 2000, we shipped new high end products in each of our major product lines: the NetIron(TM) 1500 Internet backbone router, the BigIron(TM) 15000 Layer 2/3 switch and switching router, the ServerIron400(TM) and ServerIron800(TM) Layer 4-7 Internet traffic and content management switches. In May 2000, we began shipping our new product line of high-performance Internet backbone routers, NetIron(TM)400 and NetIron(TM)800.


     We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. Our cost of revenue consists primarily of material, labor, overhead and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM relationship with Hewlett-Packard. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Brazil, Netherlands, Germany, Australia, Hong Kong, South Korea and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. Currently, a majority of our international sales are denominated in U.S. dollars. We generally recognize product revenue upon shipment to customers. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year.

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

     We rely on two third-party manufacturing vendors that produce different assemblies for our products. Prior to the first quarter of 1999, we performed final assembly, testing, quality assurance, manufacturing, engineering, documentation control and repairs of our products at our former facility. In 1999, we transitioned assembly and testing functions from our facility to our manufacturing partners. We have realized lower costs and higher volume efficiencies as a result of this transition in 1999. However, we may not be able to continue to realize lower costs in the future which may adversely affect our gross margin and operating results.

     In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $4.7 million in 1998 and $17.3 million in 1999, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations ratably over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $4.9 million and $3.5 million for the six month periods ended June 30, 1999 and 2000, respectively. At June 30, 2000, we had approximately $7.9 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.


Results of Operations

     The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated:

                                                                         Three Months               Six Months
                                                                         Ended June 30,            Ended June 30,
                                                                         -------------             -------------
                                                                       2000         1999         2000        1999
                                                                       ----         ----         ----        ----
                                                                          (unaudited)              (unaudited)
       Revenue, net...............................................    100.0%       100.0%       100.0%      100.0%
       Cost of revenue............................................     34.3         43.3         34.8        45.6
                                                                      -----        -----        -----       -----
             Gross profit.........................................     65.7         56.7         65.2        54.4
                                                                      -----        -----        -----       -----
       Operating expenses:
          Research and development................................      7.2          7.8          6.5         9.2
          Sales and marketing.....................................     16.9         17.7         15.8        17.6
          General and administrative..............................      2.3          4.1          2.5         4.2
          Amortization of deferred stock compensation.............      1.8         16.0          2.2        12.4
                                                                      -----        -----        -----       -----
             Total operating expenses.............................     28.2         45.6         27.0        43.4
                                                                      -----        -----        -----       -----
       Income from operations.....................................     37.5         11.1         38.2        11.0
       Interest income, net.......................................      3.0           --          3.0         0.1
                                                                      -----        -----        -----       -----
       Income before provision for income taxes...................     40.5         11.1         41.2        11.1
       Provision for income taxes.................................     15.2          2.8         15.7         2.8
                                                                      -----        -----        -----       -----
       Net income.................................................     25.3%         8.3%        25.5%        8.3%
                                                                      =====        =====        =====       =====

     Net revenue. Net revenue increased 269% from $24.1 million for second quarter 1999 to $88.8 million for second quarter 2000, and increased 302% from $39.5 million for the six months ended June 30, 1999 to $158.8 million for the six months ended June 30, 2000. The increases in revenue were primarily due to the market's growing acceptance of Foundry's Gigabit Ethernet technology, expanded product offerings, our increased sales and marketing efforts, and overall growth in the networking marketplace. We cannot assure you that we can sustain current growth rates. Historical growth rates of revenue may not be indicative of future results.

     For the three and six months ended June 30, 2000, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 20% of our net revenue for the three and six months ended June 30, 2000. During the second quarter, our customer base grew from 2000 to 2300 customers worldwide.

     Gross profit. Gross profit increased from $13.6 million for second quarter 1999 to $58.3 million for second quarter 2000 and from $21.5 million for the six months ended June 30, 1999 to $103.5 million for the six months ended June 30, 2000. As a percentage of revenue, gross profit increased from 57% for second quarter 1999 to 66% for second quarter 2000 and from 54% for the six months ended June 30, 1999 to 65% for the six months ended June 30, 2000. The increases as a percentage of revenue were primarily due to a favorable change in the mix of products sold, production efficiencies and reductions in material and component costs. We expect gross profit, as a percentage of revenue, to fluctuate from period to period primarily due to the mix of products sold, production efficiencies and reductions in material and component costs.

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased from $1.9 million for second quarter 1999 to $6.4 million for second quarter 2000, and from $3.6 million for the six months ended June 30, 1999 to $10.3 million for the six months ended June 30, 2000. The increases were due to the hiring of additional engineering personnel, expenses associated with the development of our new product offerings of next generation routers and switches and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $4.3 million for second quarter 1999 to $15.0 million for second quarter 2000 and from $7.0 million for the six months ended June 30, 1999 to $25.1 million for the six months ended June 30, 2000. The increases were primarily due to the significant increase in sales and marketing personnel, increased advertising, trade shows and promotional expenses and increased sales commissions expense as a result of significantly higher revenue. We expect these expenses to increase in absolute dollars as we continue to build our field sales and support organizations, pursue aggressive marketing campaigns and incur increased sales commission expenses resulting from higher revenue.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses increased from $985,000 for second quarter 1999 to $2.1 million for second quarter 2000 and from $1.7 million for the six months ended June 30, 1999 to $3.9 milllion for the six months ended June 30, 2000. The increases were due to the addition of personnel necessary to support increased revenue, an increase in related facilities expenses and other general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business.

     Interest income, net. Interest income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts less any interest expense incurred on capital lease obligations and borrowings under our revolving line of credit, which expired in February 2000. We had no interest income in second quarter 1999 and $2.7 million in second quarter 2000. Net interest income increased from $24,000 for the six months ended June 30, 1999 to $4.7 million for the six months ended June 30, 2000. The increases were due to significantly higher cash and investment balances during the six months ended June 30, 2000 resulting primarily from increased cash provided by operations and the Company's initial public offering on September 28, 1999, in which we received net proceeds of approximately $131.8 million.

     Income taxes. We have recorded income tax expense for the six months ended June 30, 2000 of $24.8 million compared to $1.1 million for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 was 37.5%, based upon the estimated annualized tax rate. The effective tax rate for the same period in 1999 was 25.0% reflecting the benefit of net operating loss carryforwards not previously recognized.

     Our operating results have varied significantly in the past and revenue and operating results may vary significantly in the future due to a number of factors, including: fluctuations in demand for our products and services, particularly in Europe and Asia; the cancellation or rescheduling of significant orders; our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions; announcements and introductions of new products by our competitors and us; our ability to build infrastructure to support increased growth; our ability to achieve required cost reductions; our ability to obtain sufficient supplies of single- or limited-sourced components for our products; increases in the prices of the components we purchase; our ability to attain and maintain production volumes and quality levels for our products; the mix of products sold and the mix of distribution channels through which they are sold; and costs relating to possible acquisitions and integration of technologies or businesses. See also "Factors That May Affect Future Results" for a discussion of the risk of fluctuations in operating results.


Liquidity and Capital Resources

     At June 30, 2000 Foundry had cash and cash equivalents and short-term investments totaling $205.4 million compared to $160.2 million at December 31, 1999. Cash equivalents consisted of commercial paper, government debt securities and cash deposited in money market accounts with original maturities of less than three months. Short-term investments were comprised of corporate and U.S. debt securities with original maturities greater than three months but less than one year. Prior to our initial public offering on October 1, 1999, Foundry financed operations primarily through the private sales of common and preferred stock and, to a lesser extent, from a capital equipment lease line and bank line of credit. We raised net proceeds of $131.8 million from our initial public offering.

     Cash provided by operating activities was $3.4 million and $27.3 million for the six months ended June 30, 1999 and 2000, respectively. The increase was due to increased accounts payable and accruals and significantly higher net income generated by the Company for the six months ended June 30, 2000, offset by increases in inventory, accounts receivable and a decrease in income taxes payable.

     Cash utilized in investing activities was $145,000 and $9.2 million for the six months ended June 30, 1999 and 2000, respectively. The cash utilized during the six months ended June 30, 2000 primarily represents purchases of short-term investments and computers and electronic test equipment offset by proceeds from maturities of short-term investments.

     Financing activities provided $4.6 million and $20.1 million in cash for the six months ended June 30, 1999 and 2000, respectively. Financing activities during the six months ended June 30, 1999 consisted of proceeds from the issuance of common and preferred stock and proceeds of $2.0 million from the bank line of credit. Financing activities during the six months ended June 30, 2000 consisted primarily of the income tax benefit totaling $17.0 million realized from exercises of nonqualified stock options and disqualified dispositions of incentive stock options and, to a lessor extent, proceeds from the exercise of stock options and repayments of stockholder notes recievable.

     As of June 30, 2000, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

     We believe that our cash and short-term investment balances at June 30, 2000 totaling $205.4 million will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Although we have been profitable since first quarter 1999, we may not be able to maintain profitability in the future.

     We generated net income of $22.9 million for the year ended December 31, 1999 and $40.5 million for the six months ended June 30, 2000. As of June 30, 2000, we had retained earnings of $43.0 million. We expect to incur increased costs and expenses related to:

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

     We also compete with other large public companies, such as Nortel Networks, Lucent Technologies, Juniper Networks and Extreme Networks as well as other smaller public and private companies. Some of our current and potential competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs.

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

     If we are unable to effectively expand, train and retain our domestic sales and support staff or establish our indirect distribution channels our ability to grow and increase revenue could be harmed. Our expansion of our direct sales operation may not be successfully completed and the cost of our expansion may exceed the revenue generated.

     If we are unable to develop relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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


We must continue to introduce new products with superior performance in a timely manner in order to sustain and increase our revenue.

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

     Prior to fiscal 2000, a limited number of customers and resellers accounted for a significant portion of our revenue. For the quarter and six months ended June 30, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

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

     Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from customers and resellers, or the loss of any significant customer or reseller could harm our business. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers.


We sell to Internet Service providers, whose unpredictable demands, requirements and business models subject us to potential adverse revenue fluctuations.

     We have introduced products specifically targeted at the ISP market and currently have under development other products to address their requirements. As a result, our success depends on increased sales to ISPs. Although we expect these sales to increase, we believe that there are a number of risks arising from doing business with ISPs which may not arise in our relationships with our other customers, including:

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

The average selling prices of our products may decrease as a result of competitive pressures which may reduce gross margins or revenue.

     Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive pressures and rapid technological change. Although our gross margins for recent quarters were among the best in the industry, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We also anticipate that the average selling prices of our products will decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors.


We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.

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


Our expansion in international markets will involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom and Total Network Solutions in Europe, Mitsui in Japan, Bell Canada in Canada and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from international sales depends on Mitsui's ability to sell our products and on the strength of the Japanese economy which has been weak in recent years.

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

     One or more of such factors may have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results and financial condition.

     We have formal subsidiaries in France, Canada, Netherlands, Germany, United Kingdom and Singapore. We also have sales offices in Taiwan, South Korea, China, Sweden, Australia, Hong Kong, Brazil and Italy. We believe that our continued growth and profitability requires further expansion of our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional resellers.

     Generally, our international sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency. Because we currently denominate sales in U.S. dollars, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will have a material affect on our business.


Foundry purchases several key components for products from single or limited sources; if these components are not available, our revenues may be harmed.

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

     .  product returns;

     .  lost sales; and

     .  unexpected expenses to remedy errors.


If we do not manage our growth effectively, our business will be harmed.

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


Our products may not meet the legal foreign and international standards required for their sale, which will harm our business

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


We may need to raise more capital, but the availability of additional financing is uncertain.

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


Problems arising from use of our products together with other vendors' products could harm our financial condition.

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

     Our executive officers, directors and entities affiliated with them beneficially own approximately 40% of our outstanding common stock as of June 30, 2000. These stockholders, if acting together, would be able to significantly influence the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.


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

     Currently, a majority of our sales and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we continue to effect some transactions in foreign currencies, we do not anticipate that foreign exchange gains and losses will be significant in the next 12 months. We have not engaged in foreign currency hedging activities to date.

                          PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     See "Factors that May Affect Future Results--We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future."


Item 2.   Changes in Securities and Use of Proceeds.

     The net proceeds of our initial public offering which closed on October 1, 1999 were approximately $131,830,800. As of March 31, 2000 we had used $76.8 million of these proceeds and in the second quarter of 2000 we used the remainder of these proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the leasing of additional facilities.


Item 3.   Defaults Upon Senior Securities.--Not applicable.


Item 4.   Submission of Matters to a Vote Of Security Holders

     On June 20, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders re-elected as the Company's directors Bobby R. Johnson, Jr. (with 90,628,458 affirmative votes and no votes withheld), Seth D. Neiman (with 90,628,508 affirmative votes and no votes withheld) and Andrew K. Ludwick (with 90,628,508 affirmative votes and no votes withheld).

     The stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 (with 90,609,733 shares voting for, 9,906 against, 24,204 abstaining, and none non-voting).

     The stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 shares to 300,000,000 shares (with 89,877,956 shares voting for,
746,147 against, 19,740 abstaining, and none non-voting).

     The stockholders also approved an amendment to the Company's 1996 Stock Plan to (a) increase the number of shares of common stock reserved for issuance under the plan by 5,000,000 shares, and (b) revise the automatic share increase provision of the plan so that the number of shares of common stock reserved for issuance under the plan will automatically increase on the first day of each of the fiscal years 2001 through 2006 in an amount equal to the lesser of (i) 5,000,000 shares, (ii) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) such lesser number of shares as determined by the Board of Directors (with 76,791,980 shares voting for, 6,221,099 against, 32,571 abstaining, and 7,598,193 non-voting).



Item 5.   Other Information--Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.
          Exhibit  3.1  --  Certificate of Amendment of the Amended and Restated
                            Certificate of Incorporation *
          Exhibit 27.1  --  Financial Data Schedule

* Filed on June 21, 2000 following the stockholders' approval of the amendment to the Certificate of Incorporation at the 2000 Annual Meeting of Stockholders held on June 20, 2000. The underlying Certificate of Incorporation is incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Foundry Networks, Inc.
                                        (Registrant)


                                        By: /s/ Timothy D. Heffner
                                           -------------------------
                                                Timothy D. Heffner
                                            Vice President, Finance and
                                           Administration, Chief Financial
                                          Officer (Principal Financial and
                                                 Accounting Officer)


Date: August 11, 2000

                                 EXHIBIT INDEX

 3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation*

27.1   Financial Data Schedule

* Filed on June 21, 2000 following the stockholders' approval of the amendment to the Certificate of Incorporation at the 2000 Annual Meeting of Stockholders held on June 20, 2000. The underlying Certificate of Incorporation is incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577).

26