Form 10-Q
period 2000-09-30
FOUNDRY NETWORKS INC
filed 2000-11-14
CIK 1090071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from          to

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

                               Yes [X]     No [_]

   As of November 9, 2000, there were 117,709,525 shares of the registrant's common stock outstanding, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999.........................................     3
          Condensed Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 2000 and 1999.................     4
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2000 and 1999......................     5
          Notes to Condensed Consolidated Financial Statements..........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    11
          Factors That May Affect Future Results........................    15
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    24
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings.............................................    25
 Item 2.  Changes in Securities and Use of Proceeds.....................    25
 Item 3.  Defaults Upon Senior Securities...............................    25
 Item 4.  Submission of Matters to a Vote of Security Holders...........    25
 Item 5.  Other Information.............................................    25
 Item 6.  Exhibits and Reports on Form 8-K..............................    25
 SIGNATURES.............................................................    26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $150,157      $120,378
  Short-term investments............................     79,460        39,789
  Accounts receivable, net..........................     79,171        28,932
  Inventories, net..................................     35,256        16,743
  Deferred tax assets...............................      6,995         5,220
  Prepaid expenses and other current assets.........      3,778         1,340
                                                       --------      --------
    Total current assets............................    354,817       212,402
  Property and equipment, net.......................      3,240         1,096
                                                       --------      --------
                                                       $358,057      $213,498
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $ 31,244      $  7,557
  Income taxes payable..............................     16,605         9,925
  Accrued payroll and related benefits..............     10,573         4,138
  Accrued warranty..................................      5,096         2,092
  Other accrued liabilities.........................      4,039         4,013
  Deferred revenue..................................     11,779         4,169
                                                       --------      --------
    Total current liabilities.......................     79,336        31,894
                                                       --------      --------
Stockholders' equity:
  Common stock, $0.0001 par value; Authorized--
   300,000,000 shares at September 30, 2000; Issued
   and outstanding--117,161,690 and 114,189,450
   shares at September 30, 2000 and December 31,
   1999, respectively...............................         12            11
  Treasury stock....................................         (4)           (4)
  Additional paid-in capital........................    218,638       191,623
  Notes receivable from stockholders................     (3,643)         (755)
  Deferred stock compensation.......................     (6,548)      (11,771)
  Retained earnings.................................     70,266         2,500
                                                       --------      --------
    Total stockholders' equity......................    278,721       181,604
                                                       --------      --------
                                                       $358,057      $213,498
                                                       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                         Three Months Ended Nine Months Ended
                                           September 30,      September 30,
                                           2000      1999     2000      1999
                                         --------- ------------------ --------
                                            (unaudited)         (unaudited)
Revenue, net............................ $ 113,241 $ 38,896 $ 272,045 $ 78,383
Cost of revenue.........................    39,538   17,274    94,853   35,265
                                         --------- -------- --------- --------
    Gross profit........................    73,703   21,622   177,192   43,118
Operating expenses:
  Research and development..............     9,194    2,199    19,528    5,824
  Sales and marketing...................    19,566    6,654    44,687   13,627
  General and administrative............     2,977    1,025     6,865    2,680
  Amortization of deferred stock
   compensation.........................     1,382    2,248     4,915    7,150
                                         --------- -------- --------- --------
    Total operating expenses............    33,119   12,126    75,995   29,281
                                         --------- -------- --------- --------
Income from operations..................    40,584    9,496   101,197   13,837
Interest income, net....................     3,283       47     8,023       71
                                         --------- -------- --------- --------
Income before provision for income
 taxes..................................    43,867    9,543   109,220   13,908
Provision for income taxes..............    16,641    3,737    41,454    4,828
                                         --------- -------- --------- --------
Net income.............................. $  27,226 $  5,806 $  67,766 $  9,080
                                         ========= ======== ========= ========
Basic net income per share.............. $    0.24 $   0.14 $    0.62 $   0.24
                                         ========= ======== ========= ========
Weighted average shares used in
 computing basic net income per share...   112,199   41,810   108,777   38,262
                                         ========= ======== ========= ========
Diluted net income per share............ $    0.21 $   0.05 $    0.53 $   0.08
                                         ========= ======== ========= ========
Weighted average shares used in
 computing diluted net income per
 share..................................   126,885  113,418   127,045  108,600
                                         ========= ======== ========= ========


     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                             2000       1999
                                                           ---------  --------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  67,766  $  9,080
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation..........................................       882       333
    Amortization of deferred stock compensation...........     4,915     7,150
    Provision for allowance for doubtful accounts.........     1,545       782
    Provision for excess and obsolete inventories.........     2,948     1,466
    Deferred tax assets...................................    (1,775)       --
    Tax benefit from stock option exercises...............    17,024        --
  Change in operating assets and liabilities:
    Accounts receivable...................................   (51,784)  (14,733)
    Inventories...........................................   (21,461)   (8,060)
    Prepaid expenses and other current assets.............    (2,438)     (313)
    Accounts payable......................................    23,687     3,355
    Accrued payroll and related benefits..................     6,435     1,746
    Accrued warranty......................................     3,004     1,100
    Income taxes payable..................................     6,680     3,832
    Other accrued liabilities.............................        26     1,613
    Deferred revenue......................................     7,610     2,016
                                                           ---------  --------
      Net cash provided by operating activities...........    65,064     9,367
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................    (3,026)     (224)
  Maturities of short-term investments....................    88,037        --
  Purchases of short-term investments.....................  (127,708)       --
                                                           ---------  --------
      Net cash used in investing activities...............   (42,697)     (224)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit.......................        --     2,000
  Principal payments on capital lease obligations.........        --      (132)
  Proceeds from issuance of common stock..................     7,044     3,160
  Repurchases of common stock.............................       (14)       (4)
  Net proceeds from issuance of redeemable convertible
   preferred stock........................................        --     1,000
  Repayments of notes receivable..........................       382        --
                                                           ---------  --------
      Net cash provided by financing activities...........     7,412     6,024
                                                           ---------  --------
INCREASE IN CASH AND CASH EQUIVALENTS.....................    29,779    15,167
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............   120,378     4,567
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $ 150,157  $ 19,734
                                                           =========  ========

     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and nine months ended September 30, 2000 and 1999 is unaudited)

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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

   The Company's condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in France, Canada, Germany, Netherlands, United Kingdom, Singapore and Italy. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using average rates. Foreign currency transaction and translation gains and losses have not been material to date.

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

Cash, Cash Equivalents and Short-Term Investments

   Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, corporate and government debt securities and cash deposited in checking and money market accounts.

   Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of September 30, 2000 and December 31, 1999 Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of commercial paper, corporate and U.S. debt securities.

                             FOUNDRY NETWORKS, INC.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                 September 30, 2000
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
Money market funds..................  $ 10,055     $--        $ --    $ 10,055
Commercial paper....................    75,037      --          (7)     75,030
Government securities...............   106,390      12         (26)    106,376
Corporate debt securities...........     8,800      --          --       8,800
                                      --------     ---        ----    --------
                                      $200,282     $12        $(33)   $200,261
                                      ========     ===        ====    ========
Included in cash and cash
 equivalents........................  $120,822     $--        $ --    $120,822
Included in short-term investments..    79,460      12         (33)     79,439
                                      --------     ---        ----    --------
                                      $200,282     $12        $(33)   $200,261
                                      ========     ===        ====    ========
                                                  December 31, 1999
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
Money market funds..................  $ 22,136     $--        $ --    $ 22,136
Commercial paper....................    78,597      --         (14)     78,583
Government securities...............    43,444      --          --      43,444
Corporate debt securities...........    11,511      --         (12)     11,499
                                      --------     ---        ----    --------
                                      $155,688     $--        $(26)   $155,662
                                      ========     ===        ====    ========
Included in cash and cash
 equivalents........................  $115,899     $--        $ (6)   $115,893
Included in short-term investments..    39,789      --         (20)     39,769
                                      --------     ---        ----    --------
                                      $155,688     $--        $(26)   $155,662
                                      ========     ===        ====    ========

Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
Purchased parts......................................    $19,453      $12,176
Work-in-process......................................     13,764        2,700
Finished goods.......................................      2,039        1,867
                                                         -------      -------
                                                         $35,256      $16,743
                                                         =======      =======

Revenue Recognition

   Foundry generally recognizes product revenue upon shipment to customers, unless Foundry has future obligations or has to obtain customer acceptance in which case revenue is deferred until these obligations are met. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated costs to

                             FOUNDRY NETWORKS, INC.

repair or replace products that may be returned under warranty. Foundry's warranty period extends one year from the date of sale. Contracts with distributors typically do not provide for rights of return and the contract with the original equipment manufacturer also does not provide for rights of return except in the event products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

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

   In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended September 30, 2000 and 1999, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.

                                          Three Months        Nine  Months
                                              Ended               Ended
                                          September 30,       September 30,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
                                          (in thousands, except per share
                                                       data)
Net income............................. $ 27,226  $  5,806  $ 67,766  $  9,080
                                        --------  --------  --------  --------
Basic:
  Weighted average shares of common
   stock outstanding...................  116,867    57,088   115,786    56,418
  Less: Weighted average shares subject
   to repurchase.......................   (4,668)  (15,278)   (7,009)  (18,156)
                                        --------  --------  --------  --------
  Weighted average shares used in
   computing basic net income per
   common share........................  112,199    41,810   108,777    38,262
                                        ========  ========  ========  ========
Basic net income per common share...... $   0.24  $   0.14  $   0.62  $   0.24
                                        ========  ========  ========  ========
Diluted:
  Weighted average shares of common
   stock outstanding...................  116,867    57,088   115,786    56,418
  Add: Weighted average dilutive
   potential common stock..............   10,018    56,330    11,259    52,182
                                        --------  --------  --------  --------
  Weighted average shares used in
   computing diluted net income per
   common share........................  126,885   113,418   127,045   108,600
                                        ========  ========  ========  ========
Diluted net income per common share.... $   0.21  $   0.05  $   0.53  $   0.08
                                        ========  ========  ========  ========

Business Segments and Significant Customers

   Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, Internet routers, server load balancing and transparent caching switches.

   For the three and nine months ended September 30, 2000, no customers individually accounted for greater than 10% of our net revenue. Prior to fiscal 2000, a limited number of customers and resellers had accounted for a significant portion of Foundry's revenue.

                             FOUNDRY NETWORKS, INC.

Foreign Operations

   Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. For the three and nine months ended September 30, 2000, sales to customers in the United States accounted for a majority of Foundry's revenue. Sales to individual countries outside of the United States represent less than 10% of revenue.

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

   In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We adopted FIN 44 in the quarter ended September 30, 2000 and the adoption did not have a material impact on our financial position or the results of our operations.

3. INCOME TAXES

   The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduced taxes currently payable by $17.0 million for the nine months ended September 30, 2000. Such benefits were credited to additional paid-in capital on the accompanying condensed consolidated balance sheet as of September 30, 2000.

4. COMPREHENSIVE INCOME

   Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and nine months ended September 30, 2000 were immaterial and comprised only of foreign currency translation adjustments.

5. SUBSEQUENT EVENTS:

   On October 18, 2000, the board of directors adopted the 2000 Non-Executive Stock Option Plan pursuant to which the Company may issue non-qualified options to purchase common stock to our employees and consultants other than officers and directors. A total of 1,996,188 shares of common stock have been reserved for issuance under this plan.

                             FOUNDRY NETWORKS, INC.

   At a meeting of our board of directors on October 18, 2000, the board approved an amendment to our Bylaws increasing our authorized number of directors from three (3) members to seven (7) members, and unanimously appointed the following persons to the board: Alfred J. Amoroso, C. Nicholas Keating, Jr. and J. Steven Young. In accordance with the 1999 Directors' Stock Option Plan (the "Plan"), each newly appointed director received on that date an automatic initial option grant to purchase 225,000 shares of common stock. These options will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter, provided that in the event that an asset sale or merger transaction results in a change in the ownership of more than 50% of the total combined voting power of our outstanding securities, all outstanding options shall become immediately vested prior to the closing of such transaction.

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

   We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. Our cost of revenue consists primarily of material, labor, overhead and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM relationships with Hewlett-Packard and Utstarcom. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Mexico, Brazil, Netherlands, Germany, Australia, New Zealand, Dubai, Hong Kong, South Korea and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue.

   We generated net income of $22.9 million for the year ended December 31, 1999 and $67.8 million for the nine months ended September 30, 2000. As of September 30, 2000, we had retained earnings of $70.3 million. Although we have been profitable in each quarter since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

   At a meeting of our board of directors, on October 18, 2000, the board approved an amendment to our Bylaws increasing our authorized number of directors from three (3) members to seven (7) members and unanimously appointed the following persons to the board: Alfred J. Amorso, C. Nicholas Keating, Jr. and J. Steven Young.

Results of Operations

   The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated:

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 --------------  --------------
                                                  2000    1999    2000    1999
                                                 ------  ------  ------  ------
                                                  (unaudited)     (unaudited)
Revenue, net....................................  100.0%  100.0%  100.0%  100.0%
Cost of revenue.................................   34.9    44.4    34.9    45.0
                                                 ------  ------  ------  ------
    Gross profit................................   65.1    55.6    65.1    55.0
                                                 ------  ------  ------  ------
Operating expenses:
  Research and development......................    8.1     5.7     7.2     7.4
  Sales and marketing...........................   17.4    17.1    16.4    17.4
  General and administrative....................    2.6     2.6     2.5     3.4
  Amortization of deferred stock compensation...    1.2     5.8     1.8     9.1
                                                 ------  ------  ------  ------
    Total operating expenses....................   29.3    31.2    27.9    37.3
                                                 ------  ------  ------  ------
Income from operations..........................   35.8    24.4    37.2    17.7
Interest income, net............................    2.9     0.1     2.9     0.1
                                                 ------  ------  ------  ------
Income before provision for income taxes........   38.7    24.5    40.1    17.8
Provision for income taxes......................  (14.7)   (9.6)  (15.2)   (6.2)
                                                 ------  ------  ------  ------
Net income......................................   24.0%   14.9%   24.9%   11.6%
                                                 ======  ======  ======  ======

   Net revenue. Net revenue increased 191% from $38.9 million for third quarter 1999 to $113.2 million for third quarter 2000, and increased 247% from $78.4 million for the nine months ended September 30, 1999 to $272.0 million for the nine months ended September 30, 2000. These increases in revenue were primarily due to the market's growing acceptance of Foundry's Gigabit Ethernet technology, expanded product offerings, our increased sales and marketing efforts, and overall growth in the networking marketplace. We cannot assure you that we can sustain current growth rates. Historical growth rates of revenue may not be indicative of future results.

   For the three and nine months ended September 30, 2000, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 28% and 24% of our net revenue for the three and nine months ended September 30, 2000, however, no individual country accounted for 10% or more of total revenue. During the third quarter, our customer base grew from approximately 2,300 to 2,700 customers worldwide.

   Gross profit. Gross profit increased from $21.6 million for third quarter 1999 to $73.7 million for third quarter 2000 and from $43.1 million for the nine months ended September 30, 1999 to $177.2 million for the nine months ended September 30, 2000. As a percentage of revenue, gross profit increased from 56% for third quarter 1999 to 65% for third quarter 2000 and from 55% for the nine months ended September 30, 1999 to 65% for the nine months ended September 30, 2000. The increases as a percentage of revenue were primarily due to a favorable change in the mix of products sold, production efficiencies and reductions in material and component costs. We expect gross profit, as a percentage of revenue, to fluctuate from period to period primarily due to the mix of products sold, production efficiencies and variations in material and component costs. There is no assurance that we can maintain our current gross profit percentage.

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities.

Research and development expenses increased from $2.2 million for third quarter 1999 to $9.2 million for third quarter 2000, and from $5.8 million for the nine months ended September 30, 1999 to $19.5 million for the nine months ended September 30, 2000. The increases were due to the hiring of additional engineering personnel, expenses associated with the development of our new product offerings and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $6.7 million for third quarter 1999 to $19.6 million for third quarter 2000 and from $13.6 million for the nine months ended September 30, 1999 to $44.7 million for the nine months ended September 30, 2000. The increases were primarily due a significant increase in sales and marketing personnel, increased advertising, trade shows and promotional expenses and increased sales commissions expense as a result of significantly higher revenue. We expect these expenses to increase in absolute dollars as we continue to build our field sales and support organizations, pursue aggressive marketing campaigns and incur increased sales commission expenses resulting from higher revenue.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses increased from $1.0 for third quarter 1999 to $3.0 million for third quarter 2000 and from $2.7 million for the nine months ended September 30, 1999 to $6.9 milllion for the nine months ended September 30, 2000. The increases were due to the addition of personnel necessary to support increased revenue, an increase in related facilities expenses and other general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business.

   Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $4.7 million in 1998 and $17.3 million in 1999, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $7.2 million and $4.9 million for the nine month periods ended September 30, 1999 and 2000, respectively. At September 30, 2000, we had approximately $6.5 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

   Interest income, net. Interest income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts less any interest expense incurred on capital lease obligations and borrowings under our revolving line of credit, which expired in February 2000. Net interest income increased from $47,000 in third quarter 1999 to $3.3 million in third quarter 2000. Net interest income increased from $71,000 for the nine months ended September 30, 1999 to $8.0 million for the nine months ended September 30, 2000. The increases were due to significantly higher cash and investment balances during the nine months ended September 30, 2000 resulting primarily from increased cash provided by operations and the Company's initial public offering on September 28, 1999, in which we received net proceeds of approximately $131.8 million on October 1, 1999.

   Income taxes. We have recorded income tax expense for the nine months ended September 30, 2000 of $41.5 million compared to $4.8 million for the same period in 1999. The effective tax rate for the nine months ended September 30, 2000 was 38%, based upon the estimated annualized tax rate. The effective tax rate for the same period in 1999 was 35% reflecting the benefit of net operating loss carryforwards not previously recognized.

Liquidity and Capital Resources

   At September 30, 2000 Foundry had cash and cash equivalents and short-term investments totaling $229.6 million compared to $160.2 million at December 31, 1999. Cash equivalents consisted of commercial paper, corporate and government debt securities and cash deposited in money market accounts with original maturities of less than three months. Short-term investments were comprised of commercial paper, corporate and U.S. debt securities with original maturities greater than three months but less than one year. Prior to our initial public offering on September 28, 1999, Foundry financed operations primarily through the private sales of common and preferred stock and, to a lesser extent, from a capital equipment lease line and bank line of credit. We raised net proceeds of $131.8 million from our initial public offering.

   Cash provided by operating activities was $9.4 million and $65.1 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was due to the income tax benefit realized from exercises of nonqualified stock options and disqualified dispositions of incentive stock options totaling $17.0 million combined with increased accounts payable and accruals and significantly higher net income generated by the Company offset by increased accounts receivables and inventories.

   Cash utilized in investing activities was $224,000 and $42.7 million for the nine months ended September 30, 1999 and 2000, respectively. The cash utilized during the nine months ended September 30, 2000 primarily represents purchases of short-term investments, computers and electronic test equipment offset by proceeds from maturities of short-term investments.

   Financing activities provided $6.0 million and $7.4 million in cash for the nine months ended September 30, 1999 and 2000, respectively. Financing activities during the nine months ended September 30, 1999 consisted of proceeds from the issuance of common and preferred stock and proceeds of $2.0 million from the bank line of credit. Financing activities during the nine months ended September 30, 2000 consisted primarily of proceeds from the exercise of stock options and, to a lesser extent, repayments of stockholder notes recievable.

   As of September 30, 2000, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

   We believe that our cash and short-term investment balances at September 30, 2000 will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Although we have been profitable since first quarter 1999, we may not be able to maintain profitability in the future.

   We generated net income of $22.9 million for the year ended December 31, 1999 and $67.8 million for the nine months ended September 30, 2000. As of September 30, 2000, we had retained earnings of $70.3 million. We expect to incur increased costs and expenses related to:

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

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue.

   Prior to fiscal 2000, a limited number of customers and resellers accounted for a significant portion of our revenue. For the quarter and nine months ended September 30, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

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

Financial results for any particular period will not predict results for future periods.

   Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations and continue to develop new products. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options.

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

Our revenue may be adversely affected by a reduction in outside financing made available to many of our customers.

   Our customer base includes emerging enterprise, telecommunications and Internet companies who rely on venture capital firms and other similar financing sources to fund their operations and growth. Many of these customers are finding it increasingly difficult to obtain such financing on attractive terms, if at all. If these companies are unable to raise adequate capital, they may significantly reduce or even cease their purchases of our products or may be unable to pay or delay payment for products they had previously purchased. Such reductions in spending or payment defaults could have a material adverse effect on our operating results, which could cause our stock price to decline.

Some of our revenue may be derived through vendor financing programs which may be difficult to administer and may expose us to increased credit risks.

   Our existing and potential customers may increasingly demand vendor financing programs through which they can finance their purchase of networking equipment. We currently have one such program in place, but only on a limited basis. Several of our large competitors, in contrast, currently offer vendor financing programs on a broad basis. In the future we may also offer them on a broad basis in order to meet increased demand and remain competitive. Although vendor financing programs can increase customer opportunities, they can also be difficult and costly to administer and may be utilized by customers who carry heightened credit risk. If we are unable to effectively administer vendor financing programs on a broad basis, or if we incur material losses due to customer defaults under the programs, our business could be harmed which could cause our stock price to decline.

The average selling prices of our products may decrease as a result of competitive pressures which may reduce gross margins or revenue.

   Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive pressures and rapid technological change. We anticipate that the average selling prices of our products will decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Although our gross margins for recent quarters were among the best in the industry, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. Our gross margins may be affected by price declines if we are unable to reduce costs. Our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEM. As a result, any significant shift in revenue through resellers or our OEM could harm our gross margins.

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

   Our success also depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on Bobby R. Johnson, Jr., President, Chief Executive Officer and Chairman of the Board. We do not have employment contracts or key person life insurance covering any of our personnel.

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

  .  seasonal reductions in business activity;

  .  higher costs of doing business in foreign countries;

  .  difficulties in managing operations across disparate geographic areas;

  . difficulties associated with enforcing agreements through foreign legal systems;

  .  political instability and export restrictions;

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

   We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Toshiba, Hewlett-Packard, Molex,Intel, Fujitsu and Samsung. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders. Our principal limited-sourced components include dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components and microprocessors.

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

   We currently subcontract substantially all of our manufacturing to two companies located in San Jose, California. Celestica assembles and tests our printed circuit boards, and Sanmina Corporation assembles and tests our backplane products. We do not have long-term contracts with either of these manufacturers. We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, the loss of either of our contract manufacturers, or the ability to obtain raw materials, could cause a delay in our ability to fulfill orders.

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

   We have experienced rapid growth which has placed, and continues to place, a significant strain on our resources. Our management team has relatively limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

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

Our products may not meet the legal foreign and international standards required for their sale, which will harm our business.

   In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. Although our products are currently in compliance with domestic and international standards and regulations in countries we currently sell to, there is no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability.

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

   Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We do not own any patents although we do have patent applications pending. We may not have taken actions that adequately protect our intellectual property rights.

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

   Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking markets have extensive patent portfolios with respect to networking technology. We do not currently own any patents, although we have patent applications pending.

   From time to time third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. We recently received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. We are currently analyzing the validity of these claims and exploring potential courses of action. Regardless of the merit of these claims, our investigation could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. If there is a successful claim of infringement by any third party, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be harmed.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

   The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first nine months of 2000, the closing sale prices of our common stock on the Nasdaq Stock Market (taking into consideration any stock splits) ranged from $51.88 to $212.00. The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 33.6% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

   Foundry's directors and executive officers and investment funds affiliated with Crosspoint Venture Partners ("Crosspoint") beneficially own approximately 33.6% of our outstanding common stock as of September 30, 2000. Seth D. Neiman is a member of our board of directors and is also a general partner of Crosspoint. As a result of their ownership and positions, our directors and executive officers and Crosspoint collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry and its directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Foundry, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our board of directors.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

   Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, are headquarters are located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems.

We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Item 2. Changes in Securities.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote Of Security Holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

 Exhibit     Certificate of Incorporation of Registrant (Amended and Restated
 3.1         Certificate of Incorporation filed as Exhibit 3.2 to Registrant's
             Registration Statement on Form S-1 (Commission File No. 333-82577)
             and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
 Exhibit     Bylaws of Registrant
 3.2
 Exhibit     Financial Data Schedule
 27.1

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Foundry Networks, Inc.
                                          (Registrant)

                                          By: /s/ Timothy D. Heffner
                                             ----------------------------------
                                            Timothy D. Heffner
                                            Vice President, Finance and
                                            Administration, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

Date: November 13, 2000

                                 EXHIBIT INDEX

 Exhibit     Certificate of Incorporation of Registrant (Amended and Restated
 3.1         Certificate of Incorporation filed as Exhibit 3.2 to Registrant's
             Registration Statement on Form S-1 (Commission File No. 333-82577)
             and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
 Exhibit     Bylaws of Registrant
 3.2
 Exhibit     Financial Data Schedule
 27.1