Form 10-K
period 2000-12-31
FOUNDRY NETWORKS INC
filed 2001-03-29
CIK 1090071

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

  For the fiscal year ended December 31, 2000

                       Commission file number: 000-26689

                               ----------------

                             FOUNDRY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0431154
      (State or other Jurisdiction        (I.R.S. Employer Identification No.)
   of Incorporation or organization)

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

                        Common Stock, $0.0001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $775,225,067 as of March 16, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 119,914,766 shares of the registrant's common stock issued and outstanding as of March 16, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III (Items 10-13) incorporates information by reference from the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed hereafter.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.    Business....................................................     3
 Item 2.    Properties..................................................    15
 Item 3.    Legal Proceedings...........................................    15
 Item 4.    Submission of Matters to a Vote of Security Holders.........    16

                                    PART II

 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    17
 Item 6.    Selected Consolidated Financial Data........................    18
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    20
 Item 7(A). Quantitative and Qualitative Disclosures about Market Risk..    35
 Item 8.    Consolidated Financial Statements and Supplementary Data....    36
 Item 9.    Change in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    56

                                    PART III

 Item 10.   Directors and Executive Officers of the Registrant..........    57
 Item 11.   Executive Compensation......................................    57
 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................    57
 Item 13.   Certain Relationships and Related Transactions..............    57

                                    PART IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    58

 SIGNATURES ............................................................    59

                                     PART I

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections entitled "Business--Research and Development," "Business--Competition," "Business-- Intellectual Property," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Foundry Networks, Inc. (the "Company" or "Foundry") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Item 1. Business

Overview

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet service providers. Our Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switching routers and Internet traffic management systems enable our customers to build and maintain efficient, high performance networks. Our products provide solutions for a full range of networks, including Local Area Networks (LANs), Metropolitan Area Networks (MANs) and Wide Area Networks
(WANs). This combined product breadth allows us to offer global end-to-end solutions within and throughout a customer's networking infrastructure regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wiring closets connecting the desktops together within the enterprise to the mission critical LAN backbone and data center. We provide robust and high performance routing solutions from the Internet core to the edge of the Internet service access network and its network of web and application servers. Our Internet routers deliver the capabilities and performance needed to provide efficient and reliable core routing services to Internet data centers around the world. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high performance Internet traffic management systems with network intelligence capabilities allow enterprises, web-based businesses, and Internet service providers to build highly available web infrastructures which direct traffic flow efficiently based on client location, application type and administrative policies, while allowing service providers to offer their customers differentiated, fee-based quality of service. We sell our products through a direct sales force, resellers and OEM partners. By providing high levels of performance and intelligence capabilities at compelling price points, we provide comprehensive solutions to address the rapidly growing enterprise and service provider markets.

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

 Evolution of Network Solutions

   Early LANs consisted of hubs, which enabled multiple users to share network resources, and software-based routers, which supported multiple protocols to move traffic around the network. Increased use of bandwidth-intensive applications and a larger number of users strained these early network infrastructures, making it increasingly difficult for them to handle new applications while still performing at an acceptable speed. Network devices known as Layer 2 switches replaced hubs to provide dedicated bandwidth to users, while Fast Ethernet technology was introduced to provide data transmission speeds of 100 Mbps, or ten times faster than original hubs. Despite these improvements, the installed base of traditional routers, relying on software to analyze and route network traffic, were unable to accommodate increased data speeds and changing traffic patterns and became the new network bottleneck.

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

 Next Generation Needs and Solutions

   Over the last two years, two main trends have emerged within the network infrastructure market. First, as enterprises and service providers seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Due to the increased use of multiple traffic types for many applications, enterprises, web-based businesses, and Internet service providers have an acute need for solutions that provide network intelligence to distinguish among and prioritize network traffic based on types of traffic, content being requested and the applications deployed. Particularly for anyone supporting electronic business on the web, including Internet service providers, network intelligence allows them to maintain network reliability and offer differentiated, fee-based quality of service.

   To address these needs for network intelligence, a new class of device, Internet traffic management systems, also known as Layer 4-7 web switches, has emerged as a complement to the performance capabilities of existing Layer 3 switches. These switches provide increased network intelligence, and therefore greater network efficiency, by utilizing information about the application and the end user to intelligently direct the traffic to its intended destination. Both classes of switches are necessary components of a comprehensive networking solution. Layer 3 switches running Gigabit Ethernet provide the bandwidth and routing needed to support new applications while Internet traffic management systems give enterprises, web-based businesses, and Internet service providers the intelligence to control information delivery.

   Second, as the Internet has evolved, the traffic crossing the Wide Area Networks has shifted from primarily voice traffic to primarily data traffic. Not long ago, eighty percent of all wide area traffic was voice traffic. Today, due to the success of the Internet, eighty percent of all wide area traffic is data. Historically, the basic technology used to move traffic within Wide Area Networks has been SONET (Synchronous Optical Networking), which was primarily designed to carry voice traffic. As the level of wide area traffic has migrated to data, service providers are looking for a technology that is better suited to handle data traffic.

   Gigabit Ethernet, which has emerged as the ubiquitous LAN technology, is a potential solution. The general acceptance and large volume of Ethernet installations in LANs have, over time, led to improved performance and significantly reduced prices. These improvements have created an environment where Gigabit Ethernet, traditionally a LAN technology, is gaining acceptance in the wide area as service providers look for cost effective methods of delivering the necessary bandwidth to their customers.

   As bandwidth demand increases and bandwidth intense applications are being made available to enterprise and private users, a new class of service provider is beginning to emerge, the Metro Service Provider. Using Long-Haul Gigabit Ethernet as the enabling technology, these service providers deliver new services such as broadband Internet access, bandwidth-on-demand and Virtual Local Area Networks across the metro and regional areas to business and private users. In this application, Gigabit Ethernet provides very high bandwidth, highly reliable and high density solutions that enable multi-services such as Voice-over-IP and Virtual Private Networks to be delivered over a common backbone.

Solutions

   We offer a comprehensive suite of Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Internet traffic management products for enterprises, web-based businesses, and Internet service providers. Our solution provides the following benefits:

     Breadth of Product Line. We are one of the few networking companies to provide a full suite of Internet routers, Gigabit Ethernet Layer 2 / Layer 3 switches and Layer 4 through 7 Internet traffic management products applicable to LANs, MANs, WANs and data center service farm connectivity. This product breadth is attractive to customers who desire a single source for their high performance networking solutions. Our products allow us to provide solutions throughout a customer's network, from the wiring closet edge of an enterprise LAN to the LAN core, and from the WAN edge of an Internet service provider through to its core of Internet communication devices.

     Performance. Our products provide a high level of performance and a non-blocking architecture across multiple types of networks. A non-blocking architecture allows all users attached to the switch to access the network simultaneously without any negative impact on performance. We believe we currently offer the highest-performing non-blocking switches in the market. The performance of our products allows enterprises, web-based businesses, and Internet service providers to build highly reliable networks that support unpredictable traffic flows, bandwidth-intensive applications and dynamic end-user needs.

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

     Compelling Price Points. Our products are designed to offer superior performance and network intelligence capabilities at compelling price points. According to testing conducted in November 2000 by Network World, an independent networking publication, our BigIron 4000 and 8000 products offer the best cost per Gigabit of throughput for Layer 3 Gigabit Ethernet switches. Unlike other low-priced switches that provide limited functionality, our products offer customers higher value for their networking equipment investment by providing a comprehensive feature set while maintaining low price points.

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

     Continue to Leverage Our Product Breadth to Expand Our Product Line. As recently demonstrated with our latest product introduction, the NetIron400/800/15000 Internet router, we will continue to leverage our comprehensive product breadth to offer solutions to the enterprise, web-based businesses, and Internet service provider markets. Our end-to-end network solution spans the LAN, MAN and LAN/WAN with high levels of performance and functionality. We intend to continue to offer value-added feature sets that provide for redundancy, ease of use and management of the network.

     Continue to Expand Our Internet Router Capabilities to Address this Growing Market and Deliver a New Level of Price/Performance to the Internet Core Service Providers. Foundry will continue to bring new features and functionality to our Internet Router platform and add to our product offering by incorporating leading-edge features. These new enhancements include features such as MPLS (Multi-Protocol Label Switching), an emerging wide area protocol.

     Continue to Leverage Our Product Capabilities to Address Emerging Markets. This includes Metropolitan Area Networking (MAN), Gigabit Ethernet Storage Area Networking (SAN) and Content Distribution Networks. As noted above, the key advantages of Gigabit Ethernet (price, simplicity, ease of use) will allow this technology to migrate into many new adjacent markets over time. Foundry's strategy is to position the company to benefit from the acceptance of Gigabit Ethernet in such environments as the MAN, SAN and Content distribution. To accomplish this, we plan to add the necessary features and enhancements to our products to ensure an ideal solution for these customers.

     Continue Our Market Leadership Position in Internet Traffic Management Systems. We believe the demand for Internet traffic management intelligent capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to achieve a leadership position in this market by continually improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to end-user customers, while providing a high degree of service reliability.

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

     Expand Global Sales Organization. We intend to continue the global expansion of our sales organization utilizing a direct sales organization in the United States, strategic channel partners outside the United States and select original equipment manufacturers. In addition, we intend to work with resellers in the United States to penetrate select vertical markets such as web-hosting facilities and small Internet service providers. We intend to increase our worldwide sales force and establish additional channel partner relationships to build greater worldwide sales presence.

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

Products

   We provide a comprehensive line of networking devices designed to meet the price, performance, reliability and feature requirements of enterprises, web-based businesses, and Internet service providers. Our product suite includes Internet core routers, Gigabit Ethernet edge switches, Gigabit core switches and Gigabit Ethernet intelligent network service switches for server farms. Edge switches connect individuals and groups of workstations to the network. Core switches are the most critical network component and serve as the convergence point for the majority of network traffic. Internet traffic management systems in web-hosting facilities and server farms provide centralized collection points for server-based applications used by enterprises, web-based businesses, and Internet service providers.

 Foundry Edge Switching Solutions

   FastIron. The FastIron workgroup switch provides Fast Ethernet and Gigabit Ethernet switching. Designed to accelerate workgroup and server performance in enterprise networks, the FastIron workgroup switch offers redundancy, bandwidth management for delay-intensive applications and complete network management support.

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

   FastIron III. Foundry's FastIron III, a new member of our FastIron family, delivers cost effective, high-performance, full-featured Layer 2 or Layer 3 LAN switch for Enterprise and Service Provider networks. Cost conscience network administrators can consolidate their backbone and distribution networks into a FastIron III, allowing for both savings and enhancement of the overall performance of network infrastructures. Foundry's FastIron III provides up to 336-ports of non-blocking 10/100Base-TX connectivity or up to 120-ports of Gigabit Ethernet. FastIron III is ideally suited for enterprises and service providers who require very high density and highly reliable edge connectivity solutions.

 Foundry Switching Solutions for the Network Core

   NetIron and TurboIron/8 Fixed Configuration Layer 3 Switches. Our NetIron and TurboIron/8 fixed configuration switches allow small and medium-sized enterprises to increase performance in their network core with multi-protocol Layer 3 switching. NetIron provides Ethernet, Fast Ethernet and Gigabit Ethernet connectivity, while TurboIron/8 offers all Gigabit Ethernet Layer 2 and Layer 3 switching and Internet traffic management systems. Both products support a full suite of industry standard routing protocols. We also offer multi-layer switching that enables NetIron and TurboIron/8 switches to transparently perform processing-intensive Internet protocol and Internet protocol exchange (IPX) traffic forwarding, freeing existing routers to handle non-IP and IPX traffic and to manage and communicate with other routers. This capability reduces the workload of routers and the need for costly upgrades, and improves the overall network performance.

   BigIron 4000, BigIron 8000 and BigIron 15000. Our BigIron 4000, BigIron 8000 and BigIron 15000 switches are designed for the LAN/MAN Gigabit Ethernet backbone of large enterprises, web-based businesses, and Internet service providers. BigIron switches can be deployed in collapsed backbone, data centers and server farms of local area and metropolitan area networks. BigIron provides Ethernet, Fast Ethernet and Gigabit Ethernet Layer 2 and Layer 3 switching, IP only or multi-protocol support and Packet over SONET on a single platform. We believe our BigIron switches provide the industry's highest non-blocking Gigabit Ethernet port density and performance with up to 120 Gigabit Ethernet ports and 178 million packets per second performance. The BigIron Layer 3 switches support a robust set of standard-based routing protocols including RIP, OSPF and BGP4 which is the routing protocol of choice in the Internet core.

 Foundry Solutions for the Internet Edge and Core

   NetIron400, NetIron800 and NetIron 1500. The NetIron400, NetIron800 and NetIron 1500 Internet Core Router provide high-performance switching capacity, scalability, control, and functionality. With interfaces ranging from 10 Mbps to 2.5 Gbps, our NetIron products are designed to meet the expanding bandwidth and control requirements faced by Internet Service Providers today. Foundry's key differentiators include reliability, switching capacity, Internet and LAN integration, compactness, long haul links Gigabit Ethernet (up to 150 kilometers), and the industry leading price/performance metric. Our NetIron products utilize Foundry's ASIC architectures along with experienced routing software development to deliver Internet scaleable routing protocol that delivers the performance needed to create the nucleus of the Internet. Foundry's NetIron400 4-slot, NetIron800 8-slot and NetIron1500 15-slot modular chassis dramatically reduce performance bottlenecks with wire-speed IP routing. NetIron delivers up to 480 Gbps of superior backplane switching capacity and is aimed specifically at satisfying the exploding bandwidth requirements encountered by growth oriented ISPs. NetIron chassis-based routers deliver up to 172,000,000 packets per second per chassis for reliable packet delivery even under the heaviest of Internet traffic loads. Designed to meet the expanding bandwidth and control requirements faced by ISPs today, the chassis-based Internet routers offer interfaces including OC-3c, OC-12c, and OC-48c Packet over SONET/SDH, OC-3 ATM, and Gigabit Ethernet.

 Foundry Intelligent Network Service Switching Solutions for the Server Farm

   ServerIron. The ServerIron product family of switches provide Internet service providers and enterprises with high performance Internet traffic management that improves the availability, performance and scalability of Internet services such as content publishing, web hosting and e-commerce. ServerIron is compatible with all major server vendors and operating systems and requires no special server agent software. ServerIron, as a switch-based product provides high performance, high port density, scalable capacity and multiple levels of redundancy required by users of mission critical Internet applications. Foundry's ServerIron products are available in a fixed configuration (ServerIron, ServerIronXL) or chassis-based solution (ServerIron 400 and 800). Foundry recently enhanced the ServerIron family of products due to the changing Internet market space and evolving web-based ECommerce requirements. These enhancements include a more powerful processor as well as enhanced Internet IronWare Internet traffic management software that adds the following capabilities to the entire ServerIron product family: Firewall load balancing, Full Network Address Translation, Expanded security features to protect against malicious hacker attacks, as well as URL-, Cookie-, and SSL-Session ID switching.

 IronView Network Management Solutions

   IronView. Our IronView network management solution provides a comprehensive set of easy-to-use tools to simplify management of our switches. A command line interface streamlines local and remote management and configuration. Industry standard simple network management protocol and configuration applications are available on major platforms for graphical user interface management, including HP OpenView for Sun Solaris, Windows NT and stand-alone Windows NT. Our switches also include a user-friendly web interface allowing all Foundry devices within a network to be managed from a single terminal. In addition, industry standard remote monitoring simplifies network monitoring and a mirror port is included for network tracing and troubleshooting.

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

   The IronCore architecture reflects our expertise in custom designed programmable ASICs. These ASICs are designed to provide high performance and integrated Layer 2, Layer 3 and Layer 4 switching capabilities. We believe this programmable design allows us to offer customers the flexibility of field-upgradeable software features without compromising performance. We have developed over a dozen custom ASICs used throughout our product portfolio.

   The IronCore chassis architecture consists of a high-speed data highway that incorporates a backplane and crosspoint switching fabric and supports up to fifteen interface modules. The crosspoint switching fabric allows all lines of communication to intersect with one another. Our implementation of the crosspoint switching fabric includes custom designed, high speed ASICs that provide throughput of up to 480 Gigabits and 178 million packets per second. This amount of throughput allows each module connected to the switch to support simultaneous communication among all workstations connected to the switch, while all workstations connected to the switch can operate at maximum performance. We believe these features of IronCore allow enterprises, web-based businesses, and Internet service providers to have dedicated access to the network at any time, using any application at the maximum speed.

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

Sales and Marketing

   Our sales strategy includes a domestic and international field sales organization, domestic and international resellers, a lease financing program and OEM relationships.

   Domestic field sales. Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization also works with resellers to assist in communicating product benefits to end user customers and proposing networking solutions. As of December 31, 2000, our domestic field organization included approximately 220 sales representatives and system engineers. In addition, as of December 31, 2000, we maintained field offices in over 40 major metropolitan areas in the United States.

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

   International sales. Internationally, product fulfillment and first level support is provided by resellers and integrators. Our international resellers include Mitsui in Japan, Samsung in Korea, Mitech in the United Kingdom, and Deutsche Telekom in Germany. We also provide field support in key Canadian, European and Asia Pacific locations including Toronto, London, Paris, Frankfurt, Munich and Taipei. As of December 31, 2000, our international field organization included approximately 79 sales representatives and system engineers. We intend to expand our international presence through additional personnel and through the addition of key resellers and integrators. For fiscal 2000, domestic sales in the U.S. accounted for 70% of our revenue. No other country accounted for greater than or equal to 10% of our revenue in fiscal 2000.

   OEMs. Our most significant OEM relationship was established with Hewlett-Packard in January 1999. Pursuant to our agreement, Hewlett-Packard markets and sells our products on a private label basis through its worldwide sales force. Hewlett-Packard also purchases our products for use in its own internal networks. For fiscal 2000, sales to Hewlett-Packard accounted for 4.4% of revenue. Our agreement with Hewlett-Packard continues until May 18, 2001, unless terminated earlier for a material breach by either party. The agreement automatically renews for two additional one year periods, unless the agreement is terminated within 60 days prior to the end of any period. This agreement provides that Hewlett-Packard may postpone, cancel, increase or decrease any order made under the agreement without penalty. In addition, we signed OEM/Co-branding agreements with both UTStarcom and Lucent Technologies to OEM and co-brand our products in 2000.

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

   Marketing programs. We have numerous marketing programs designed to inform existing and potential customers, as well as resellers and OEMs, about the capabilities and benefits of our company and products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences, participation in independent third-party product tests, presentations and our web site. We also have an e-commerce initiative directed at existing customers and resellers.

Customer Service and Support

   Our service and support organization maintains and supports our products sold by our field organization to end-users. Our service and support organization provides 24-hour assistance, including telephone, Internet and worldwide web support. Customer service revenue was 1.0%, 1.7% and 3.9% of our net revenue for 1998, 1999 and 2000, respectively. Our resellers and OEMs are responsible for installation, maintenance and support services to their customers. We may offer limited assistance to our resellers and OEMs in providing service and support to their end user customers.

   We provide all customers with a one-year hardware and 90-day software warranty. We also offer maintenance programs under TechNet, our comprehensive suite of service and support options, which provides customers with a variety of programs to meet specific support needs. TechNet Titanium gives customer network operations the highest level of priority by providing for a same day, four-hour hardware replacement. TechNet Gold extends hardware warranty and gives customers a full range of other services. TechNet Silver provides customers with all the tools needed to optimize network performance and uptime. TechNet Bronze extends warranty support with software updates and telephone and online support.

   We have regional Centers-of-Excellence in San Jose, California; Reston, Virginia; Irvine, California; New York, New York; Chicago, Illinois; Tokyo, Japan; and Bracknell in the United Kingdom. Foundry's Centers-of-Excellence locations are fully equipped to demonstrate Foundry's award-winning high performance LAN and LAN/WAN products and to support interoperability testing and hands-on training for customers. These regional centers also include executive briefing centers and serve as regional technical support centers, with Foundry sparing depots. The centers allow Foundry to continue to deliver superior customer service and quality products to its customers while increasing the variety of support programs to their rapidly growing installed base.

Manufacturing

   We operate under a modified "turn key" process utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. We maintain control and procurement responsibility for all proprietary components. All designs, documentation, selection of approved suppliers, quality control and repairs are performed at our facilities. Our manufacturing operations consist of quality assurance of materials, components, subassemblies, and performing final assembly and test. Our manufacturing process also includes the configuration of hardware and software in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection and testing to assure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of delivered products to customers. We have selected this approach to ensure our ability to respond to rapid growth and sudden market shifts.

   We currently have two primary manufacturing partners. One partner, Celestica, located in San Jose, California, assembles and tests our printed circuit boards. The other partner, Sanmina, also located in San Jose, California, assembles and tests our backplane products. Both companies are ISO certified and have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Any interruptions in the operations of either of these manufacturing partners or delays in their shipment of products could negatively impact our ability to meet scheduled product deliveries to our customers. We design all ASICs, printed circuit boards and sheet metal while working closely with semiconductor partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and controlled by use of an "Approved Vendor Listing" that must be followed by our sources. We perform extensive testing of all our products including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see "Risk Factors--Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders" for a review of certain risks associated with our manufacturing operations.

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

   The industry in which Foundry competes in is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. As a result, Foundry's success, in part, depends upon its ability to continue to enhance its existing solutions and to develop and introduce new products that improve network performance at a cost-effective and timely basis. There can be no assurance that Foundry will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

   As of December 31, 2000, we had an engineering staff of 89 responsible for hardware design and development, architecture and software development, documentation and quality assurance. Our research and development expenses totaled $8.8 million, $9.0 million and $27.5 million in 1998, 1999 and 2000, respectively.

Competition

   We believe that we perform favorably in the key competitive factors that impact our markets, including technical expertise, pricing, new product innovation, product features, service and support, brand awareness and distribution. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts and through the continued implementation of cost reduction efforts. However, our market is still evolving and we may not be able to compete successfully against current and future competitors.

   The market in which we operate is highly competitive. Cisco Systems maintains a dominant position in this market and several of its products compete directly with our products. Cisco's substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces the margins and therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco's products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete.

   In addition to Cisco, we compete with other large public companies, such as Nortel Networks, Lucent Technologies, Juniper Networks and Extreme Networks as well as other smaller public and private companies.

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

   From time to time third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In fiscal 2000, we received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. We are currently analyzing the validity of these claims and exploring potential courses of action. Regardless of the merit of these claims, our investigation could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. If there is a successful claim of infringement by any third party, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be harmed.

Employees

   As of December 31, 2000, we had 572 employees, including 361 in sales and marketing, 89 in engineering, 75 in manufacturing and 47 in general and administrative. We are not subject to any collective bargaining agreements and believe our employee relations are good.

Executive Officers

   The names and ages of our executive officers as of December 31, 2000 are as follows:

          Name           Age                              Position
          ----           ---                              --------
Bobby R. Johnson, Jr....  44 President, Chief Executive Officer, and Chairman of the
                              Board of Directors

H. Earl Ferguson........  63 Vice President, Hardware Engineering

Timothy D. Heffner......  51 Vice President, Finance and Administration, Chief Financial Officer

Ken K. Cheng............  45 Vice President, Marketing and Product and Program Management

Wilburn W. McGill.......  58 Vice President, Manufacturing

Robert W. Shackleton....  50 Vice President, North American Sales

William S. Kallaos......  53 Vice President, International Sales

Lee Chen................  46 Vice President, Software Engineering and Quality Assurance

Norma J. Barrera .......  46 Vice President, Human Resources

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

   Robert W. Shackleton has served as Vice President of North American Sales of Foundry since April 1997. From March 1989 to March 1997, Mr. Shackleton was with Network Equipment Technologies where he served as Senior Director of United States Distribution and Sales. From October 1973 to February 1989, he worked for IBM where he held a variety of sales and management responsibilities in the U.S. Mr. Shackleton holds a B.A. with honors from the University of Colorado and attended Stanford University's Business School Executive Management Program.

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

   Norma J. Barrera has served as vice president, Human Resources since December 2000. From November 1999 to December 2000 Ms. Barrera was Senior Director at Telocity, a broadband Internet company. Prior to Telocity, Ms. Barrera held senior HR positions at Silicon Graphics from June 1996 to November 1999 and Apple Computer from February 1995 to July 1996. She was also vice president of HR and Administration for Kaiser Permanente from October 1988 to February 1995. Ms. Barrera holds an MPA and a BS in Human Resources and Organizational Development from the University of San Francisco.

Item 2. Properties

   Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 71,000 square feet of space in San Jose, California which we moved to in February 2000. In December 2000, we leased 19,800 square feet of additional office space located within a mile from our headquarters to accommodate our sales and marketing personnel. We also lease space in various other geographic locations domestically and internationally for sales and service personnel. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices. The Company's principal Web server equipment and operations are maintained in our corporate headquarters in San Jose, California.

Item 3. Legal Proceedings.

   In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000, of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. Foundry expects that all of the lawsuits will be consolidated by the court. Foundry has reviewed the lawsuits, believes them to be without merit and intends to seek dismissal of the lawsuits at its first opportunity.

   In addition, the Company is a party to various legal proceedings arising from the ordinary course of its business and/or third-party claims alleging infringement of proprietary rights with respect to our existing or future products. In fiscal 2000, we received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. See also the sections entitled "Business--Intellectual Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock."

Item 4. Submission Of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Company's common stock commenced trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol "FDRY". Prior to this time, there was no public market for our stock. As of December 31, 2000, there were approximately 434 holders of record of the common stock. The following table sets forth for the periods indicated, the high and low closing sale prices for the common stock as reported on the Nasdaq National Market.

                                                                  High     Low
                                                                 ------- -------
   1999
     Fourth quarter............................................. $161.19 $ 63.00
   2000
     First quarter.............................................. $207.56 $106.88
     Second quarter............................................. $124.94 $ 54.50
     Third quarter.............................................. $131.00 $ 58.50
     Fourth quarter............................................. $ 89.00 $ 13.00

Dividend Policy

   The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

Unregistered Securities Sold in 2000

   The Company did not make any unregistered sales of the Company's common stock during fiscal 2000.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Form 10-K.

   The consolidated statement of operations data set forth below for each of the years in the three-year period ended December 31, 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the period from inception on May 22, 1996 to December 31, 1996 and the year ended December 31, 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from audited financial statements not included herein.

                          Period from
                          May 22, 1996
                         (Inception) to      Year Ended December 31,
                          December 31,  -----------------------------------
                              1996       1997     1998      1999     2000
                         -------------- -------  -------  -------- --------
                              (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenue, net............    $   --      $ 3,381  $17,039  $133,522 $377,156
Cost of revenue.........        --        1,835    8,433    56,612  134,330
                            -------     -------  -------  -------- --------
  Gross profit..........        --        1,546    8,606    76,910  242,826
                            -------     -------  -------  -------- --------
Operating expenses:
  Research and
   development..........      1,914       5,403    8,797     9,037   27,499
  Sales and marketing...        --        3,419    7,258    23,142   67,753
  General and
   administrative.......        226       1,853    1,589     4,532   10,493
  Amortization of
   deferred stock
   compensation.........        --          --       727     9,463    6,185
                            -------     -------  -------  -------- --------
    Total operating
     expenses...........      2,140      10,675   18,371    46,174  111,930
                            -------     -------  -------  -------- --------
Income (loss) from
 operations.............     (2,140)     (9,129)  (9,765)   30,736  130,896
Interest income, net....        127         122      413     1,886   11,235
                            -------     -------  -------  -------- --------
Income (loss) before
 provision for income
 taxes..................     (2,013)     (9,007)  (9,352)   32,622  142,131
Provision for income
 taxes..................        --          --       --      9,750   54,010
                            -------     -------  -------  -------- -------- ---
Net income (loss).......    $(2,013)    $(9,007) $(9,352) $ 22,872 $ 88,121
                            =======     =======  =======  ======== ========
Basic net income (loss)
 per share..............    $ (0.50)    $ (0.67) $ (0.35) $   0.42 $   0.80
Diluted net income
 (loss) per share.......    $ (0.50)    $ (0.67) $ (0.35) $   0.20 $   0.69
Weighted average
 shares--basic(a).......      4,048      13,570   26,976    54,929  110,141
Weighted average
 shares--diluted(a).....      4,048      13,570   26,976   114,835  127,131
                                           December 31,
                         --------------------------------------------------
                              1996       1997     1998      1999     2000
                         -------------- -------  -------  -------- --------
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............    $ 3,823     $ 3,182  $ 4,567  $120,378 $168,429
Working capital.........      3,505       4,076   10,663   180,508  340,150
Total assets............      4,557       6,988   19,238   213,498  398,466
Long term obligations,
 less current portion...        344         178      --        --       --
Total stockholders'
 equity (deficit).......     (1,903)    (10,509) (18,926)  181,604  345,016

--------
(a) See Note 2 of the Notes to Consolidated Financial Statements beginning on page 42 for an explanation of the determination of the number of shares and share equivalents used in computing per share amounts.

Unaudited Quarterly Results of Operations

   The following tables set forth our consolidated statement of operations data for each of the eight quarters ended December 31, 2000, including such amounts expressed as a percentage of net revenue. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Quarter Ended
                          ------------------------------------------------------------------------------
                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                            1999      1999      1999      1999      2000      2000      2000      2000
                          --------  --------  --------  --------  --------  --------  --------  --------
                                                      (in thousands)
Statement of Operations
 Data (unaudited):
Revenue, net............  $15,425   $24,062   $38,896   $55,139   $70,014   $88,790   $113,241  $105,111
Cost of revenue.........    7,570    10,421    17,274    21,347    24,843    30,472     39,538    39,477
                          -------   -------   -------   -------   -------   -------   --------  --------
   Gross profit.........    7,855    13,641    21,622    33,792    45,171    58,318     73,703    65,634
Operating expenses:
 Research and
  development...........    1,746     1,879     2,199     3,213     3,941     6,393      9,194     7,971
 Sales and marketing....    2,717     4,256     6,654     9,515    10,093    15,028     19,566    23,066
 General and
  administrative........      670       985     1,025     1,852     1,818     2,070      2,977     3,628
 Amortization of
  deferred stock
  compensation..........    1,054     3,848     2,248     2,313     1,953     1,581      1,382     1,269
                          -------   -------   -------   -------   -------   -------   --------  --------
   Total operating
    expenses............    6,187    10,968    12,126    16,893    17,805    25,072     33,119    35,934
                          -------   -------   -------   -------   -------   -------   --------  --------
Income from operations..    1,668     2,673     9,496    16,899    27,366    33,246     40,584    29,700
Interest income, net....       24       --         47     1,815     2,041     2,700      3,283     3,211
                          -------   -------   -------   -------   -------   -------   --------  --------
Income before provision
 for income taxes.......    1,692     2,673     9,543    18,714    29,407    35,946     43,867    32,911
Provision for income
 taxes..................      423       668     3,737     4,922    11,321    13,492     16,641    12,556
                          -------   -------   -------   -------   -------   -------   --------  --------
Net income..............  $ 1,269   $ 2,005   $ 5,806   $13,792   $18,086   $22,454   $ 27,226  $ 20,355
                          =======   =======   =======   =======   =======   =======   ========  ========
Basic net income per
 share..................  $  0.04   $  0.05   $  0.14   $  0.14   $  0.17   $  0.21   $   0.24  $   0.18
                          =======   =======   =======   =======   =======   =======   ========  ========
Diluted net income per
 share..................  $  0.01   $  0.02   $  0.05   $  0.11   $  0.14   $  0.18   $   0.21  $   0.16
                          =======   =======   =======   =======   =======   =======   ========  ========
                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                            1999      1999      1999      1999      2000      2000      2000      2000
                          --------  --------  --------  --------  --------  --------  --------  --------
Percentage of Revenue
 (unaudited):
Revenue, net............    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%     100.0%    100.0%
Cost of revenue.........     49.1      43.3      44.4      38.7      35.5      34.3       34.9      37.6
                          -------   -------   -------   -------   -------   -------   --------  --------
   Gross profit.........     50.9      56.7      55.6      61.3      64.5      65.7       65.1      62.4
Operating expenses:
 Research and
  development...........     11.3       7.8       5.7       5.8       5.6       7.2        8.1       7.6
 Sales and marketing....     17.6      17.7      17.1      17.3      14.4      16.9       17.4      21.9
 General and
  administrative........      4.4       4.1       2.6       3.4       2.6       2.3        2.6       3.5
 Amortization of
  deferred stock
  compensation..........      6.8      16.0       5.8       4.2       2.8       1.8        1.2       1.2
                          -------   -------   -------   -------   -------   -------   --------  --------
   Total operating
    expenses............     40.1      45.6      31.2      30.7      25.4      28.2       29.3      34.2
                          -------   -------   -------   -------   -------   -------   --------  --------
Income from operations..     10.8      11.1      24.4      30.6      39.1      37.5       35.8      28.2
Interest income, net....      0.2       --        0.1       3.3       2.9       3.0        2.9       3.1
                          -------   -------   -------   -------   -------   -------   --------  --------
Income before provision
 for income taxes.......     11.0      11.1      24.5      33.9      42.0      40.5       38.7      31.3
Provision for income
 taxes..................      2.8       2.8       9.6       8.9      16.2      15.2       14.7      11.9
                          -------   -------   -------   -------   -------   -------   --------  --------
Net income .............      8.2%      8.3%     14.9%     25.0%     25.8%     25.3%      24.0%     19.4%
                          =======   =======   =======   =======   =======   =======   ========  ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

   The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the sections entitled "Business--Research and Development," "Business--Competition," "Business-- Intellectual Property," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Overview

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers. From our inception in May 1996 through December 1997, our operating activities related primarily to developing, building and testing prototype products; building our engineering and manufacturing infrastructure, commencing the staffing of our marketing, sales and technical support organizations; and establishing relationships with customers. We commenced commercial shipments of our FastIron workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron, our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron family. We shipped BigIron, our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. In May 2000, we began shipping our new product line of high-performance Internet backbone routers, NetIron400 and NetIron800.

   We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. Foundry's revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's warranty period extends 12 months from the date of sale. In 1999 and 2000, Foundry recorded a provision for sales returns equal to $1.2 million and $3.7 million, respectively, which has been netted against revenue in the accompanying consolidated statements of operations. Returns related to 1998 revenue were insignificant. This provision is based on our historical returns. Sales to Foundry's resellers do not provide for rights of return and the contract with Foundry's original equipment manufacturer does not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

   Our cost of revenue consists primarily of material, labor, manufacturing overhead and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM/Co-branding relationships with Hewlett-Packard, Lucent Technologies and UTstarcom. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Mexico, Brazil, Netherlands, Germany, Australia, New Zealand, Dubai, Hong Kong, South Korea, and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue.

   We generated net income of $22.9 million and $88.1 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, we had retained earnings of $90.6 million. Although we have been profitable in each quarter since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. In addition, our results will fluctuate from quarter to quarter due to factors in our industry and the broad macro-economic arena that are outside of our control, including the recent economic downturn. We received a lower than anticipated amount of product orders in the last few weeks of the fourth quarter of 2000 and continue to receive a lower than anticipated amount of product orders for the first quarter of 2001 as a result of decreased or delayed capital spending by existing and prospective customers and the slowing U.S. economy. Due to a number of factors which are discussed in more detail below, we expect our selling prices and gross margins to decrease as a result of our increased efforts to compete aggressively and maintain sales levels. As a result, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

   In 2000, we also expanded our board of directors. At a meeting of our board of directors on October 18, 2000, the board approved an amendment to our Bylaws increasing our authorized number of directors from three (3) members to seven
(7) members and unanimously appointed the following persons to the board:
Alfred J. Amoroso, C. Nicholas Keating, Jr. and J. Steven Young.

Results of Operations

   The following table sets forth selected items from our consolidated statement of operations as a percentage of revenue for the periods indicated:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998      1999     2000
                                                    -------   -------  -------
Revenue, net.......................................   100.0%    100.0%   100.0%
Cost of revenue....................................    49.5      42.4     35.6
                                                    -------   -------  -------
  Gross profit.....................................    50.5      57.6     64.4
                                                    -------   -------  -------
Operating expenses:
  Research and development.........................    51.6       6.8      7.3
  Sales and marketing..............................    42.6      17.3     18.0
  General and administrative.......................     9.3       3.4      2.8
  Amortization of deferred stock compensation......     4.3       7.1      1.6
                                                    -------   -------  -------
    Total operating expenses.......................   107.8      34.6     29.7
                                                    -------   -------  -------
Income (loss) from operations......................   (57.3)     23.0     34.7
Interest income, net...............................     2.4       1.4      3.0
                                                    -------   -------  -------
Income (loss) before provision for income taxes....   (54.9)     24.4     37.7
Provision for income taxes.........................     --        7.3     14.3
                                                    -------   -------  -------
Net income (loss)..................................   (54.9)%    17.1%    23.4%
                                                    =======   =======  =======

   Revenue. Net revenue was $17.0 million, $133.5 million and $377.2 million in fiscal 1998, 1999 and 2000, respectively, representing increases of 685% from fiscal 1998 to 1999, and 183% from fiscal 1999 to 2000. These increases were due to the market's increased demand for Internet infrastructure equipment, growing acceptance of Foundry's product offerings, and a significant increase in Foundry's sales and marketing organizations, all of which led to increases in the amount of our equipment sold. In addition, we introduced our

BigIron Layer 3 products in the third quarter of 1998, our ServerIron Layer 4-7 products in the second quarter of 1998, and our NetIron Internet routers in the second quarter of 2000. These additional product offerings also resulted in increased revenues.

   For the year ended December 31, 2000, no customer accounted for greater than 10% of our revenue.

   Cost of revenue. Cost of revenue consists primarily of material, labor, manufacturing overhead and warranty costs. Cost of revenue was $8.4 million, $56.6 million and $134.3 million in fiscal 1998, 1999 and 2000, or 49.5%, 42.4%
and 35.6% of revenue, respectively. The decrease in cost of revenue as a percentage of revenue was primarily a result of shifts in product mix and lower manufacturing overhead costs due to increased production volume. We expect our gross margin may be adversely affected by increases in material or labor costs, heightened price competition, component shortages, changes in channels of distribution, product and geographic mix, as well as the mix of configurations within each product group. Downward pressures on our gross margins may be further impacted by increased percentage of revenue from service market providers, international purchasers or through our OEMs, all of which may have lower margins, or an increase in product costs. See also "Risk Factors That May Affect Future Results and Market Price of Stock -- We expect our gross margin to decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors."

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses were $8.8 million, $9.0 million and $27.5 million in fiscal 1998, 1999 and 2000, or 51.6%, 6.8%
and 7.3% of revenue, respectively. The increases were primarily due to the addition of engineering personnel, higher expenditures on prototypes and depreciation on additional lab equipment. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $7.3 million, $23.1 million and $67.8 million in fiscal 1998, 1999 and 2000 or 42.6%, 17.3% and 18.0% of revenue, respectively. The increases were primarily due to significant increases in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. We expect these expenses to increase in absolute dollars as we continue to build our field sales and support organizations and expand sales and marketing activities in the future.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities expenses and other general corporate expenses. General and administrative expenses were $1.6 million, $4.5 million and $10.5 million in fiscal 1998, 1999 and 2000 or 9.3%, 3.4% and 2.8% of revenue, respectively. The increase in absolute dollars was primarily due to an additional provision for doubtful accounts receivable of $4.7 million to increase our reserve for potential uncollectible accounts due to the impact of the softening economy on our customer base. In addition, we have added personnel to support the increase in revenue and general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses to continue to increase in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business.

   Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $4.7 million in 1998, $17.3 million in 1999, and $300,000 in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $727,000, $9.5 million and $6.2 million for fiscal 1998, 1999 and 2000, respectively. At December 31, 2000, we had approximately $5.6 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years from the date of grant.

   Interest income. Interest income is the net result of the interest earned on the funds we keep on deposit in interest bearing money market and short-term investment accounts less any interest expense incurred on our revolving bank line of credit and capital lease obligations. Foundry had net interest income of $413,000, $1.9 million and $11.2 million in 1998, 1999 and 2000, respectively. During 1998, we had cash balances in an interest bearing account resulting from the proceeds of our private financing in March 1998. During 1999, interest income increased significantly due to higher cash balances resulting from the proceeds from our initial public offering on October 1, 1999. During 2000, our interest income increased to $11.2 million as a result of significantly higher cash balances provided by operations and from the proceeds of our 1999 initial public offering.

   Income taxes. Foundry did not provide for state or federal income taxes in fiscal 1998 due to operating losses incurred during the year. A valuation allowance was provided for the entire deferred tax asset as of December 31, 1998 due to the limited operating history of the Company, the lack of profitability and the uncertainty of future profitability at that time. The Company generated significant taxable income in 1999 and 2000. Management believes that the Company will likely generate sufficient taxable income in the future to ensure the realization of the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of December 31, 1999 and 2000.

   The Company's income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders' equity and amounted to $866,000 and $57.9 million for the years ended December 31, 1999 and 2000, respectively. Benefits reducing taxes payable amounted to approximately $900,000 and $55.2 million for the years ended December 31, 1999 and 2000, respectively. Benefits increasing gross deferred tax assets amounted to $40,000 and $2.7 million for the years ended December 31, 1999 and 2000, respectively.

   Net income. Net income increased to $88.1 million for 2000 from $22.9 million for 1999 and from a net loss of $9.4 million for 1998. These increases were the result of significantly higher sales of the Company's new product offerings in each of the years, offset by the Company's operating expenses which grew at a relatively slower pace compared to our revenue growth.

Liquidity and Capital Resources

   On October 1, 1999, we completed our initial public offering in which we raised net proceeds of approximately $131.8 million from the sale of 11,500,000 shares of our common stock. Prior to our initial public offering, Foundry financed operations primarily through the private sales of common and preferred stock and, to a lesser extent, from a capital equipment lease line. At December 31, 2000, Foundry had cash and cash equivalents of $168.4 million and short-term investments of $83.8 million. Cash equivalents consisted of commercial paper and cash deposited in money market accounts with original maturities of less than three months. Short-term investments was comprised of investment grade corporate and U.S. debt securities and commercial paper with original maturities greater than three months but less than one year.

   Cash provided by operating activities was $19.6 million and $86.0 million for the years ended December 31, 1999 and 2000, respectively. Cash utilized in operating activities was $13.2 million in 1998. The increase from 1999 to 2000 was due to the income tax benefit realized from exercises of nonqualified stock options and disqualified dispositions of incentive stock options totaling $57.9 million combined with increased net income offset by increases in accounts receivable and inventories. The cash utilized in 1998 was due to net losses, as well as working capital required to fund our growth in operations, including accounts receivable and inventories. We expect that accounts receivable will continue to increase to the extent our revenue continues to rise. We also expect that our inventory levels will increase due to new product introductions and increased purchases to secure the supply of certain components. As a result, such increases will reduce our cash and short-term investments.

   Cash utilized in investing activities was $414,000, $40.8 million and $49.2 million for the years ended December 31, 1998, 1999, and 2000, respectively. The cash utilized in 1998 represented purchases of computers and electronic test equipment. In 1999 and 2000 we used cash to purchase short-term investments and, to a lesser extent, property and equipment.

   Financing activities in 1998 provided $15.0 million primarily from an equity financing and the exercise of stock options, offset by principal repayments on capital lease obligations. Financing activities in 1999 provided $137.1 million, arising primarily from proceeds from our initial public offering on October 1, 1999. Financing activities in 2000 provided $11.2 million primarily from stock option exercises and, to a lesser extent, the collection of stockholder promissory notes.

   On September 28, 1999, we entered into a lease for approximately 71,000 square feet to serve as our headquarters and manufacturing facility in San Jose, California. Our lease commenced on February 1, 2000 and will expire on January 31, 2006. The related rent expense is $131,000 per month. In December 2000, we entered into an agreement to sublease 19,800 square feet of office space near our corporate headquarters to accommodate our growth in headcount. This lease is for a term of twelve months expiring on December 31, 2001. Under the terms of the lease, we prepaid rent for the entire lease term totaling $1.8 million.

   As of December 31, 2000, we did not have any material commitments for capital expenditures other than those under operating lease agreements. We expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from our initial public offering, together with our existing cash balances and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months.

Recently Issued Accounting Standards

   See Note 2 of Notes to Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Risk Factors That May Affect Future Results and Market Price of Stock

Although we have been profitable since first quarter 1999, we may not be able to maintain profitability in the future.

   We generated net income of $22.9 million and $88.1 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, we had retained earnings of $90.6 million. We expect to incur increased costs and expenses related to:

  . sales and marketing, including expansion of our direct sales operation and distribution channels;

  . product development;

  . customer support;

  . expansion of our corporate infrastructure; and

  . facilities expansion.

   With increased levels of spending, an inability to meet expected revenue levels in a particular quarter could have a material, negative impact on our operating results for that period as we will not be able to react quickly enough to scale back operations. Although we have been profitable in each quarter since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

   We also plan to increase our operating expenses to expand our sales and marketing efforts, expand our customer support capabilities, finance increased levels of research and development and build our operational and administrative infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue.

   Prior to fiscal 2000, a limited number of customers and resellers accounted for a significant portion of our revenue. For the fourth quarter and year ended December 31, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer. For example, in 2000, sales to Hewlett-Packard and America Online accounted for 4.4% and 6.3% of revenues, respectively.

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

   Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from customers and resellers, or the loss of any significant customer or reseller could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers.

Financial results for any particular period will not predict results for future periods.

   Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In the future, our revenue may grow at a slower rate or not at all and on a quarter-to-quarter basis may be significantly lower than our historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations and continue to develop new products. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material depending on the number of stock options exercised and the fair market value of our common stock during such period. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Intense competition in the market for network solutions could prevent us from increasing revenue and sustaining profitability.

   The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products.

   We also compete with other large public companies, such as Nortel Networks, Lucent Technologies, Juniper Networks and Extreme Networks as well as other smaller public and private companies. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

   If we are unable to effectively expand, train and retain our domestic sales and support staff or establish our indirect distribution channels, our ability to grow and increase revenue could be harmed. Our expansion of our direct sales operation may not be successfully completed and the cost of our expansion may exceed the revenue generated.

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

Hewlett-Packard is a major customer and our most significant OEM, and our business could be harmed if our relationship with Hewlett-Packard is terminated.

   Hewlett-Packard, currently our most significant OEM, accounted for approximately 4.4% of our revenue in 2000 and 14% of our revenue in 1999. We anticipate that it will continue to be a major customer. In addition to providing revenue through sales of our products to Hewlett-Packard, we believe that this relationship is important to facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. Therefore, in addition to directly affecting our revenue, the cancellation of our agreement with Hewlett-Packard could harm our ability to market and sell our products to potential customers.

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

We expect our gross margin to decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

   Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive pressures and rapid technological change. We anticipate that the average selling prices of our products will decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, with the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results, or financial condition.

   Our gross margins may be further affected if we are unable to reduce costs and effectively manage our inventory levels. Additionally, our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEMs. As a result, any significant shift in revenue through resellers or our OEMs could harm our gross margins.

We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.

   We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have received one claim like this from another company and we may receive additional claims in the future. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

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

   Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency.

We purchase several key components for products from single or limited sources; if these components are not available, our revenues may be harmed.

   We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Sanmina, Finisar, Hewlett-Packard, Intel, Fujitsu and Samsung. Our principal limited-sourced components include dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components and microprocessors. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders.

   We depend on anticipated product orders to determine our material requirements. Lead times for single- or limited-sourced materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If orders do not match forecasts or if we do not manage inventory effectively, we may have either excess or inadequate inventory of materials and components, which could negatively affect our operating results and financial condition.

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

   We have experienced rapid growth which has placed, and continues to place, a significant strain on our resources. Our revenue increased significantly during 2000 and our headcount increased from 222 to 572 employees. Our management team has relatively limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

  . improve existing and implement new operational and financial systems, procedures and controls;

  . hire, train and manage additional qualified personnel, including in the near future, a significant number of new sales personnel; and

  . effectively manage multiple relationships with our customers, suppliers and other third parties.

   Our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. In October 2000, we began implementation of an Enterprise Resource Planning (ERP) system to meet the increasing needs associated with the growth of our operations. As our international operations grow, we will need to expand our support and communications infrastructure overseas as well. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

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

   From time to time third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In fiscal 2000, we received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. We are currently analyzing the validity of these claims and exploring potential courses of action. Regardless of the merit of these claims, our investigation could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. If there is a successful claim of infringement by any third party, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be harmed.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

   The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year, the closing sale prices of our common stock on the Nasdaq Stock Market (taking into consideration any stock splits) ranged from $13.00 to $207.56. The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

We face litigation risks

   We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the class action lawsuits pending against us as indicated in Item 3 "Legal Proceedings," and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Management beneficially owns approximately 27.7% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

   Foundry's directors and executive officers beneficially own approximately 27.7% of our outstanding common stock as of December 31, 2000. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry and its directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry common stock.

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

Our operations could be significantly hindered by the occurrence of a natural disaster, other catastrophic event, or power shortages.

   Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the forseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Foundry's investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company's investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. With the exception of a high-risk $2.5 million investment made in a development stage private company, who is also our customer, in February 2001, our investment portfolio includes only marketable securities with original maturities of less than one year and with active secondary or resale markets to ensure portfolio liquidity. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $202.4 million of cash equivalents and short-term investments at December 31, 2000 by approximately $2.0 million.

   We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

   Currently, all of our sales and expenses are denominated in U.S. dollars, with the exception of Canada, and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

Item 8. Consolidated Financial Statements And Supplementary Data

                             FOUNDRY NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  37

Consolidated Balance Sheets as of December 31, 1999 and 2000..............  38

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000......................................................  39

Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) as of December 31, 1998, 1999 and 2000....  40

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000......................................................  41

Notes to Consolidated Financial Statements ...............................  42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Foundry Networks, Inc.:

   We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

San Jose, California
January 12, 2001

                             FOUNDRY NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $120,378  $168,429
  Short-term investments...................................   39,789    83,816
  Accounts receivable, net of allowances for doubtful
   accounts and sales returns of $1,969 and $5,762 at
   December 31, 1999 and 2000, respectively................   28,932    64,573
  Inventories..............................................   16,743    51,593
  Deferred tax assets......................................    5,220    13,715
  Prepaid expenses and other current assets................    1,340    11,474
                                                            --------  --------
    Total current assets...................................  212,402   393,600
                                                            --------  --------
Property and equipment:
  Computers and related equipment..........................    2,621     6,451
  Leasehold improvements...................................      --        922
  Furniture and fixtures...................................      107       503
                                                            --------  --------
                                                               2,728     7,876
  Less: Accumulated depreciation...........................   (1,632)   (3,010)
                                                            --------  --------
    Net property and equipment.............................    1,096     4,866
                                                            --------  --------
                                                            $213,498  $398,466
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $  7,557  $ 20,432
  Accrued payroll and related expenses.....................    4,138    11,130
  Warranty accrual.........................................    2,092     2,841
  Other accrued expenses...................................    4,013     5,642
  Income taxes payable.....................................    9,925       --
  Deferred revenue.........................................    4,169    13,405
                                                            --------  --------
    Total current liabilities..............................   31,894    53,450
                                                            --------  --------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Common stock, $0.0001 par value:
   Authorized--300,000,000 shares at December 31, 2000:
   Issued and outstanding-- 114,189,450 and 118,076,155
   shares at December 31, 1999 and 2000, respectively......       11        12
  Treasury stock...........................................       (4)       (4)
  Additional paid-in capital...............................  191,623   263,176
  Notes receivable from stockholders.......................     (755)   (3,270)
  Deferred stock compensation..............................  (11,771)   (5,580)
  Cumulative translation adjustment........................      --         61
  Retained earnings........................................    2,500    90,621
                                                            --------  --------
    Total stockholders' equity.............................  181,604   345,016
                                                            --------  --------
                                                            $213,498  $398,466
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Revenue, net...................................... $17,039  $133,522  $377,156
Cost of revenue...................................   8,433    56,612   134,330
                                                   -------  --------  --------
  Gross profit....................................   8,606    76,910   242,826
                                                   -------  --------  --------
Operating expenses:
  Research and development........................   8,797     9,037    27,499
  Sales and marketing.............................   7,258    23,142    67,753
  General and administrative......................   1,589     4,532    10,493
  Amortization of deferred stock compensation.....     727     9,463     6,185
                                                   -------  --------  --------
    Total operating expenses......................  18,371    46,174   111,930
                                                   -------  --------  --------
Income (loss) from operations.....................  (9,765)   30,736   130,896
Interest income...................................     431     2,092    11,235
Interest expense..................................     (18)     (206)      --
                                                   -------  --------  --------
Income (loss) before provision for income taxes...  (9,352)   32,622   142,131
Provision for income taxes........................     --      9,750    54,010
                                                   -------  --------  --------
Net income (loss)................................. $(9,352) $ 22,872  $ 88,121
                                                   =======  ========  ========
Basic net income (loss) per share................. $ (0.35) $   0.42  $   0.80
                                                   =======  ========  ========
Weighted average shares used in computing basic
 net income (loss) per share......................  26,976    54,929   110,141
                                                   =======  ========  ========
Diluted net income (loss) per share............... $ (0.35) $   0.20  $   0.69
                                                   =======  ========  ========
Weighted average shares used in computing diluted
 net income (loss) per share......................  26,976   114,835   127,131
                                                   =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                       Redeemable
                       Convertible                        Treasury                   Notes                   Accumulated
                     Preferred Stock     Common Stock       Stock      Additional  Receivable    Deferred       Other
                    ------------------  --------------- -------------   Paid-in       From        Stock     Comprehensive
                     Shares    Amount   Shares   Amount Shares Amount   Capital   Stockholders Compensation    Income
                    --------  --------  -------  ------ ------ ------  ---------- ------------ ------------ -------------
 BALANCES AT
 DECEMBER 31,
 1997............     29,511  $ 15,119   52,544   $ 5     --   $ --     $    766    $  (260)     $    --        $ --
 Exercise of
 stock options
 for cash........        --        --     1,100   --      --     --          212        --            --          --
 Exercise of
 stock options
 for notes
 receivable......        --        --     2,954   --      --     --          474       (474)          --          --
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............     15,464    14,966      --    --      --     --          --         --            --          --
 Deferred stock
 compensation....        --        --       --    --      --     --        4,691        --         (4,691)        --
 Amortization of
 deferred stock
 compensation....        --        --       --    --      --     --          --         --            727         --
 Repurchase of
 common stock....        --        --      (766)  --      --     --          (25)       --            --          --
 Cancellation of
 notes receivable
 from
 stockholders....        --        --       --    --      --     --          --          21           --          --
 Net loss........        --         --      --    --      --     --          --          --           --          --
                    --------  --------  -------   ---   -----  -----    --------    -------      --------       -----
 BALANCES AT
 DECEMBER 31,
 1998............     44,975    30,085   55,832     5     --     --        6,118       (713)       (3,964)        --
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............        375     1,000      --    --      --     --          --         --            --          --
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs..        --        --    11,500     1     --     --      131,831        --            --          --
 Conversion of
 preferred stock
 into common
 stock...........    (45,350)  (31,085)  45,350     5     --     --       31,080        --            --          --
 Exercise of
 stock options
 for cash........        --        --     2,917   --      --     --        4,331        --            --          --
 Exercise of
 stock options
 for notes
 receivable......        --        --       246   --      --     --          146       (146)          --          --
 Repayment of
 notes
 receivable......        --        --       --    --      --     --          --          85           --          --
 Repurchase of
 common stock....        --        --      (455)  --      --     --          (19)        19           --          --
 Deferred stock
 compensation....        --        --       --    --      --     --       17,270        --        (17,270)        --
 Amortization of
 deferred stock
 compensation....        --        --       --    --      --     --          --         --          9,463         --
 Repurchase of
 common stock
 from a founder..        --        --    (1,200)  --    1,200     (4)        --         --            --          --
 Tax benefit from
 stock option
 exercises.......        --        --       --    --      --     --          866        --            --          --
 Net income......        --        --       --    --      --     --          --         --            --          --
                    --------  --------  -------   ---   -----  -----    --------    -------      --------       -----
 BALANCES AT
 DECEMBER 31,
 1999............        --        --   114,190    11   1,200     (4)    191,623       (755)      (11,771)        --
 Exercise of
 stock options
 for cash........        --        --     3,827     1     --     --        6,935        --            --          --
 Exercise of
 stock options
 for notes
 receivable......        --        --        60   --      --     --        3,270     (3,270)          --          --
 Common stock
 issued under
 Employee Stock
 Purchase Plan...        --        --       325   --      --     --        3,617        --            --          --
 Repayment of
 notes
 receivable......        --        --       --    --      --     --          --         755           --          --
 Repurchase of
 common stock....        --        --      (326)  --      --     --         (121)       --            --          --
 Deferred stock
 compensation....        --        --       --    --      --     --          300        --           (300)        --
 Amortization of
 deferred stock
 compensation....        --        --       --    --      --     --          --         --          6,315         --
 Reduction in
 deferred stock
 compensation....        --        --       --    --      --     --         (306)       --            176         --
 Tax benefit from
 stock option
 exercises.......        --        --       --    --      --     --       57,858        --            --          --
 Foreign currency
 translation
 adjustments.....        --        --       --    --      --     --          --         --            --           61
 Net income......        --        --       --    --      --     --          --         --            --          --
                    --------  --------  -------   ---   -----  -----    --------    -------      --------       -----
 BALANCES AT
 DECEMBER 31,
 2000............        --   $    --   118,076   $12   1,200  $  (4)   $263,176    $(3,270)     $ (5,580)      $  61
                    ========  ========  =======   ===   =====  =====    ========    =======      ========       =====
                      Retained       Total
                      Earnings   Stockholders'
                    (Accumulated    Equity
                      Deficit)     (Deficit)
                    ------------ -------------
 BALANCES AT
 DECEMBER 31,
 1997............     $(11,020)    $(10,509)
 Exercise of
 stock options
 for cash........          --           212
 Exercise of
 stock options
 for notes
 receivable......          --           --
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............          --           --
 Deferred stock
 compensation....          --           --
 Amortization of
 deferred stock
 compensation....          --           727
 Repurchase of
 common stock....          --           (25)
 Cancellation of
 notes receivable
 from
 stockholders....          --            21
 Net loss........       (9,352)      (9,352)
                    ------------ -------------
 BALANCES AT
 DECEMBER 31,
 1998............      (20,372)     (18,926)
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock,
 net.............          --           --
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs..          --       131,832
 Conversion of
 preferred stock
 into common
 stock...........          --        31,085
 Exercise of
 stock options
 for cash........          --         4,331
 Exercise of
 stock options
 for notes
 receivable......          --           --
 Repayment of
 notes
 receivable......          --            85
 Repurchase of
 common stock....          --           --
 Deferred stock
 compensation....          --           --
 Amortization of
 deferred stock
 compensation....          --         9,463
 Repurchase of
 common stock
 from a founder..          --            (4)
 Tax benefit from
 stock option
 exercises.......          --           866
 Net income......       22,872       22,872
                    ------------ -------------
 BALANCES AT
 DECEMBER 31,
 1999............        2,500      181,604
 Exercise of
 stock options
 for cash........          --         6,936
 Exercise of
 stock options
 for notes
 receivable......          --           --
 Common stock
 issued under
 Employee Stock
 Purchase Plan...          --         3,617
 Repayment of
 notes
 receivable......          --           755
 Repurchase of
 common stock....          --          (121)
 Deferred stock
 compensation....          --           --
 Amortization of
 deferred stock
 compensation....          --         6,315
 Reduction in
 deferred stock
 compensation....          --          (130)
 Tax benefit from
 stock option
 exercises.......          --        57,858
 Foreign currency
 translation
 adjustments.....          --            61
 Net income......       88,121       88,121
                    ------------ -------------
 BALANCES AT
 DECEMBER 31,
 2000............     $ 90,621     $345,016
                    ============ =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)................................ $(9,352) $ 22,872  $ 88,121
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Depreciation.....................................     630       445     1,378
 Amortization of deferred stock compensation......     727     9,463     6,185
 Cancellation of notes receivable from
  stockholders....................................      21       --        --
 Provision for allowance for doubtful accounts....     389     1,269     4,698
 Provision for allowance for sales returns........     --      1,187     3,734
 Provision for excess and obsolete inventories....   1,012     3,827    13,558
 Deferred tax assets..............................     --     (5,220)   (8,495)
 Tax benefit from stock option exercises..........     --        866    57,858
 Change in operating assets and liabilities:
   Accounts receivable............................  (5,762)  (24,781)  (44,073)
   Inventories....................................  (6,716)  (13,369)  (48,408)
   Prepaid expenses and other current assets......      (4)     (973)  (10,134)
   Accounts payable...............................   4,654     1,498    12,875
   Accrued payroll and related expenses...........     444     3,201     6,992
   Warranty accrual...............................     331     1,737       749
   Other accrued expenses.........................      90     3,834     1,629
   Income taxes payable...........................     --      9,925    (9,925)
   Deferred revenue...............................     348     3,798     9,236
                                                   -------  --------  --------
     Net cash provided by (used in) operating
      activities.................................. (13,188)   19,579    85,978
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments..............     --    (39,789) (190,486)
 Maturities of short-term investments.............     --        --    146,459
 Purchases of property and equipment..............    (414)   (1,045)   (5,148)
                                                   -------  --------  --------
     Net cash used by investing activities........    (414)  (40,834)  (49,175)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations..    (166)     (178)      --
 Proceeds from issuance of common stock...........     212   136,163    10,553
 Repurchase of common stock.......................     (25)       (4)     (121)
 Repayment of notes receivable....................     --         85       755
 Net proceeds from issuance of redeemable
  convertible preferred stock.....................  14,966     1,000       --
                                                   -------  --------  --------
     Net cash provided by financing activities....  14,987   137,066    11,187
                                                   -------  --------  --------
INCREASE IN CASH AND CASH EQUIVALENTS.............   1,385   115,811    47,990
 Effect of exchange rate changes on cash..........     --        --         61
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......   3,182     4,567   120,378
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $ 4,567  $120,378  $168,429
                                                   =======  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Issuance of common stock for notes receivable.... $   474  $    146  $  3,270
 Issuance of common stock in net exercise
  settlement of warrants..........................     --         30       --
 Increase in treasury stock on repurchase of
  common stock....................................     --          4       --
 Conversion of redeemable convertible preferred
  stock upon initial public offering..............     --     31,085       --
 Repurchase of common stock and cancellation of
  corresponding note receivable...................     --         19        13
 Cash paid for interest...........................      18       166       --
 Cash paid for income taxes.......................       1     4,182    12,169


  The accompanying notes are an integral part of these consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

   Foundry Networks, Inc. (the Company or Foundry) incorporated in Delaware on May 22, 1996 under the name Perennium Networks, Inc., changed its name to StarRidge Networks, Inc. on June 5, 1996 and then to Foundry Networks, Inc. on January 22, 1997. Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet service providers.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

   The Company's consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in the United States, Barbados, France, Canada, Germany, the Netherlands, United Kingdom, Singapore and Italy. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Foreign currency transaction gains and losses have not been material to date. Translation adjustments have not been material to date and are included as a separate component of stockholders' equity.

Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for excess and obsolete inventory, product warranty, allowances for doubtful accounts, sales returns, income taxes, and depreciation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Stock Splits

   In July 1999, Foundry's board of directors approved a three-for-two stock split of its outstanding common and preferred stock. In November 1999, Foundry's board of directors approved a two-for-one stock split of its outstanding common stock. All share and per share information included in these financial statements have been retroactively adjusted to reflect the stock splits.

Cash, Cash Equivalents and Short-Term Investments

   Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

   Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards (SFAS) No. 115,"Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1999 and 2000, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and investment

                             FOUNDRY NETWORKS, INC.

grade U.S. debt securities. As of December 31, 2000, short-term investments also consisted of commercial paper.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                 December 31, 2000
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   Money market funds............... $  9,844     $--        $--     $  9,844
   Commercial paper.................   91,779      --         (19)     91,760
   Government securities............   97,648       28        --       97,676
   Corporate debt securities........    3,080      --         --        3,080
                                     --------     ----       ----    --------
                                     $202,351     $ 28       $(19)   $202,360
                                     ========     ====       ====    ========
   Included in cash and cash
    equivalents..................... $118,535     $--        $ (6)   $118,529
   Included in short-term
    investments.....................   83,816       28        (13)     83,831
                                     --------     ----       ----    --------
                                     $202,351     $ 28       $(19)   $202,360
                                     ========     ====       ====    ========

                                                 December 31, 1999
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   Money market funds............... $ 22,136     $--        $--     $ 22,136
   Commercial paper.................   78,597      --         (14)     78,583
   Government securities............   43,444      --         --       43,444
   Corporate debt securities........   11,511      --         (12)     11,499
                                     --------     ----       ----    --------
                                     $155,688     $--        $(26)   $155,662
                                     ========     ====       ====    ========
   Included in cash and cash
    equivalents..................... $115,899     $--        $ (6)   $115,893
   Included in short-term
    investments.....................   39,789      --         (20)     39,769
                                     --------     ----       ----    --------
                                     $155,688     $--        $(26)   $155,662
                                     ========     ====       ====    ========

Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
     Purchased parts............................................ $12,176 $31,975
     Work-in-process............................................   2,700  16,935
     Finished goods.............................................   1,867   2,683
                                                                 ------- -------
                                                                 $16,743 $51,593
                                                                 ======= =======

   Provisions for excess and obsolete inventory in the amounts of $1.0 million, $3.8 million, and $13.6 million were recorded for the years ended December 31, 1998, 1999 and 2000, respectively. Inventory write-offs were approximately $47,000 in 1998, $1.6 million in 1999, and $4.4 million in 2000. Approximately

                             FOUNDRY NETWORKS, INC.

$3.4 million and $7.8 million of the Company's work-in-process inventories were consigned to contract manufacturers' sites as of December 31, 1999 and 2000, respectively.

Concentrations

   Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund.

   Exposure to credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for potential doubtful accounts when deemed necessary. During the year ended December 31, 2000, Foundry provided approximately $4.7 million to increase its allowance for doubtful accounts to a level deemed necessary by management to provide for potential uncollectible amounts. Foundry's top ten customers accounted for 62% and 38% of trade receivables as of December 31, 1999 and 2000, respectively.

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

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives of 2 years are used on computer equipment and related software and production and engineering equipment. Estimated useful lives of 3 years are used on furniture and fixtures. Leasehold improvements are amortized over the remaining lease term.

Revenue Recognition

   Foundry's revenue recognition policy follows Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's warranty period extends 12 months from the date of sale. In 1999 and 2000, Foundry recorded a provision for sales returns equal to $1.2 million and $3.7 million, respectively, which has been netted against revenue in the accompanying consolidated statements of operations. Returns related to 1998 revenue were insignificant. This provision is based on our historical returns. Sales to Foundry's resellers do not provide for rights of return and the contract with Foundry's original equipment manufacturer does not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreement.

   During 1998, 1999 and 2000, approximately 99%, 98% and 96%, respectively, of Foundry's net revenue was derived from product sales. For the year-ended 2000, no customers individually accounted for greater than

                             FOUNDRY NETWORKS, INC.

10% of our net revenue. For the years ended December 31, 1998 and 1999, the percentages of revenue to significant customers were as follows:

                                                                 Year Ended
                                                                December 31,
                                                                ------------
                                                                 1998     1999
                                                                ------   ------
      Customer A...............................................     21%     --
      Customer B...............................................    --        11%
      Customer C...............................................    --        14%

   Foundry sells to various countries in North America, Europe, Asia, South America and Australia. Foundry's foreign offices conduct sales, marketing and support activities. Foundry's export sales represented 31%, 15% and 30% of net revenue in 1998, 1999 and 2000, respectively. Sales in significant markets representing greater than 10% of net revenue were as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                 ----------------
                                                                 1998  1999  2000
                                                                 ----  ----  ----
      United States.............................................  69%   85%   70%
      Japan.....................................................  21%  --    --

Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by Foundry in 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

Advertising Costs

   Foundry expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 1998, 1999 and 2000 were $596,000, $2.5 million and $7.7 million, respectively.

Software Development Costs

   Foundry accounts for internally generated software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which Foundry has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 1998, 1999 and 2000 and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Computation of Per Share Amounts

   Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. Pursuant to SAB No. 98,

                             FOUNDRY NETWORKS, INC.

common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net income
(loss) per common share as if such stock had been outstanding for all periods presented. To date, Foundry has not had any issuances or grants for nominal consideration.

   In accordance with SFAS No. 128, basic net income (loss) per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the year ended December 31, 1998, Foundry excluded 52,002,570 shares of convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the year. No shares were excluded from the calculation for 1999. For the year ended December 31, 2000, Foundry excluded 942,000 outstanding stock options from the calculation of diluted net income per share because the shares are anti-dilutive for the year. For the years ended December 31, 1999 and 2000, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock using the treasury stock method.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                         share data)
Net income (loss)................................ $ (9,352) $ 22,872  $ 88,121
Basic:
  Weighted average shares of common stock
   outstanding...................................   53,398    71,563   116,259
  Less: Weighted average shares subject to
   repurchase....................................  (26,422)  (16,634)   (6,118)
                                                  --------  --------  --------
  Weighted average shares used in computing basic
   net income (loss) per common share............   26,976    54,929   110,141
                                                  ========  ========  ========
Basic net income (loss) per common share......... $  (0.35) $   0.42  $   0.80
                                                  ========  ========  ========
Diluted:
  Weighted average shares of common stock
   outstanding...................................             71,563   116,259
  Add: Weighted average dilutive potential common
   stock.........................................             43,272    10,872
                                                            --------  --------
  Weighted average shares used in computing
   diluted net income (loss) per common share....   26,976   114,835   127,131
                                                  ========  ========  ========
Diluted net income (loss) per common share....... $  (0.35) $   0.20  $   0.69
                                                  ========  ========  ========

Stock-Based Compensation

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Foundry has elected to determine the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, the pro forma disclosures required under SFAS No. 123 have been included in Note 6.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative

                             FOUNDRY NETWORKS, INC.

instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material effect on Foundry's financial position or results of operations.

   Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as those changes in equity of an enterprise not resulting from transactions with stockholders. Other components of comprehensive income for the years ended December 31, 1998, 1999 and 2000 were immaterial and comprised only of foreign currency translation adjustments.

   In December 1999, the SEC issued SAB No. 101. SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. Foundry was required to apply the guidance in SAB No. 101 to their consolidated financial statements in the fourth quarter of fiscal 2000. The adoption of SAB No. 101 has not had a material impact on Foundry's financial position, revenue recognition policy or results of operations.

   In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. Foundry adopted FIN 44 in the quarter ended September 30, 2000 and the adoption did not have a material impact on its financial position or the results of its operations.

3. COMMITMENTS AND CONTINGENCIES:

   In September 1999, Foundry entered into a noncancellable operating lease for approximately 71,000 square feet to serve as its new headquarters and manufacturing facility in San Jose, California. The lease commenced on February 1, 2000 and will expire on January 31, 2006. Straight-line rent expense for this new building is $131,000 per month. In December 2000, Foundry entered into a noncancellable sublease for 19,800 square feet of additional office space near its headquarters. The sublease term is one year, commencing on January 1, 2001. Under the terms of the sublease, Foundry prepaid rent for the entire sublease term totaling $1.8 million. Foundry has entered into other noncancellable operating leases for its sales offices in the United States, Canada, Europe and Asia which have expiration dates ranging from 2000-2006. Rent expense was approximately $263,000, $409,000 and $2.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   Future payments, net of the sublease, on operating leases as of December 31, 2000 were as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
      2001............................................................  $ 2,252
      2002............................................................    1,979
      2003............................................................    1,966
      2004............................................................    1,970
      2005............................................................    1,842
      Thereafter......................................................      268
                                                                        -------
      Total lease payments............................................  $10,277
                                                                        =======

                             FOUNDRY NETWORKS, INC.

   In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000, of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. Foundry expects that all of the lawsuits will be consolidated by the court. Foundry has reviewed the lawsuits, believes them to be without merit and intends to seek dismissal of the lawsuits at its first opportunity.

   In addition, the Company from time to time is a party to various legal proceedings arising from the ordinary course of its business and/or third-party claims alleging infringement of proprietary rights with respect to Foundry's existing or future products. In fiscal 2000, Foundry received letters from both IBM and Nortel alleging that certain of Foundry's products that operate on industry standards may infringe one or more of their patents. Foundry is currently analyzing the validity of these claims and exploring potential courses of action.

4. INCOME TAXES:

   Foundry accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. As of December 31, 1999 and 2000, components of the Company's net deferred income tax assets (all current) were as follows (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Deferred Tax Assets:
     Capitalized start-up and organizational costs.............. $  422 $   269
     Accrued vacation pay.......................................    327     766
     Inventories valuation......................................  1,773   5,147
     Warranty...................................................    842   1,534
     Accounts receivable valuation..............................    671   1,260
     Research and development credits...........................    --    3,045
     Other temporary differences................................  1,185   1,694
                                                                 ------ -------
         Total deferred tax assets.............................. $5,220 $13,715
                                                                 ====== =======

   As of December 31, 2000, the Company's federal and state tax credit carryforwards for income tax purposes were approximately $900,000 and $2.1 million, respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in fiscal 2020.

   As of December 31, 1999 and 2000, Foundry had no significant deferred tax liabilities.

                             FOUNDRY NETWORKS, INC.

   Foundry did not provide for state or federal income taxes in fiscal 1998 due to operating losses incurred during the year. The provision for income taxes consists of the following components for the years ended December 31 (in thousands):

                                                                1999     2000
                                                               -------  -------
   Current
     Federal.................................................. $12,733  $49,069
     Foreign..................................................     --       108
     State....................................................   2,237   10,814
                                                               -------  -------
       Total..................................................  14,970   59,991
   Deferred
     Federal..................................................  (4,551)  (5,302)
     Foreign and State........................................    (669)    (679)
                                                               -------  -------
       Total..................................................  (5,220)  (5,981)
                                                               -------  -------
     Total provision.......................................... $ 9,750  $54,010
                                                               =======  =======

   Income (loss) before provision for income taxes consisted of the following (in thousands):

                                                             December 31,
                                                       -------------------------
                                                        1998     1999     2000
                                                       -------  ------- --------
   United States...................................... $(9,352) $32,622 $141,819
   International......................................     --       --       312
                                                       -------  ------- --------
                                                       $(9,352) $32,622 $142,131
                                                       =======  ======= ========

   The actual provision for income taxes and the corresponding rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

                                 1998              1999             2000
                             --------------   ---------------   -------------
Provision at U.S. statutory
 rate of 35%...............  $(3,273) (35.0)% $11,418    35.0 % $49,746  35.0 %
State income taxes, net of
 federal benefit...........     (185)  (2.0)%   1,709     5.2 %   6,997   4.9 %
Change in valuation
 allowance.................    4,267   45.7 %  (9,185)  (28.2)%     --    --
Research and development
 credits...................      --     --       (893)   (2.7)%  (2,155) (1.5)%
Nondeductible deferred
 stock compensation........      --     --      3,808    11.7 %   1,757   1.2 %
Foreign Sales Corporation
 benefit...................      --     --        (28)    --     (2,318) (1.6)%
Other......................     (809)  (8.7)%   2,921     9.0 %     (17)  --
                             -------  -----   -------  ------   -------  ----
  Total....................  $   --     --    $ 9,750    30.0 % $54,010  38.0 %
                             =======  =====   =======  ======   =======  ====

   The Company's income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders' equity and amounted to $866,000 and $57.9 million for the years ended December 31, 1999 and 2000, respectively. Benefits reducing taxes payable amounted to approximately $900,000 and $55.2 million for the years ended December 31, 1999 and 2000, respectively. Benefits increasing gross deferred tax assets amounted to $40,000 and $2.7 million in the years ended December 31, 1999 and 2000, respectively.

                            FOUNDRY NETWORKS, INC.

5. INITIAL PUBLIC OFFERING:

   On September 28, 1999, Foundry commenced trading of its common stock on the Nasdaq National Market in an initial public offering with the sale of 11,500,000 shares of common stock (including the exercise of the over-allotment option of 1,500,000 shares) at $12.50 per share and realized net proceeds of $131.8 million.

6. STOCKHOLDERS' EQUITY:

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

   Concurrent with the closing of the Company's initial public offering on October 1, 1999, 45,349,770 shares of redeemable convertible preferred stock were converted into an equivalent number of shares of common stock.

Preferred Stock

   Foundry is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2000, no shares of preferred stock were outstanding.

Common Stock

   Foundry had 114,189,450 and 118,076,155 shares of common stock issued and outstanding at December 31, 1999 and 2000, respectively. Included in such outstanding shares are 32,940,000 shares issued to Foundry's founders in 1996 (the Founders Shares). The Founders Shares vest out of the repurchase option 25 percent upon issuance, with the balance vesting ratably each month for the 48 months after issuance. As of December 31, 2000, all Founders Shares were fully vested. In June 1999, the Company repurchased 1,200,000 unvested shares from a founder at $0.003 per share. The repurchase has been recorded as treasury stock on the accompanying balance sheet.

   In January 1999, Foundry granted 1,059,000 nonstatutory stock options to certain key employees outside of the 1996 Stock Plan at an exercise price of $0.83 per share. The options vest over a four-year period and expire in January 2009. During fiscal 1999, 150,000 shares were exercised and 68,250 shares were cancelled. During fiscal 2000, 74,415 of these shares were exercised. The weighted average remaining contractual life of the options was
8.0 years as of December 31, 2000.

   The following shares of common stock have been reserved for future issuance as of December 31, 2000:

   1996 Stock Plan................................................... 20,392,676
   1999 Directors' Stock Option Plan.................................  1,350,000
   1999 Employee Stock Purchase Plan.................................  2,674,347
   Nonstatutory stock options to key employees.......................    834,585
   2000 Non-Executive Stock Option Plan..............................  1,996,188
                                                                      ----------
                                                                      27,247,796
                                                                      ==========

                             FOUNDRY NETWORKS, INC.

Note Receivable from Stockholder

   In May 2000, Foundry allowed an employee to exercise stock options in exchange for a secured promissory note of $3.27 million. The recourse note bears interest at a rate of 6.42% per annum and is due on the earlier of (i) May 25, 2003, (ii) the date of sale of the shares or (iii) termination of employment. The note is classified as a reduction of stockholders' equity.

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the board of directors in July 1999. As of December 31, 2000, a total of 2,674,347 shares of common stock were reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year from 2000 through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of Foundry's outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.

   The Purchase Plan enables eligible employees to purchase common stock through payroll deductions, which in any event may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. During the two purchase periods in 2000, 325,653 shares had been purchased under the Purchase Plan.

1996 Stock Plan

   Under Foundry's 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 51,235,683 shares of common stock to employees and consultants as of December 31, 2000, including those issued as of that date. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of Foundry's common stock at the date of grant. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of Foundry's common stock at the date of grant. Options under the Plan have a term of ten years and vest over a vesting schedule determined by the board of directors, generally four years for non-executive officer employees.

1999 Directors' Stock Option Plan

   The 1999 Directors' Stock Option Plan (the Directors' Plan) was adopted by the board of directors in July 1999. As of December 31, 2000, a total of 1,350,000 shares of common stock has been reserved for issuance under the Directors' Plan.

   Under the Directors' Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. During fiscal 2000, 795,000 options were granted under the Directors' Plan.

2000 Non-Executive Stock Option Plan

   The 2000 Non-Executive Stock Option Plan (the Non-Executive Plan) was adopted by the board of directors in October 2000. Under the Non-Executive Plan, the Company may issue non-qualified options to

                             FOUNDRY NETWORKS, INC.

purchase common stock to employees and external consultants other than officers and directors. As of December 31, 2000, a total of 1,996,188 shares of common stock has been reserved under the Non-Executive Plan and no options had been issued under it.

   The following table summarizes stock option activity under all plans during the three years ended December 31, 2000:

                                                                     Weighted
                                                       Options       Average
                                                     Outstanding  Exercise Price
                                                     -----------  --------------
   Balance, December 31, 1997.......................   3,626,624      $ 0.07
     Granted........................................   8,167,500      $ 0.21
     Exercised......................................  (4,053,842)     $ 0.17
     Cancelled......................................    (802,500)     $ 0.09
                                                     -----------
   Balance, December 31, 1998.......................   6,937,782      $ 0.17
                                                     -----------
     Granted........................................  12,041,004      $ 5.62
     Exercised......................................  (3,073,076)     $ 1.46
     Cancelled......................................    (429,002)     $ 0.99
                                                     -----------
   Balance, December 31, 1999.......................  15,476,708      $ 4.13
                                                     -----------
     Granted........................................  10,858,400      $72.45
     Exercised......................................  (3,887,378)     $ 2.63
     Cancelled......................................    (661,187)     $28.73
                                                     -----------
   Balance, December 31, 2000.......................  21,786,543      $37.71
                                                     ===========

   As of December 31, 2000, Foundry had issued an aggregate of 64,007,422 shares of common stock to its employees, including 32,940,000 shares issued to Foundry's four founders. Of the 64,007,422 shares of common stock issued under all of the Company's stock option plans, 3,092,235 shares are subject to repurchase rights at the option of Foundry at $0.03-$54.50 per share upon cessation of the employees' employment. In 1999 and 2000, Foundry repurchased 455,000 and 326,188 shares, respectively, of unvested common stock from employees at $0.03-$4.50 per share. As of December 31, 2000, an aggregate of 2,786,906 shares were available for future option grants under all plans.

                             FOUNDRY NETWORKS, INC.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
                           Number    Contractual Exercise    Number    Exercise
Exercise Prices          Outstanding    Life       Price   Exercisable   Price
---------------          ----------- ----------- --------- ----------- ---------
$0.03...................    912,532     6.00      $ 0.03      912,532   $  0.03
$0.10...................    100,661     6.91      $ 0.10      100,661   $  0.10
$0.17...................  1,432,974     7.53      $ 0.17    1,432,974   $  0.17
$0.33...................    523,517     7.87      $ 0.33      523,517   $  0.33
$0.83...................    854,511     8.07      $ 0.83      854,511   $  0.83
$1.33...................    819,413     8.19      $ 1.33      819,413   $  1.33
$2.67-$4.00.............  1,869,919     8.42      $ 2.73    1,869,919   $  2.73
$4.50-$6.30.............  2,759,827     8.60      $ 5.08    2,759,827   $  5.13
$7.50...................    842,034     8.70      $ 7.50      842,034   $  7.50
$11.50-$12.50...........    945,734     8.73      $11.50      945,734   $  1.50
$36.88..................  1,487,000     9.91      $36.88          698   $ 36.88
$56.90-$85.25...........  7,895,421     9.52      $72.52       69,908   $ 64.07
$91.00-$131.00..........  1,343,000     9.25      $15.77       82,330   $121.31
                         ----------                        ----------
$0.03-$131.00........... 21,786,543     8.81      $37.71   11,214,058   $  4.75
                         ==========                        ==========

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
                           Number    Contractual Exercise    Number    Exercise
Exercise Prices          Outstanding    Life       Price   Exercisable   Price
---------------          ----------- ----------- --------- ----------- ---------
$0.03...................  1,499,532      7.02     $  0.03   1,499,532   $  0.03
$0.10...................    273,500      7.90     $  0.10     273,500   $  0.10
$0.17...................  2,310,750      8.54     $  0.17   2,310,750   $  0.17
$0.33...................  1,145,624      8.85     $  0.33   1,145,624   $  0.33
$0.83...................    244,502      9.07     $  0.83     244,502   $  0.83
$1.33...................  1,116,410      9.19     $  1.33   1,116,410   $  1.33
$2.67-$4.00.............  2,487,750      9.42     $  2.73   2,487,750   $  2.73
$4.50-$6.30.............  3,341,056      9.60     $  5.06   3,341,056   $  5.06
$7.50...................    897,834      9.70     $  7.50     897,834   $  7.50
$11.50-$12.50...........  1,170,000      9.73     $ 11.50   1,170,000   $ 11.50
$93.63-$131.00..........    151,000      9.91     $115.91     151,000   $115.91
                         ----------                        ----------
$0.03-$131.00........... 14,637,958      9.02     $  4.37  14,637,958   $  4.37
                         ==========                        ==========

   Foundry accounts for stock options issued to employees under APB Opinion 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. However, Foundry is required under SFAS No. 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

                             FOUNDRY NETWORKS, INC.

These amounts have not been reflected in Foundry's statements of operations because no compensation charge arises when the price of the employees' stock options equals the market value of the underlying stock at the grant date, as in the case of most options granted to Foundry's employees. Had compensation expense been determined consistent with SFAS No. 123, net income would have decreased and losses would have increased to the following pro forma amounts (in thousands, except per share data):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        1998     1999    2000
                                                       -------  ------- -------
   Net income (loss) as reported...................... $(9,352) $22,872 $88,121
   Pro forma net income (loss)........................  (9,483)  19,448  10,360
   Basic net income (loss) per share as reported......   (0.35)    0.42    0.80
   Pro forma net income (loss) per share..............   (0.35)    0.35    0.09
   Diluted net income (loss) per share as reported....   (0.35)    0.20    0.69
   Pro forma diluted net income (loss) per share......   (0.35)    0.17    0.08

   The weighted average fair value of stock options granted under all plans during 1998, 1999 and 2000 was $0.04, $2.70 and $23.61, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in 1998, 1999 and 2000 was estimated on the grant date using the Black-Scholes model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Foundry's employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options. The following weighted-average assumptions were used to estimate fair value:

                                                     Employee Stock Purchase
                             Stock Option Plan                 Plan
                          -------------------------  -------------------------
                           1998     1999     2000    1998   1999       2000
                          -------  -------  -------  ---- ---------  ---------
Average risk free
 interest rate..........     5.98%    5.56%    6.23% --        5.21%      5.41%
Average expected life of
 option.................  4 years  4 years  4 years  --   1.8 years  1.9 years
Dividend yield..........        0%       0%       0% --           0%         0%
Volatility of common
 stock..................     0.01%    55.0%    80.0% --        80.0%      80.0%

   The weighted-average fair value of shares issued under the 1999 Employee Stock Purchase Plan for 1999 and 2000 were $7.21 and $14.92 per share, respectively.

   In connection with the issuance of certain stock options to employees, Foundry has recorded deferred stock compensation in the aggregate amount of approximately $4.7 million, $17.3 million, and $300,000 in 1998, 1999, and 2000, respectively, representing the difference between the deemed fair value of Foundry's common stock for accounting purposes and the exercise price of stock options at the date of grant. Foundry is amortizing the deferred stock compensation expense over the vesting period, generally four years. For the years ended December 31, 1998, 1999 and 2000, amortization expense was approximately $727,000, $9.5 million and $6.2 million, respectively. At December 31, 2000, the remaining deferred stock compensation of approximately $5.6 million will be amortized as follows: $3.6 million in 2001, $1.6 million in 2002 and $400,000 in 2003. The amortization expense relates to options granted to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. Approximately $306,000 of future compensation expense was recaptured in 2000 as a result of employee terminations.

                             FOUNDRY NETWORKS, INC.

7. 401(k) PLAN:

   Foundry provides a tax-qualified employee savings and retirement plan which entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which is $10,000 in calendar year 2000. Foundry may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. Foundry has made no matching or discretionary contributions to date.

8. SUBSEQUENT EVENTS (unaudited):

   In January 2001, the number of common shares reserved for issuance under the 1996 Stock Plan increased from 51,235,683 to 56,235,683 shares in accordance with the automatic annual share increase provision stated in the 1996 Stock Plan. The Company also granted options to purchase 3,888,050 and 1,982,000 shares of common stock under the 1996 Stock Option Plan and the 2000 Non-Executive Stock Option Plan, respectively.

   In January 2001, the number of common shares reserved for issuance under the 1999 Employee Stock Purchase Plan increased from 3,000,000 to 4,500,000 shares in accordance with the automatic annual share increase provision stated in the 1999 Employee Stock Purchase Plan.

   In January 2001, the Board of Directors authorized the Company to establish a stock repurchase program pursuant to which up to 5,000,000 shares of its common stock may be repurchased in the open market or in private transactions from time to time until January 1, 2002 using available cash reserves. Such repurchases may be used to partially offset the dilution caused by the issuance of additional shares under the Company's stock plans. The Company currently anticipates that repurchased shares will be retired and returned to the status of authorized but unissued common stock.

   In February 2001, the Company invested $2.5 million in a privately-held company which is also a customer. The Company's investment in the company is significantly less than 20% and, as such, the Company will not have the ability to exercise significant influence. Accordingly, this investment will be carried at the lesser of cost or estimated realizable value.

   In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Foundry is currently analyzing the validity of these claims and exploring potential courses of action.

                             FOUNDRY NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

            Column A               Column B    Column C   Column D   Column E
            --------             ------------ ---------- ---------- ----------
                                  Balance at  Charged to            Balance at
                                 Beginning of Costs and               End of
          Description               Period     Expenses  Deductions   Period
          -----------            ------------ ---------- ---------- ----------
Year ended December 31, 1998:
Allowance for doubtful
 accounts.......................     10,000      389,000       --      399,000
Allowance for sales returns.....        --           --        --          --
Reserve for excess and obsolete
 inventory......................    106,000    1,012,000    47,000   1,071,000
Warranty accrual................     24,000      331,000       --      355,000
Year ended December 31, 1999:
Allowance for doubtful
 accounts.......................    399,000    1,269,000   314,000   1,354,000
Allowance for sales returns.....        --     1,187,000   572,000     615,000
Reserve for excess and obsolete
 inventory......................  1,071,000    3,827,000 1,619,000   3,279,000
Warranty accrual................    355,000    3,200,000 1,463,000   2,092,000
Year ended December 31, 2000:
Allowance for doubtful
 accounts.......................  1,354,000    4,698,000 1,791,000   4,261,000
Allowance for sales returns.....    615,000    3,734,000 2,848,000   1,501,000
Reserve for excess and obsolete
 inventory......................  3,279,000   13,558,000 4,379,000  12,458,000
Warranty accrual................  2,092,000    2,240,000 1,491,000   2,841,000

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information regarding the Company's executive officers is set forth above in Item 1 under the caption "Business--Executive Officers." The information regarding the Company's directors is incorporated by reference from the information under the caption "Proposal No. 1--Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"). This item also incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

   Incorporated by reference from the information under the captions "Proposal No. 1--Election of Directors," "Compensation of Executive Officers," "Option Grants in Last Fiscal Year," "Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values," "Change of Control Agreements with Named Executive Officers," "Compensation Committee Report on Executive Compensation," "Transactions with Management," and "Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference from the information under the captions "Record Date; Voting Securities," "Common Stock Ownership of Certain Beneficial Owners and Management" and "Change of Control Agreements with Named Executive Officers" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated by reference from the information under the caption "Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

     (1) Consolidated Financial Statements and Report of Independent Public Accountants

     (2) Financial Statement Schedules

   See "Item 8. Financial Statements and Supplementary Data--Schedule II-- Valuation and Qualifying Accounts." Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 Number Description
 ------ -----------
  3.1   Amended and Restated Certificate of Incorporation of Foundry Networks,
        Inc. (Amended and Restated Certificate of Incorporation filed as
        Exhibit 3.2 to Registrant's Registration Statement on Form S-1
        (Commission File No. 333-82577) and incorporated herein by reference;
        Certificate of Amendment to the foregoing filed as Exhibit 3.1 to
        Registrant's Quarterly Report on Form 10-Q for the quarter ended June
        30, 2000 and incorporated herein by reference.)

  3.2   Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit
        3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 2000 and incorporated herein by reference.)

 10.1   1996 Stock Plan *

 10.2   1999 Employee Stock Purchase Plan **

 10.3   1999 Directors' Stock Option Plan **

 10.5   OEM Purchase Agreement dated January 6, 1999 between Foundry Networks,
        Inc. and Hewlett-Packard Company, Workgroup Networks Division. ***

 10.6   Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc.
        and Mitsui & Co., Ltd. ***

 10.11  Lease agreement dated September 28, 1999, between Foundry Networks,
        Inc., and Legacy Partners Commercial Inc., for offices located at 2100
        Gold Street, San Jose, CA 95002. ****

 21.1   List of Subsidiaries

 23.1   Consent of Arthur Andersen LLP, Independent Public Accountants

 24.1   Power of Attorney. (appears on the signature page of this report)

--------
* Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company's Definitive Proxy Statement for such meeting (Commission File No. 000-26689).
** Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577).
*** Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.
**** Incorporated herein by reference to the exhibit filed with the Company's
     Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.

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

Date: March 29, 2000

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

              Signature                          Title                   Date
              ---------                          -----                   ----
    /s/ Bobby R. Johnson, Jr.          President. Chief Executive   March 29, 2001
______________________________________  Officer and Chairman of
       (Bobby R. Johnson, Jr.)          the Board of Directors
                                        (Principal Executive
                                        Officer)


      /s/ Timothy D. Heffner           Vice President, Finance &    March 29, 2001
______________________________________  Administration, Chief
         (Timothy D. Heffner)           Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ Seth D. Neiman             Director                     March 29, 2001
______________________________________
           (Seth D. Neiman)

      /s/ Andrew K. Ludwick            Director                     March 29, 2001
______________________________________
         (Andrew K. Ludwick)

      /s/ Alfred J. Amoroso            Director                     March 29, 2001
______________________________________
         (Alfred J. Amoroso)

     /s/ C. Nicholas Keating           Director                     March 29, 2001
______________________________________
        (C. Nicholas Keating)

       /s/ J. Steven Young             Director                     March 29, 2001
______________________________________
          (J. Steven Young)

                               Index to Exhibits

 Number Description
 ------ -----------
 21.1   List of Subsidiaries
 23.1   Consent of Arthur Andersen LLP, Independent Public Accountants