Form 10-Q
period 2001-03-31
FOUNDRY NETWORKS INC
filed 2001-05-14
CIK 1090071

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                               Yes [X]    No [_]

     As of May 10, 2001, there were 119,362,981 shares of the registrant's common stock outstanding, par value $0.0001.

================================================================================

                                     INDEX

                                                                                                                         Page
                                                                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........................         3

          Condensed Consolidated Statements of Income for the Three Months Ended
          March 31, 2001 and 2000..................................................................................         4

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March
          31, 2001 and 2000........................................................................................         5

          Notes to Condensed Consolidated Financial Statements.....................................................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................        11

          Risk Factors That May Affect Future Results and Market Price of Stock....................................        15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................................        24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................................        25

Item 2.   Changes in Securities and Use of Proceeds................................................................        25

Item 3.   Defaults Upon Senior Securities..........................................................................        25

Item 4.   Submission of Matters to a Vote of Security Holders......................................................        25

Item 5.   Other Information........................................................................................        25

Item 6.   Exhibits and Reports on Form 8-K.........................................................................        25

SIGNATURES.........................................................................................................        27

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                            FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                           March 31,    December 31,
                                                                                             2001           2000
                                                                                             ----           ----
                                          ASSETS                                          (unaudited)        (1)
Current assets:
  Cash and cash equivalents..............................................................  $ 209,676     $ 168,429
  Short-term investments.................................................................     51,704        83,816
  Accounts receivable, net...............................................................     56,537        64,573
  Inventories, net.......................................................................     63,359        51,593
  Deferred tax assets....................................................................     13,712        13,715
  Prepaid expenses and other current assets..............................................      3,845        10,693
                                                                                           ---------     ---------
     Total current assets................................................................    398,833       392,819
                                                                                           ---------     ---------

  Property and equipment, net............................................................      6,198         4,866
  Other long-term assets.................................................................      3,671           781
                                                                                           ---------     ---------
                                                                                           $ 408,702     $ 398,466
                                                                                           =========     =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................................  $  20,316     $  20,432
  Accrued payroll and related expenses...................................................      9,342        11,130
  Warranty accrual.......................................................................      2,999         2,841
  Other accrued expenses.................................................................      8,679         5,642
  Deferred revenue.......................................................................     12,997        13,405
                                                                                           ---------     ---------
     Total current liabilities...........................................................     54,333        53,450
                                                                                           ---------     ---------

Stockholders' equity:
  Common stock and additional paid-in capital:
     Issued and outstanding-- 119,130,077 and 118,076,155 shares at March 31, 2001 and
     December 31, 2000, respectively.....................................................    267,113       263,188
  Treasury stock.........................................................................         (4)           (4)
  Note receivable from stockholder.......................................................     (3,270)       (3,270)
  Deferred stock compensation............................................................     (4,444)       (5,580)
  Cumulative translation adjustment......................................................        181            61
  Retained earnings......................................................................     94,793        90,621
                                                                                           ---------     ---------
     Total stockholders' equity..........................................................    354,369       345,016
                                                                                           ---------     ---------
                                                                                           $ 408,702     $ 398,466
                                                                                           =========     =========

(1) Derived from audited financial statements

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 2001            2000
                                                                               --------        --------
                                                                                     (unaudited)
Revenue, net...............................................................    $ 82,551        $ 70,014
Cost of revenue............................................................      38,888          24,843
                                                                               --------        --------
     Gross profit..........................................................      43,663          45,171
                                                                               --------        --------
Operating expenses
  Research and development.................................................       7,900           3,941
  Sales and marketing......................................................      24,817          10,093
  General and administrative...............................................       5,947           1,818
  Amortization of deferred stock compensation..............................       1,135           1,953
                                                                               --------        --------
     Total operating expenses..............................................      39,799          17,805
                                                                               --------        --------
Income from operations.....................................................       3,864          27,366
Interest income, net.......................................................       2,865           2,041
                                                                               --------        --------
Income before provision for income taxes...................................       6,729          29,407
Provision for income taxes.................................................       2,557          11,321
                                                                               --------        --------
     Net income............................................................    $  4,172        $ 18,086
                                                                               ========        ========
Basic net income per share.................................................    $   0.04        $   0.17
                                                                               ========        ========
Weighted average shares used in computing basic net income per
 share.....................................................................     115,829         105,084
                                                                               ========        ========
Diluted net income per share...............................................    $   0.03        $   0.14
                                                                               ========        ========
Weighted average shares used in computing diluted net income per
 share.....................................................................     124,857         126,639
                                                                               ========        ========


    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                             2001          2000
                                                                                           --------      --------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................   $  4,172      $ 18,086
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.......................................................................        706           207
     Amortization of deferred stock compensation........................................      1,136         1,953
     Provision for allowance for doubtful accounts......................................      3,044           193
     Provision for excess and obsolete inventories......................................      7,464           646
     Tax benefit from stock option exercises............................................         --         5,927
  Change in operating assets and liabilities:
     Accounts receivable................................................................      4,992       (10,972)
     Inventories........................................................................    (19,230)       (4,247)
     Other assets.......................................................................      6,461        (2,422)
     Accounts payable...................................................................       (116)       12,782
     Accrued payroll and related benefits...............................................     (1,788)        1,763
     Income taxes payable...............................................................      3,546          (580)
     Other accrued liabilities..........................................................       (351)         (485)
     Deferred revenue...................................................................       (408)        2,391
                                                                                           --------      --------
        Net cash provided by operating activities.......................................      9,628        25,242
                                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...................................................     (2,038)         (881)
  Maturities of short-term investments..................................................     78,532        25,000
  Purchases of short-term investments...................................................    (46,420)      (51,580)
  Purchase of equity investment.........................................................     (2,500)           --
                                                                                           --------      --------
        Net cash provided by (used in) investing activities.............................     27,574       (27,461)
                                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITY
  Proceeds from issuance of common stock................................................      3,925         1,427
                                                                                           --------      --------
        Net cash provided by financing activity.........................................      3,925         1,427
                                                                                           --------      --------

     Effect of exchange rate changes on cash............................................        120            --
                                                                                           --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................     41,247          (792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................    168,429       120,378
                                                                                           --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................   $209,676      $119,586
                                                                                           ========      ========

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Information for the three months ended March 31, 2001 and 2000 is unaudited)


1. BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively "Foundry" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Foundry's Annual Report on Form 10-K filed with the SEC.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2001.


2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

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

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the March 31, 2001 presentation.


Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for excess and obsolete inventories, product warranty, allowances for doubtful accounts, sales returns, income taxes, and depreciation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.


Cash, Cash Equivalents and Short-Term Investments

     Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

     Foundry accounts for its investments under the provision of Statement of Financial Accounting Standards (SFAS) No. 115,"Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of March 31, 2001 and December 31, 2000, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of commercial paper, corporate and investment grade U.S. debt securities.

     Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                                                          March 31, 2001
                                                                                          --------------
                                                                                       Gross         Gross
                                                                        Amortized    Unrealized    Unrealized    Estimated
                                                                          Cost         Gains         Losses      Fair Value
                                                                          ----         -----         ------      ----------
     Money market funds...............................................  $  11,397    $       --    $       --    $   11,397
     Commercial paper.................................................    101,344            --            (3)      101,341
     Government securities............................................     84,654            58            (3)       84,709
     Corporate debt securities........................................      7,900            --            --         7,900
                                                                        ---------    ----------    ----------    ----------
                                                                        $ 205,295    $       58    $       (6)   $  205,347
                                                                        =========    ==========    ==========    ==========

     Included in cash and cash equivalents............................  $ 153,591    $       --    $       --    $  153,591
     Included in short-term investments...............................     51,704            58            (6)       51,756
                                                                        ---------    ----------    ----------    ----------
                                                                        $ 205,295    $       58    $       (6)   $  205,347
                                                                        =========    ==========    ==========    ==========

                                                                                         December 31, 2000
                                                                                         -----------------
                                                                                       Gross         Gross
                                                                        Amortized    Unrealized    Unrealized    Estimated
                                                                          Cost         Gains         Losses      Fair Value
                                                                          ----         -----         ------      ----------
     Money market funds...............................................  $   9,844    $       --    $       --    $    9,844
     Commercial paper.................................................     91,779            --           (19)       91,760
     Government securities............................................     97,648            28            --        97,676
     Corporate debt securities........................................      3,080            --            --         3,080
                                                                        ---------    ----------    ----------    ----------
                                                                        $ 202,351    $       28    $      (19)   $  202,360
                                                                        =========    ==========    ==========    ==========

     Included in cash and cash equivalents............................  $ 118,535    $       --    $       (6)   $  118,529
     Included in short-term investments...............................     83,816            28           (13)       83,831
                                                                        ---------    ----------    ----------    ----------
                                                                        $ 202,351    $       28    $      (19)   $  202,360
                                                                        =========    ==========    ==========    ==========

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                   March 31,    December 31,
                                                     2001           2000
                                                     ----           ----
      Purchased parts............................   $42,366       $31,975
      Work-in-process............................    17,776        16,935
      Finished goods.............................     3,217         2,683
                                                    -------       -------
                                                    $63,359       $51,593
                                                    =======       =======

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


Equity Investment

     Foundry has a $2.5 million equity investment in a development stage private company, who is also a customer. Foundry's interest in the company is significantly less than 20% and, as such, Foundry will not have the ability to exercise significant influence. Accordingly, this investment is carried at the lesser of cost or estimated realizable value and any gains or losses, net of tax, are included in stockholders' equity. As of March 31, 2001, no unrealized gains or losses have been recorded. This investment is included in other long-term assets in the accompanying condensed consolidated balance sheet as of March 31, 2001.


Revenue Recognition

     Foundry's revenue recognition policy follows SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's warranty period extends 12 months from the date of sale. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

     For the three months ended March 31, 2001, no customers individually accounted for greater than 10% of our net revenue.

     Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry's export sales represented 37.5% and 18.8% of net revenue for the three months ended March 31, 2001 and 2000, respectively. Sales to individual countries outside of the United States represent less than 10% of revenue.


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


Computation of Per Share Amounts

     Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended March 31, 2001 and 2000, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.


                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                -----------------
                                                                                                2001         2000
                                                                                                ----         ----
                                                                                              (in thousands, except
                                                                                                 per share data)
Net income.................................................................................   $  4,172     $ 18,086
                                                                                              ========     ========
Basic:
  Weighted average shares of common stock outstanding......................................    118,697      114,580
  Less: Weighted average shares subject to repurchase......................................     (2,868)      (9,496)
                                                                                              --------     --------
  Weighted average shares used in computing basic net income per common share..............    115,829      105,084
                                                                                              ========     ========
Basic net income per common share..........................................................   $   0.04     $   0.17
                                                                                              ========     ========
Diluted:
  Weighted average shares of common stock outstanding......................................    118,697      114,580
  Add: Weighted average dilutive potential common stock....................................      6,160       12,059
                                                                                              ========     ========
  Weighted average shares used in computing diluted net income per common share............    124,857      126,639
                                                                                              ========     ========
Diluted net income per common share........................................................   $   0.03     $   0.14
                                                                                              ========     ========

Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) to account for stock-based compensation arrangements. Foundry has elected to determine the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair value of the shares at the date of grant.


Recent Accounting Pronouncement

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a material effect on Foundry's financial position or results of operations.


3. COMPREHENSIVE INCOME

     Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three months ended March 31, 2000 and 2001 were immaterial and comprised only of foreign currency translation adjustments.


4. LITIGATION

     In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. On April 6, 2001, the court consolidated all actions and directed plaintiffs to file a consolidated complaint. The court also selected lead plaintiffs and approved lead plaintiffs' choice of counsel. Foundry has reviewed the lawsuits, believes them to be without merit and intends to seek dismissal of the lawsuits at its first opportunity.

     In addition, the Company from time to time is a party to various legal proceedings arising from the ordinary course of its business and/or third-party claims alleging infringement of proprietary rights with respect to Foundry's existing or future products. In fiscal 2000, Foundry received letters from both IBM and Nortel alleging that certain of Foundry's products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Foundry is currently analyzing the validity of these claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.


Overview

     Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers. From our inception in May 1996 through December 1997, our operating activities related primarily to developing, building and testing prototype products, building our engineering and manufacturing infrastructure, commencing the staffing of our marketing, sales and technical support organizations, and establishing relationships with customers. We commenced commercial shipments of our FastIron workgroup Layer 2 switch in May 1997, the initial product released in our family of stackable products. We shipped NetIron, our first generation Layer 3 switch, in June 1997. During the second quarter of 1998, we shipped the first products in our Layer 4-7 ServerIron family. We shipped BigIron, our second generation of midsize and large-scale chassis-based products, in the third quarter of 1998. In May 2000, we began shipping our new product line of high-performance Internet backbone routers, NetIron400 and NetIron800.

     We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. Foundry's revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's warranty period extends 12 months from the date of sale. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

     Our cost of revenue consists primarily of material, labor, manufacturing overhead, provision for excess and obsolete inventories and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM/Co-branding relationships with Hewlett-Packard, Lucent Technologies and UTstarcom. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Mexico, Brazil, Netherlands, Germany, Australia, New Zealand, Dubai, Hong Kong, South Korea, and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue.

     We generated net income of $88.1 million for the year ended December 31, 2000 and $4.2 million for the three months ended March 31, 2001. As of March 31, 2001, we had retained earnings of $94.8 million. Although we have been profitable in each quarter since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. In addition, our results will fluctuate from quarter to quarter due to factors in our industry and the broad macro-economic arena that are outside of our control, including the recent economic downturn. During the first quarter of 2001, we received a lower than anticipated amount of product orders as a result of decreased or delayed capital spending by existing and prospective customers and the slowing U.S. economy. As a result of our lower than expected sales, higher inventory balances, sale price reductions for certain products and variations in our product sales mix, our gross margins as a percentage of revenue decreased in the first quarter. Due to a number of factors which are discussed in more detail below, our selling prices and gross margins may decrease as a result of our efforts to compete aggressively, reduce our inventory levels and maintain sales levels.


Results of Operations

     The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated:

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                       2001      2000
                                                       -----     -----
                                                         (unaudited)
     Revenue, net....................................  100.0%    100.0%
     Cost of revenue.................................   47.1      35.5
                                                       -----     -----
          Gross profit...............................   52.9      64.5
                                                       -----     -----
     Operating expenses:
        Research and development.....................    9.6       5.6
        Sales and marketing..........................   30.0      14.4
        General and administrative...................    7.2       2.6
        Amortization of deferred stock compensation..    1.4       2.8
                                                       -----     -----
          Total operating expenses...................   48.2      25.4
                                                       -----     -----
     Income from operations..........................    4.7      39.1
     Interest income, net............................    3.5       2.9
                                                       -----     -----
     Income before provision for income taxes........    8.2      42.0
     Provision for income taxes......................    3.1      16.2
                                                       -----     -----
     Net income......................................    5.1%     25.8%
                                                       =====     =====

     Net revenue. Net revenue increased 18% from $70.0 million for first quarter 2000 to $82.6 million for first quarter 2001. The increase in revenue was due to the market's growing acceptance of Foundry's Gigabit Ethernet technology, expanded product offerings and our increased sales and marketing efforts. Historical growth rates of revenue may not be indicative of future results.

     For the three months ended March 31, 2001, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 37.5% of our net revenue for the three months ended March 31, 2001. No individual country accounted for 10% or more of total revenue.

     Gross profit. Gross profit decreased slightly from $45.2 million for first quarter 2000 to $43.7 million for first quarter 2001. As a percentage of revenue, gross profit decreased from 64.5% for first quarter 2000 to 52.9% for first quarter 2001. The decrease as a percentage of revenue was due to a combination of lower average selling prices, fluctuations in the product mix and lower volume efficiencies combined with a higher provision for excess and obsolete inventories resulting from lower than anticipated product demand. Our gross profit may be adversely affected by increases in material or labor costs, heightened price competition, component shortages, changes in channels of distribution, product and geographic mix, as well as the mix of configurations within each product group. Downward pressures on our gross profit may be further impacted by increased percentage of revenue from service providers, international purchasers or through our OEMs, all of which may have lower margins, or an increase in product costs. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provision for excess and obsolete inventories. See also "Risk Factors That May Affect Future Results and Market Price of Stock - Our gross margin may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors."

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased from $3.9 million for first quarter 2000 to $7.9 million for first quarter 2001. The increase was due to the hiring of additional engineering personnel, expenses associated with the development of our new product offerings and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $10.1 million for first quarter 2000 to $24.8 million for first quarter 2001. The increase was primarily due to a significant increase in our sales and marketing personnel, related commissions expense, increased advertising, trade show and promotional expenses associated with the introduction of new products and general corporate branding. We expect sales and marketing expenses will not change significantly in the near term due to the uncertainty of customers' spending patterns in the current economic environment.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, bad debt expense, facilities expenses and other general corporate expenses. General and administrative expenses increased from $1.8 million for first quarter 2000 to $5.9 million for first quarter 2001. The increase was due to the addition of personnel, an increase in the provision for doubtful accounts receivable and increases in related facilities expenses and other general corporate expenses consistent with the increased scale of operations. During the first quarter of 2001, we recorded a provision for doubtful accounts receivable of $3.0 million to provide for potential uncollectible accounts due to the impact of the softening economy on our customer base. We expect general and administrative expenses will not change significantly in the near term due to the uncertainty of customers' spending patterns in the current economic environment.

     Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $300,000 in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $2.0 million and $1.1 million for the three month periods ended March 31, 2000 and 2001, respectively. At March 31, 2001, we had approximately $4.4 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

     Interest income, net. Interest income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts less any interest expense incurred on capital lease obligations. Net interest income increased from $2.0 million in first quarter 2000 to $2.9 million in first quarter 2001. The increase was due to higher cash and investment balances generated primarily from operating cash flows.

     Income taxes. We have recorded an income tax provision for the three months ended March 31, 2001 of $2.6 million compared to $11.3 million for the same period in 2000. The effective tax rates for the three months ended March 31, 2001 and 2000 were 38.0% and 38.7%, respectively, based upon the estimated annualized tax rates.


Liquidity and Capital Resources

     At March 31, 2001 Foundry had cash and cash equivalents and short-term investments totaling $261.4 million compared to $252.2 million at December 31, 2000, an increase of $9.2 million. The increase was due to the Company's continued profitability for the ninth consecutive quarter. Cash equivalents consisted of commercial paper, corporate and government debt securities and cash deposited in money market accounts with original maturities of less than three months. Short-term investments were comprised of commercial paper, corporate and U.S. debt securities with original maturities greater than three months but less than one year.

     Cash provided by operating activities was $25.2 million and $9.6 million for the three months ended March 31, 2000 and 2001, respectively. The decrease was primarily due to lower net income, the absence of a tax benefit from stock option exercises, lower accounts payable and higher inventory purchases in the first quarter of 2001 offset by an increase in income taxes payable and a significant decrease in accounts receivable. Our inventory levels increased during the first quarter of 2001 due to lower than anticipated sales volume and increased purchases to secure the supply of certain components to support our new product introductions. Such increases in inventories reduce our cash and short-term investments. We will continue to focus on inventory management to achieve strategic inventory levels.

     For the three months ended March 31, 2000, cash utilized in investing activities was $27.5 million, which primarily represents purchases of short-term investments offset by proceeds from maturities of short-term investments and, to a lesser extent, purchases of fixed assets. During the three months ended March 31, 2001, cash provided from investing activities was $27.6 million, which primarily consisted of proceeds from maturities of our short-term investments offset by reinvestments of those proceeds into other short-term securities and, to a lesser extent, purchases of fixed assets and an equity investment.

     Financing activities provided $1.4 million and $3.9 million in cash for the three months ended March 31, 2000 and 2001, respectively, and consisted of proceeds from the issuance of common stock upon the exercise of stock options.

     As of March 31, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

     We believe that our cash and short-term investment balances at March 31, 2001 will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

Risk Factors That May Affect Future Results and Market Price of Stock

Although we have been profitable since first quarter 1999, we may not be able to maintain profitability in the future.

     We generated net income of $4.2 million for the three months ended March 31, 2001 and $88.1 million for the year ended December 31, 2000. As of March 31, 2001, we had retained earnings of $94.8 million. We may incur increased costs and expenses related to:

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

     When market conditions stabilize, we may increase our operating expenses to expand our sales and marketing efforts, expand our customer support capabilities, finance increased levels of research and development and build our operational and administrative infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.


Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

     Prior to fiscal 2000, a limited number of customers and resellers accounted for a significant portion of our revenue. For the first quarter ended March 31, 2001 and the year ended December 31, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

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

     Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In the future, our revenue may grow at a slower rate or not at all and on a quarter-to-quarter basis may be significantly lower than our historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. We expect that our operating expenses will increase if we expand our sales and marketing operations and as we continue to develop new products. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material depending on the number of stock options exercised and the fair market value of our common stock during such period. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.


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

     If we are unable to effectively expand, train and retain our domestic sales and support staff or establish our indirect distribution channels, our ability to grow and increase revenue could be harmed. Expansion of our direct sales operation may not be successfully implemented and the cost of any expansion may exceed the revenue generated.

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

     . we have lost and may lose ISP customers who fail due to the highly competitive nature of their business or do not survive as a result of mergers and acquisitions in the ISP industry; and

     . if the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could decline.

     Due to these factors, we may not successfully increase our penetration of the ISP market or maintain our current level of sales in this market.


Our revenue may be adversely affected by a reduction in outside financing made available to our emerging company customers.

     Our customer base includes emerging enterprise, telecommunications and Internet companies who rely on venture capital firms and other similar financing sources to fund their operations and growth. Due to the slowdown of the economy and other factors, many of these customers are finding it increasingly difficult to obtain financing on attractive terms, if at all. Some of these companies have been unable to raise adequate capital and have reduced or ceased their purchases of our products and some have been unable to pay or have delayed payment for products they had previously purchased. Such reductions in spending or payment defaults by this segment of our customer base have had and may have an adverse effect on our operating results.

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


Our gross margin may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

     Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. We anticipate that the average selling prices of our products will decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, with the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results, or financial condition.

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

     We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. In spite of the economic downturn, competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have received one claim like this from another company and we may receive additional claims in the future. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

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

     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom and Total Network Solutions in Europe, Mitsui in Japan, Bell Canada in Canada, Shanghai Gentek in China and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from international sales depends on Mitsui's ability to sell our products and on the strength of the Japanese economy which has been weak in recent years.

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

     We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Sanmina, Finisar, Hewlett-Packard, Intel, Fujitsu, Samsung and QCS Limited. Our principal limited-sourced components include dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components,microprocessors and power supplies. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders.

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

     We experienced rapid growth which placed, and continues to place, a significant strain on our resources. Our revenue increased significantly from fiscal 1999 to 2000, and our headcount increased from 222 employees in 1999 to 572 in 2000. Our management team has relatively limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

     . improve existing and implement new operational and financial systems, procedures and controls;

     .    hire, train and manage additional qualified personnel; and

     . effectively manage multiple relationships with our customers, suppliers and other third parties.

     Our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. We are currently implementing an Enterprise Resource Planning (ERP) system to meet the needs associated with the growth of our operations. As our international operations grow, we will need to expand our support and communications infrastructure overseas as well. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.


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

     From time to time third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In fiscal 2000, we received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. We are currently analyzing the validity of these claims. Regardless of the merit of these claims, our investigation could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. If there is a successful claim of infringement by any third party, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be harmed.


Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2000, the closing sale prices of our common stock on the Nasdaq Stock Market (taking into consideration any stock splits) ranged from $13.00 to $207.56. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.


We face litigation risks.

     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the class action lawsuits pending against us as indicated in Item 1 "Legal Proceedings," and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.


Management beneficially owns approximately 27.3% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

     Foundry's directors and executive officers beneficially own approximately 27.3% of our outstanding common stock as of March 31, 2001. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry and its directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry's common stock.


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

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. On April 6, 2001, the court consolidated all actions and directed plaintiffs to file a consolidated complaint. The court also selected lead plaintiffs and approved lead plaintiffs' choice of counsel. Foundry has reviewed the lawsuits, believes them to be without merit and intends to seek dismissal of the lawsuits at its first opportunity.

     In addition, the Company is a party to various legal proceedings arising from the ordinary course of its business and/or third-party claims alleging infringement of proprietary rights with respect to our existing or future products. In fiscal 2000, we received letters from both IBM and Nortel alleging that certain of our products that operate on industry standards may infringe one or more of their patents. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Foundry is currently analyzing the validity of these claims. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock."


Item 2. Changes in Securities.

     None.


Item 3. Defaults Upon Senior Securities.

     None.


Item 4. Submission of Matters to a Vote Of Security Holders.

     None.


Item 5. Other Information.

     None.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

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

    3.2   Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as
          Exhibit 3.2 to Registrant'sQuarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

    10.1  1996 Stock Plan *

   10.2   1999 Employee Stock Purchase Plan **

   10.3   1999 Directors' Stock Option Plan **

   10.4 OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett- Packard Company, Workgroup Networks Division. ***

   10.5 Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. ***

   10.6 Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. ****

   10.7   2000 Non-Executive Stock Option Plan *****

_________

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

*****Incorporated herein by reference to the exhibit filed with the Company's
     Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(b) Reports on Form 8-K.

    None.

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

Date: May 14, 2001