Form 10-Q
period 2001-06-30
FOUNDRY NETWORKS INC
filed 2001-08-14
CIK 1090071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

                        Commission file number 000-26689

                               ----------------

                             FOUNDRY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0431154
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

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

                                      N/A

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

   As of August 7, 2001, there were 120,254,653 shares of the registrant's common stock outstanding, par value $0.0001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                      Page
                                                                      ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30,
          2001 and December 31, 2000..........................                3

          Condensed Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 2001 and 2000...                4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2001 and 2000.........                5

          Notes to Condensed Consolidated Financial
          Statements..........................................                6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................               12

          Risk Factors That May Affect Future Results and
          Market Price of Stock...............................               16

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................               25

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...................................               27

 Item 2.  Changes in Securities and Use of Proceeds...........   Not applicable

 Item 3.  Defaults Upon Senior Securities.....................   Not applicable

          Submission of Matters to a Vote of Security
 Item 4.  Holders.............................................               27

 Item 5.  Other Information...................................   Not applicable

 Item 6.  Exhibits and Reports on Form 8-K....................               28

 SIGNATURES....................................................              29

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)      (1)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $189,706     $168,429
  Short-term investments..............................    70,218       83,816
  Accounts receivable, net............................    68,968       64,573
  Inventories.........................................    50,801       51,593
  Deferred tax assets.................................    14,397       13,715
  Prepaid expenses and other current assets...........     2,794       10,693
                                                        --------     --------
    Total current assets..............................   396,884      392,819
                                                        --------     --------

  Property and equipment, net.........................     6,489        4,866
  Other long-term assets..............................     4,297          781
                                                        --------     --------
                                                        $407,670     $398,466
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $  8,480     $ 20,432
  Accrued payroll and related expenses................    10,210       11,130
  Warranty accrual....................................     2,999        2,841
  Other accrued expenses..............................     6,740        5,642
  Deferred support revenue............................    10,287       13,405
                                                        --------     --------
    Total current liabilities.........................    38,716       53,450
                                                        --------     --------
Stockholders' equity:
  Common stock and additional paid-in capital:
    Issued and outstanding--119,711,938 and
     118,076,155 shares at June 30, 2001 and December
     31, 2000, respectively...........................   272,994      263,184
  Note receivable from stockholder....................    (3,270)      (3,270)
  Deferred stock compensation.........................    (3,021)      (5,580)
  Cumulative translation adjustment...................       (50)          61
  Retained earnings...................................   102,301       90,621
                                                        --------     --------
    Total stockholders' equity........................   368,954      345,016
                                                        --------     --------
                                                        $407,670     $398,466
                                                        ========     ========

--------
(1) Derived from audited consolidated financial statements

     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                              Three Months
                                                  Ended      Six Months Ended
                                                June 30,         June 30,
                                             --------------- -----------------
                                              2001    2000     2001     2000
                                             ------- ------- -------- --------
Revenue, net................................ $88,569 $88,790 $171,120 $158,805
Cost of revenue.............................  41,318  30,472   80,206   55,317
                                             ------- ------- -------- --------
    Gross profit............................  47,251  58,318   90,914  103,488
Operating expenses:
  Research and development..................   8,251   6,393   16,151   10,334
  Sales and marketing.......................  23,266  15,028   48,083   25,121
  General and administrative................   5,095   2,070   11,042    3,888
  Amortization of deferred stock
   compensation.............................     833   1,581    1,968    3,533
                                             ------- ------- -------- --------
    Total operating expenses................  37,445  25,072   77,244   42,876
                                             ------- ------- -------- --------
Income from operations......................   9,806  33,246   13,670   60,612
Interest and other income...................   2,304   2,700    5,169    4,741
                                             ------- ------- -------- --------
Income before provision for income taxes....  12,110  35,946   18,839   65,353
Provision for income taxes..................   4,602  13,492    7,159   24,813
                                             ------- ------- -------- --------
    Net income.............................. $ 7,508 $22,454 $ 11,680 $ 40,540
                                             ======= ======= ======== ========
Basic net income per share.................. $  0.06 $  0.21 $   0.10 $   0.38
                                             ======= ======= ======== ========
Weighted average shares used in computing
 basic net income per share................. 117,324 109,420  116,457  107,041
                                             ======= ======= ======== ========
Diluted net income per share................ $  0.06 $  0.18 $   0.09 $   0.32
                                             ======= ======= ======== ========
Weighted average shares used in computing
 diluted net income per share............... 126,241 126,640  125,448  126,760
                                             ======= ======= ======== ========


     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             2001       2000
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  11,680  $ 40,540
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation..........................................     1,671       510
    Amortization of deferred stock compensation...........     1,968     3,533
    Provision for allowance for doubtful accounts.........     5,349       582
    Provision for excess and obsolete inventories.........     8,668       654
    Change in deferred tax assets.........................      (682)   (1,777)
    Tax benefit from stock option exercises...............     3,792    17,024
  Change in operating assets and liabilities:
    Accounts receivable...................................    (9,744)  (25,303)
    Inventories...........................................    (7,876)  (11,531)
    Other assets..........................................     6,883    (1,027)
    Accounts payable......................................   (11,952)   18,931
    Accrued payroll and related benefits..................      (920)    4,545
    Income taxes payable..................................       --     (9,925)
    Other accrued liabilities.............................     1,256     2,557
    Deferred revenue......................................    (3,118)    5,023
                                                           ---------  --------
      Net cash provided by operating activities...........     6,975    44,336
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................    (3,294)   (2,148)
  Maturities of short-term investments....................   137,469    77,023
  Purchases of short-term investments.....................  (123,871)  (84,114)
  Purchase of equity investment...........................    (2,500)      --
                                                           ---------  --------
      Net cash provided by (used in) investing
       activities.........................................     7,804    (9,239)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITY
  Proceeds from issuances of common stock.................     6,609     3,094
                                                           ---------  --------
      Net cash provided by financing activity.............     6,609     3,094
                                                           ---------  --------
    Effect of exchange rate changes on cash...............      (111)      --
                                                           ---------  --------
INCREASE IN CASH AND CASH EQUIVALENTS.....................    21,277    38,191
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............   168,429   120,378
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $ 189,706  $158,569
                                                           =========  ========

     See accompanying notes to condensed consolidated financial statements.

                             FOUNDRY NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (Information for the three and six months ended June 30, 2001 and 2000 is unaudited)

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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2001.

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

   Certain items previously reported in specific financial statement captions have been reclassified to conform with the June 30, 2001 presentation.

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

                             FOUNDRY NETWORKS, INC.

   Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of June 30, 2001 and December 31, 2000, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of commercial paper, corporate and investment grade U.S. debt securities.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                    June 30, 2001
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
Money market funds..................  $ 15,477     $--        $--     $ 15,477
Commercial paper....................    97,512      --         --       97,512
Government securities...............    99,857       65         (2)     99,920
Corporate debt securities...........     4,400      --         --        4,400
                                      --------     ----       ----    --------
                                      $217,246     $ 65       $ (2)   $217,309
                                      ========     ====       ====    ========
Included in cash and cash
 equivalents........................  $147,028     $--        $--     $147,028
Included in short-term investments..    70,218       65         (2)     70,281
                                      --------     ----       ----    --------
                                      $217,246     $ 65       $ (2)   $217,309
                                      ========     ====       ====    ========

                                                  December 31, 2000
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
Money market funds..................  $  9,844     $--        $--     $  9,844
Commercial paper....................    91,779      --         (19)     91,760
Government securities...............    97,648       28        --       97,676
Corporate debt securities...........     3,080      --         --        3,080
                                      --------     ----       ----    --------
                                      $202,351     $ 28       $(19)   $202,360
                                      ========     ====       ====    ========
Included in cash and cash
 equivalents........................  $118,535     $--        $ (6)   $118,529
Included in short-term investments..    83,816       28        (13)     83,831
                                      --------     ----       ----    --------
                                      $202,351     $ 28       $(19)   $202,360
                                      ========     ====       ====    ========

 Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Purchased parts........................................ $30,862    $31,975
   Work-in-process........................................  16,279     16,935
   Finished goods.........................................   3,660      2,683
                                                           -------    -------
                                                           $50,801    $51,593
                                                           =======    =======

                             FOUNDRY NETWORKS, INC.

 Concentrations

   Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for potential doubtful accounts when deemed necessary.

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

 Equity Investment

   Foundry has a $2.5 million equity investment in a development stage private company, who is also a customer. Foundry's interest in the company is significantly less than 20% and, as such, Foundry will not have the ability to exercise significant influence. Accordingly, this investment is carried at the lesser of cost or estimated realizable value and any gains or losses, net of tax, are included in stockholders' equity. As of June 30, 2001, no unrealized gains or losses have been recorded. This investment is included in other long-term assets in the accompanying condensed consolidated balance sheet as of June 30, 2001.

 Revenue Recognition

   Foundry's revenue recognition policy follows SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's standard warranty period extends 12 months from the date of sale. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

   For the three and six months ended June 30, 2001, no customers individually accounted for greater than 10% of our net revenue.

   Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry's export sales represented 40% for the quarter ended June 30, 2001 compared to 19% for the same period in 2000. For the six months ended June 30, 2001 and 2000, sales to customers outside of the U.S. accounted for 39% and 20% of net revenue, respectively. For the three and six months ended June 30, 2001, sales to China represented 16% and 11% of net revenue, respectively. Sales to other individual countries outside of the United States represent less than 10% of revenue.

 Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by Foundry in 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services,

                             FOUNDRY NETWORKS, INC.

geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, Internet routers, and server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

 Computation of Per Share Amounts

   Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended June 30, 2001 and 2000, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock. The common-equivalent shares which were antidilutive and therefore, excluded from the diluted earnings per share computation for the three and six months ended June 30, 2001 were 10.5 million and 11.4 million shares, respectively.

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       --------------------  ------------------
                                         2001       2000       2001      2000
                                       ---------  ---------  --------  --------
                                       (in thousands, except per share data)
Net income...........................  $   7,508  $  22,454  $ 11,680  $ 40,540
                                       ---------  ---------  --------  --------
Basic:
  Weighted average shares of common
   stock outstanding.................    119,477    115,992   118,981   115,220
  Less: Weighted average shares
   subject to repurchase.............     (2,153)    (6,572)   (2,524)   (8,179)
                                       ---------  ---------  --------  --------
  Weighted average shares used in
   computing basic net income per
   common share......................    117,324    109,420   116,457   107,041
                                       =========  =========  ========  ========
Basic net income per common share....  $    0.06  $    0.21  $   0.10  $   0.38
                                       =========  =========  ========  ========
Diluted:
  Weighted average shares of common
   stock outstanding.................    119,477    115,992   118,981   115,220
  Add: Weighted average dilutive
   potential common stock............      6,764     10,648     6,467    11,540
                                       =========  =========  ========  ========
  Weighted average shares used in
   computing diluted net income per
   common share......................    126,241    126,640   125,448   126,760
                                       =========  =========  ========  ========
Diluted net income per common share..  $    0.06  $    0.18  $   0.09  $   0.32
                                       =========  =========  ========  ========

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

 Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and

                             FOUNDRY NETWORKS, INC.

intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The adoption of SFAS No. 141 and 142 will not have a material impact on the Company's financial position, results of operations, or cash flows.

   In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consolidation Paid to a Reseller of the Vendor's Products." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. The adoption of EITF 00-25 will not have a material impact on operating income, net income, or earnings per share.

3. COMPREHENSIVE INCOME

   Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and six months ended June 30, 2001 and 2000 were immaterial and comprised only of foreign currency translation adjustments.

4. INCOME TAXES

   The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduced taxes currently payable by $3.8 million and $17.0 million for the six months ended June 30, 2001 and 2000, respectively. Such benefits are credited to additional paid-in capital on the accompanying condensed consolidated balance sheets.

5. LITIGATION

   In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. On April 6, 2001, the court consolidated all actions and directed plaintiffs to file a consolidated complaint. The court also selected lead plaintiffs and approved lead plaintiffs' choice of counsel. On May 21, 2001, lead plaintiffs filed a consolidated amended complaint. Foundry has reviewed the consolidated amended complaint, believes it to be without merit and has filed a motion to dismiss this complaint in its entirety. The motion is scheduled for hearing in October 2001.

   From time to time the Company is subject to legal proceeding and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that

                             FOUNDRY NETWORKS, INC.

certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Overview

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers. Our product suite includes the NetIron family of Internet core routers, FastIron family of Gigabit Ethernet edge switches, BigIron family of Gigabit core switches and ServerIron family of Gigabit Ethernet intelligent network service switches for server farms. In June 2001, we introduced the JetCore ASIC chipset family which consists of different ASICs that provide various combinations of 10/100 or Gigabit Ethernet ports to deliver advanced switching and routing functionalities. Purpose-built to meet the feature, performance and scalability needs of the emerging high-bandwidth enterprise, Metro and Internet infrastructures, Foundry's JetCore chipset will be the foundation of Foundry's next-generation switching and routing platforms as well as the future revisions of Foundry's industry leading NetIron Internet routers and BigIron Layer 3 Gigabit Ethernet switches. In June 2001, we shipped the FastIron 4802, our first Layer 2/3 switch built with JetCore ASICs for the enterprise wiring closet and Metro access markets. JetCore ASICs will be incorporated into all of our next generation product lines by the end of fiscal 2001.

   We derive our revenue substantially from sales of our stackable and chassis-based products, including fees for customer support services related to our products. Foundry's revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In general, this results in revenue being recorded at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied or customer acceptance has been received. Revenue from customer support services is deferred and recognized on a straight-line basis over the contractual period, generally one year. At shipment date, Foundry establishes an accrual for estimated warranty expenses associated with its sales. Foundry's standard warranty period extends 12 months from the date of sale. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

   Our cost of revenue consists primarily of material, labor, manufacturing overhead, provision for excess and obsolete inventories and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM/Co-branding relationships with Hewlett-Packard, Lucent Technologies and UTstarcom. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Mexico, Brazil, Netherlands, Germany, Australia, New Zealand, Dubai, Hong Kong, South Korea, Japan, and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. For the six months ended June 30, 2001, sales to customers outside of the U.S. accounted for 39% of our net revenue compared with 20% for the same period in 2000.

   We generated net income of $88.1 million for the year ended December 31, 2000 and $11.7 million for the six months ended June 30, 2001. As of June 30, 2001, we had retained earnings of $102.3 million. Although we have been profitable for 10 consecutive quarters since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. The recent slowdown in the general economy and reduced capital spending in the technology sector have had a material adverse effect on some of our customers, with a number of such customers going out of business or substantially reducing their network expansion plans. As a result, these conditions have had a material adverse effect on our business and operating results. Due to these factors in our industry and the broad macro-economic arena that are outside of our control, our results will fluctuate from quarter to quarter. Additionally, due to a number of factors which are discussed in more detail below, our selling prices and gross margins have and may continue to decrease as a result of macro-economic factors and our efforts to compete aggressively, reduce our inventory levels and maintain sales levels.

 Results of Operations

   The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated (unaudited):

                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           ----------------  ----------------
                                            2001     2000     2001     2000
                                           -------  -------  -------  -------
   Revenue, net...........................   100.0%   100.0%   100.0%   100.0%
   Cost of revenue........................    46.6     34.3     46.9     34.8
                                           -------  -------  -------  -------
       Gross profit.......................    53.4     65.7     53.1     65.2
                                           -------  -------  -------  -------
   Operating expenses:
     Research and development.............     9.3      7.2      9.4      6.5
     Sales and marketing..................    26.3     16.9     28.1     15.8
     General and administrative...........     5.8      2.3      6.4      2.5
     Amortization of deferred stock
      compensation........................     0.9      1.8      1.2      2.2
                                           -------  -------  -------  -------
       Total operating expenses...........    42.3     28.2     45.1     27.0
                                           -------  -------  -------  -------
   Income from operations.................    11.1     37.5      8.0     38.2
   Interest and other income..............     2.6      3.0      3.0      3.0
                                           -------  -------  -------  -------
   Income before provision for income
    taxes.................................    13.7     40.5     11.0     41.2
   Provision for income taxes.............     5.2     15.2      4.2     15.7
                                           -------  -------  -------  -------
   Net income.............................     8.5%    25.3%     6.8%    25.5%
                                           =======  =======  =======  =======

   Net revenue. Net revenue of $88.6 million for the second quarter 2001 remained essentially flat as compared to $88.8 million for the second quarter 2000 as a result of certain unfavorable economic conditions and a general decline in demand for networking products in the first half of 2001. Net revenue increased $12.3 million, or 7.8%, from $158.8 million for the six months ended June 30, 2000 to $171.1 million for the six months ended June 30, 2001 due to higher sales in first quarter 2001 as compared with first quarter 2000. Revenue for first quarter 2001 increased $12.5 million from first quarter 2000 as a result of the overall market's growing acceptance of Foundry's Gigabit Ethernet technology, expanded product offerings including our customer support solutions, and our increased sales and marketing efforts during first quarter 2001. Historical growth rates of revenue may not be indicative of future results.

   For the three and six months ended June 30, 2001, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 40% and 39% of our net revenue for the three and six months ended June 30, 2001. Sales to China accounted for 16% and 11% for the three and six months ended June 30, 2001. No other individual country accounted for 10% or more of total revenue during these periods.

   Gross profit. Gross profit decreased from $58.3 million for second quarter 2000 to $47.3 million for second quarter 2001 and from $103.5 million for the six months ended June 30, 2000 to $90.9 million for the six months ended June 30, 2001. As a percentage of revenue, gross profit decreased from 66% for the second quarter 2000 to 53% for the second quarter 2001 and decreased from 65% for the six months ended June 30, 2000 to 53% for the six months ended June 30, 2001. The decreases were due to a combination of lower average selling prices, fluctuations in the product mix and lower volume efficiencies combined with additional provisions for excess and obsolete inventories totaling $8.7 million during the six months ended June 30, 2001.

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased from $6.4 million for the second quarter 2000 to $8.3 million for the second quarter 2001, and from $10.3 million for the six months ended June 30, 2000 to $16.2 million for the six months ended June 30, 2001. The increases were due to the hiring of additional engineering personnel from 59 at June 30, 2000 to 113 at June 30, 2001, expenses associated with the development of our new product offerings and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $15.0 million for second quarter 2000 to $23.3 million for second quarter 2001 and from $25.1 million for the six months ended June 30, 2000 to $48.1 million for the six months ended June 30, 2001. The increases were primarily due to a significant increase in our sales and marketing personnel from 213 at June 30, 2000 to 365 at June 30, 2001, related commissions expense, increased advertising, trade show and promotional expenses associated with the introduction of new products and general corporate branding. We expect sales and marketing expenses will remain relatively flat in the near term due to the uncertainty of customers' spending patterns in the current economic environment.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, provisions for doubtful accounts receivable, facilities expenses and other general corporate expenses. General and administrative expenses increased from $2.1 for second quarter 2000 to $5.1 million for second quarter 2001 and from $3.9 million for the six months ended June 30, 2000 to $11.0 million for the six months ended June 30, 2001. The increases were due to the addition of personnel, an increase in the provision for doubtful accounts receivable and increases in related facilities expenses, professional fees and other general corporate expenses consistent with the increased scale of operations. We expect general and administrative expenses will not change significantly in the near term.

   Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $300,000 in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $3.5 million and $2.0 million for the six month periods ended June 30, 2000 and 2001, respectively. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. Approximately $590,000 of compensation expense to be recognized in future periods was cancelled during second quarter 2001 as a result of employee terminations. At June 30, 2001, we had approximately $3.0 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

   Interest and other income. Interest and other income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts. Interest and other income decreased from $2.7 million in second quarter 2000 to $2.3 million in second quarter 2001. The decrease was due to lower short-term interest rates in second quarter 2001 as a result of Federal interest rate cuts. Interest and other income increased from $4.7 million for the six months ended June 30, 2000 to $5.2 million for the six months ended June 30, 2001 due to the Company maintaining significantly higher investment balances in the first quarter 2001 compared to first quarter 2000.

   Income taxes. We have recorded an income tax provision for the six months ended June 30, 2001 of $7.2 million as compared to $24.8 million for the same period in 2000. The effective tax rates for the six months ended June 30, 2001 and 2000 were 38.0% based upon the estimated annualized tax rates.

Liquidity and Capital Resources

   At June 30, 2001 Foundry had cash and cash equivalents and short-term investments totaling $259.9 million as compared to $252.2 million at December 31, 2000, an increase of $7.7 million. The increase was primarily due to the Company's continued profitability for the tenth consecutive quarter. For the six months ended June 30, 2001, Foundry generated cash of $7.0 million from operations, $6.6 million from the issuance of common stock offset by $5.8 million used for the purchase of fixed assets and an equity investment. Cash provided from operations decreased from $44.3 million to $7.0 million for the six months ended June 30, 2000 and 2001, respectively, primarily due to significantly lower net income and accounts payable. Net income decreased from $40.5 million for the six months ended June 30, 2000 to $11.7 million for the six months ended June 30, 2001 as a result of increased levels of spending to accommodate the anticipated market growth in 2001. However, with the decline in the U.S. economy and reduced capital spending by the technology sector, demand for our products did not meet our anticipated revenue trends.

   Cash from operations also decreased as a result of the Company reducing its trade payables by $12.0 million from December 31, 2000 and purchasing inventories of $7.9 million. Trade payables decreased as a result of the Company's efforts to minimize inventory purchases during second quarter 2001 and maintain strategic inventory levels. Accounts receivable increased $4.4 million, or 6.8%, from December 31, 2000 and days sales outstanding in receivables increased from 47 days at June 30, 2000 to 71 days at June 30, 2001 primarily due to a significant growth in our international sales which accounted for 39% of net revenues for the six months ended June 30, 2001 compared to 20% for the same period in 2000. International customers, in general, traditionally pay over longer collection terms.

   As of June 30, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

   We believe that our cash and short-term investment balances at June 30, 2001 will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Although we have been profitable for 10 consecutive quarters since first quarter 1999, we may not be able to maintain profitability in the future.

   We generated net income of $11.7 million for the six months ended June 30, 2001 and $88.1 million for the year ended December 31, 2000. As of June 30, 2001, we had retained earnings of $102.3 million. We may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. With increased levels of spending, an inability to meet expected revenue levels in a particular quarter could have a material, negative impact on our operating results for that period as we will not be able to react quickly enough to scale back operations. Although we have been profitable for the last 10 consecutive quarters, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may not meet quarterly financial expectations, which could cause our stock price to decline.

   Our quarterly revenue and operating results are difficult to predict, especially in recent periods, and may fluctuate significantly from quarter to quarter. Delays in generating or recognizing forecasted revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. In addition, demand for our products may fluctuate as a result of seasonality, particularly in Europe.

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

   Our quarterly revenue and operating results will also fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of recent unfavorable economic conditions and reduced capital spending, particularly in the United States. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

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


   For the three and six months ended June 30, 2001 and the year ended December 31, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

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

   We also compete with other large public companies, such as Nortel Networks and Enterasys Networks as well as other smaller public and private companies such as Juniper Networks and Extreme Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

   The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, we need to introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points to remain competitive. The current life cycle of our products is typically 18 to 24 months. In June 2001, we introduced JetCore, our third generation of ASICs which will be incorporated within our existing product lines by the end of fiscal 2001. The introduction of new products or product enhancements may replace or shorten the life cycle of our existing products and may cause customers to defer purchasing our existing products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

Some of our customers depend on the continued growth of the Internet for all or substantially all of their revenue. If the Internet does not expand as expected, our business will be adversely affected.

   A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. Spending on Internet infrastructure has increased significantly over the past several years based upon the growth of the Internet. There can be no assurance that spending on Internet infrastructure will continue at these historical rates. As a result of the recent economic decline, spending on Internet infrastructure has decreased significantly, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure or if the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could be harmed.

Our revenue may be adversely affected by a reduction in outside financing made available to our emerging company customers.

   Our customer base includes emerging enterprise, telecommunications and Internet companies who rely on venture capital firms and other similar financing sources to fund their operations and growth. Due to the slowdown of the economy and other factors, many of these customers have and may experience cash flow problems and are finding it increasingly difficult to obtain financing on attractive terms, if at all. Some of these companies have been unable to raise adequate capital and have reduced or ceased their purchases of our products and some have been unable to pay or have delayed payment for products they had previously purchased. The inability of some of our existing and prospective customers to pay us for our products may adversely affect the timing of revenue recognition and such reductions in spending or payment defaults by this segment of our customer base have had and may have an adverse effect on our operating results and stock price.

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

   Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products has decreased and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, with the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results, or financial condition.

   Our gross margins may be further affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provision for excess and obsolete inventories. Additionally, our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEMs. As a result, any significant shift in revenue through resellers or our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected.

We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.

   We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. In spite of the economic downturn, competition for these personnel is intense, especially in the San Francisco Bay Area, and we have experienced some difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

   Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom and Total Network Solutions in Europe, Mitsui in Japan, Shanghai Gentek, GTI and UTStarcom in China and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends on Mitsui's ability to sell our products and on the strength of the Japanese economy which has been weak in recent years.

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

We purchase several key components for our products from single or limited sources; if these components are not available, our revenues may be harmed.

   We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Sanmina, Finisar, Hewlett-Packard, Intel, Fujitsu, Samsung and QCS Limited.

Our principal limited-sourced components include dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, microprocessors and power supplies. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders.

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

   Some of our products have a relatively high sales price, and often represent a significant and strategic decision by a customer. The decision by customers to purchase our products is often based on internal budgets and procedures involving rigorous evaluation, testing, implementation and acceptance of new technologies. As a result, the length of our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.

The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

   Our success depends in part on both the adoption of industry standards for new technologies in our market and our products' compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using the technology. For example, we introduced Gigabit Ethernet products in May 1997, over a year prior to the adoption of the industry standard for this technology. We intend to develop products using other technological advancements, such as 10 Gigabit Ethernet, MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with the eventual industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies.

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

   We experienced rapid growth which placed, and continues to place, a significant strain on our resources. Our revenue increased significantly from fiscal 1999 to 2000, and our headcount increased from 222 employees in 1999 to 572 in 2000 to 586 at June 30, 2001. Our management team has relatively limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

  . improve existing and implement new operational and financial systems, procedures and controls;

  .  hire, train and manage additional qualified personnel; and

  . effectively manage multiple relationships with our customers, suppliers and other third parties.

   Our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. During the second quarter of 2001, we completed the implementation of an Enterprise Resource Planning system to meet the needs associated with the growth of our operations. As our international operations grow, we will need to expand our support and communications infrastructure overseas as well. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

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

   Although Foundry continues to focus on internal product development and growth, we may review acquisition prospects that would complement our existing business or enhance our technological capabilities as part of our business strategy. Future acquisitions by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

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

Management beneficially owns approximately 26.6% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

   Foundry's directors and executive officers beneficially own approximately 26.6% of our outstanding common stock as of June 30, 2001. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry and its directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry's common stock.

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

   Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters and contract manufacturers are located in Northern California, an area susceptible to earthquakes. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, our contractors' facilities and certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. As a result of this energy crisis, these contractors may be unable to manufacture sufficient quantities of our products or they may increase their service fees. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   In December 2000, a shareholder class action lawsuit was filed against Foundry and certain of its officers in the United States District Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuit alleges violation of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Foundry common stock during the period from October 18, 2000 to December 19, 2000. Following the filing of the lawsuit, several virtually identical lawsuits were filed making essentially the same allegations. On April 6, 2001, the court consolidated all actions and directed plaintiffs to file a consolidated complaint. The court also selected lead plaintiffs and approved lead plaintiffs' choice of counsel. On May 21, 2001, lead plaintiffs filed a consolidated amended complaint. Foundry has reviewed the consolidated amended complaint, believes it to be without merit and has filed a motion to dismiss this complaint in its entirety. The motion is scheduled for hearing in October 2001.

   From time to time the Company is subject to legal proceeding and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 2. Changes in Securities.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   On June 6, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders re-elected as the Company's directors Bobby R. Johnson, Jr. (with 94,483,721 affirmative votes, 1,677,878 abstaining, and no votes withheld), Seth D. Neiman (with 95,842,212 affirmative votes, 319,387 abstaining and no votes withheld), Andrew K. Ludwick (with 95,998,959 affirmative votes, 162,640 abstaining, and no votes withheld), Alfred J. Amoroso (with 95,852,533 affirmative votes, 309,066 abstaining and no votes withheld), C. Nicholas Keating, Jr. (with 95,856,007 affirmative votes, 305,592 abstaining and no votes withheld) and J. Steven Young (with 95,850,684 affirmative votes, 310,915 abstaining and no votes withheld).

   The stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 (with 95,968,980 affirmative votes, 125,053 against, and 67,566 abstaining).

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

 Number Description
 ------ -----------
 3.1    Amended and Restated Certificate of Incorporation of Foundry Networks,
        Inc. (Amended and Restated Certificate of Incorporation filed as
        Exhibit 3.2 to Registrant's Registration Statement on Form S-1
        (Commission File No. 333-82577) and incorporated herein by reference;
        Certificate of Amendment to the foregoing filed as Exhibit 3.1 to
        Registrant's Quarterly Report on Form 10-Q for the quarter ended June
        30, 2000 and incorporated herein by reference).

 3.2    Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit
        3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 2000 and incorporated herein by reference).

 10.1   1996 Stock Plan*

 10.2   1999 Employee Stock Purchase Plan**

 10.3   1999 Directors' Stock Option Plan**

 10.4   OEM Purchase Agreement dated January 6, 1999 between Foundry Networks,
        Inc. and Hewlett-Packard Company, Workgroup Networks Division.***

 10.5   Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc.
        and Mitsui & Co., Ltd.***

 10.6   Lease agreement dated September 28, 1999, between Foundry Networks,
        Inc., and Legacy Partners Commercial Inc., for offices located at 2100
        Gold Street, San Jose, CA 95002.****

 10.7   2000 Non-Executive Stock Option Plan*****

--------
    * Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company's Definitive Proxy Statement for such meeting (Commission File No. 000-26689).
   ** Incorporated herein by reference to the exhibit filed with the Company's
      Registration Statement on Form S-1 (Commission File No. 333-82577).
  *** Incorporated herein by reference to the exhibit filed with the Company's
      Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.
 **** Incorporated herein by reference to the exhibit filed with the Company's
      Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).
***** Incorporated herein by reference to the exhibit filed with the Company's
      Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

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

Date: August 14, 2001