Form 10-Q
period 2001-09-30
FOUNDRY NETWORKS INC
filed 2001-11-08
CIK 1090071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from          to

                       Commission file number 000-26689

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

   As of November 2, 2001, there were 119,297,368 shares of the registrant's common stock outstanding, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                         Page
                                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000..............................................................   3

         Condensed Consolidated Statements of Income for the Three and Nine Months Ended
         September 30, 2001 and 2000....................................................   4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2001 and 2000....................................................   5

         Notes to Condensed Consolidated Financial Statements...........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................  12

         Risk Factors That May Affect Future Results and Market Price of Stock..........  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................  26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................  27

Item 2.  Changes in Securities and Use of Proceeds......................................  27

Item 3.  Defaults Upon Senior Securities................................................  27

Item 4.  Submission of Matters to a Vote of Security Holders............................  27

Item 5.  Other Information..............................................................  27

Item 6.  Exhibits and Reports on Form 8-K...............................................  28

SIGNATURES..............................................................................  29

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                            FOUNDRY NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          September 30, December 31,
                                                                              2001          2000
                                                                          ------------- ------------
                                                                           (unaudited)      (1)
                               ASSETS
Current assets:
   Cash and cash equivalents.............................................   $130,677      $168,429
   Short-term investments................................................    153,303        83,816
   Accounts receivable, net..............................................     53,111        64,573
   Inventories...........................................................     54,609        51,593
   Deferred tax assets...................................................     14,083        13,715
   Prepaid expenses and other current assets.............................      5,363        10,693
                                                                            --------      --------
       Total current assets..............................................    411,146       392,819
   Property and equipment, net...........................................      6,054         4,866
   Other assets..........................................................      4,568           781
                                                                            --------      --------
                                                                            $421,768      $398,466
                                                                            ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................   $ 12,412      $ 20,432
   Accrued payroll and related expenses..................................      9,730        11,130
   Warranty accrual......................................................      2,999         2,841
   Other accrued expenses................................................      5,697         5,642
   Deferred support revenue..............................................     14,477        13,405
                                                                            --------      --------
       Total current liabilities.........................................     45,315        53,450
                                                                            --------      --------
Stockholders' equity:
   Common stock and additional paid-in capital:
       Issued and outstanding--120,561,846 and 118,076,155 shares at
         September 30, 2001 and December 31, 2000, respectively..........    277,721       263,184
   Note receivable from stockholder......................................     (3,270)       (3,270)
   Deferred stock compensation...........................................     (2,196)       (5,580)
   Cumulative translation adjustment.....................................        (11)           61
   Retained earnings.....................................................    104,209        90,621
                                                                            --------      --------
       Total stockholders' equity........................................    376,453       345,016
                                                                            --------      --------
                                                                            $421,768      $398,466
                                                                            ========      ========

--------
(1) Derived from audited consolidated financial statements.

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                                                 Three Months Ended Nine Months Ended
                                                                   September 30,      September 30,
                                                                 ------------------ -----------------
                                                                   2001      2000     2001     2000
                                                                 --------  -------- -------- --------
Revenue, net.................................................... $ 74,654  $113,241 $245,774 $272,045
Cost of revenue.................................................   37,152    39,538  117,358   94,853
                                                                 --------  -------- -------- --------
       Gross profit.............................................   37,502    73,703  128,416  177,192
Operating expenses:
   Research and development.....................................    8,436     9,194   24,587   19,528
   Sales and marketing..........................................   22,130    19,566   70,213   44,687
   General and administrative...................................    5,290     2,977   16,332    6,865
   Amortization of deferred stock compensation..................      592     1,382    2,560    4,915
                                                                 --------  -------- -------- --------
       Total operating expenses.................................   36,448    33,119  113,692   75,995
                                                                 --------  -------- -------- --------
Income from operations..........................................    1,054    40,584   14,724  101,197
Interest and other income.......................................    2,023     3,283    7,192    8,023
                                                                 --------  -------- -------- --------
Income before provision for income taxes........................    3,077    43,867   21,916  109,220
Provision for income taxes......................................    1,169    16,641    8,328   41,454
                                                                 --------  -------- -------- --------
       Net income............................................... $  1,908  $ 27,226 $ 13,588 $ 67,766
                                                                 ========  ======== ======== ========
Basic net income per share...................................... $   0.02  $   0.24 $   0.12 $   0.62
                                                                 ========  ======== ======== ========
Weighted average shares used in computing basic net income per
  share.........................................................  118,376   112,199  117,033  108,777
                                                                 ========  ======== ======== ========
Diluted net income per share.................................... $   0.02  $   0.21 $   0.11 $   0.53
                                                                 ========  ======== ======== ========
Weighted average shares used in computing diluted net income per
  share.........................................................  126,077   126,885  125,617  127,045
                                                                 ========  ======== ======== ========


    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      --------------------
                                                                                        2001       2000
                                                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................ $  13,588  $  67,766
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..................................................................     2,744        882
       Amortization of deferred stock compensation...................................     2,560      4,915
       Provision for allowance for doubtful accounts.................................     2,494      1,545
       Provision for excess and obsolete inventories.................................    10,630      2,948
       Tax benefit from stock option exercises.......................................     3,792     17,024
   Change in operating assets and liabilities:
       Accounts receivable...........................................................     8,968    (51,784)
       Inventories...................................................................   (13,646)   (21,461)
       Other assets..................................................................     3,675     (4,213)
       Accounts payable..............................................................    (8,020)    23,687
       Accrued payroll and related benefits..........................................    (1,400)     6,435
       Income taxes payable..........................................................        --      6,680
       Other accrued liabilities.....................................................       213      3,030
       Deferred revenue..............................................................     1,072      7,610
                                                                                      ---------  ---------
          Net cash provided by operating activities..................................    26,670     65,064
                                                                                      ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...............................................    (3,932)    (3,026)
   Maturities of short-term investments..............................................   218,756     88,037
   Purchases of short-term investments...............................................  (288,243)  (127,708)
   Purchase of minority investment...................................................    (2,500)        --
                                                                                      ---------  ---------
          Net cash used in investing activities......................................   (75,919)   (42,697)
                                                                                      ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITY:
   Proceeds from issuances of common stock...........................................    11,569      7,412
                                                                                      ---------  ---------
          Net cash provided by financing activity....................................    11,569      7,412
                                                                                      ---------  ---------
       Effect of exchange rate changes on cash.......................................       (72)        --
                                                                                      ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................   (37,752)    29,779
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................................   168,429    120,378
                                                                                      ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................. $ 130,677  $ 150,157
                                                                                      =========  =========

    See accompanying notes to condensed consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and nine months ended September 30, 2001 and 2000 is unaudited)

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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2001.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Basis of Presentation

   The Company's condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in the United States, Barbados, France, Canada, Germany, the Netherlands, United Kingdom, Singapore, Japan, Brazil, and Italy. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a separate component of stockholders' equity.

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

                            FOUNDRY NETWORKS, INC.

   Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of September 30, 2001 and December 31, 2000, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of commercial paper, corporate and investment grade U.S. debt securities.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                                   September 30, 2001
                                                       ------------------------------------------
                                                                   Gross      Gross
                                                       Amortized Unrealized Unrealized Estimated
                                                         Cost      Gains      Losses   Fair Value
                                                       --------- ---------- ---------- ----------
Money market funds.................................... $ 90,300     $ --       $ --     $ 90,300
Commercial paper......................................   62,471       --         --       62,471
Government securities.................................  127,334      134        (10)     127,458
Corporate debt securities.............................    2,600       --         --        2,600
                                                       --------     ----       ----     --------
                                                       $282,705     $134       $(10)    $282,829
                                                       ========     ====       ====     ========
Included in cash and cash equivalents................. $129,402     $ --       $ --     $129,402
Included in short-term investments....................  153,303      134        (10)     153,427
                                                       --------     ----       ----     --------
                                                       $282,705     $134       $(10)    $282,829
                                                       ========     ====       ====     ========

                                                                   December 31, 2000
                                                       ------------------------------------------
                                                                   Gross      Gross
                                                       Amortized Unrealized Unrealized Estimated
                                                         Cost      Gains      Losses   Fair Value
                                                       --------- ---------- ---------- ----------
Money market funds.................................... $  9,844     $ --       $ --     $  9,844
Commercial paper......................................   91,779       --        (19)      91,760
Government securities.................................   97,648       28         --       97,676
Corporate debt securities.............................    3,080       --         --        3,080
                                                       --------     ----       ----     --------
                                                       $202,351     $ 28       $(19)    $202,360
                                                       ========     ====       ====     ========
Included in cash and cash equivalents................. $118,535     $ --       $ (6)    $118,529
Included in short-term investments....................   83,816       28        (13)      83,831
                                                       --------     ----       ----     --------
                                                       $202,351     $ 28       $(19)    $202,360
                                                       ========     ====       ====     ========

  Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                      September 30, December 31,
                                                                          2001          2000
                                                                      ------------- ------------
Purchased parts......................................................    $40,906      $31,975
Work-in-process......................................................      8,481       16,935
Finished goods.......................................................      5,222        2,683
                                                                         -------      -------
                                                                         $54,609      $51,593
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

  Minority Investment

   Foundry has a $2.5 million minority investment in a development stage private company, who is also a customer. Foundry's interest in the company is significantly less than 20% and, as such, Foundry does not have the ability to exercise significant influence. Accordingly, this investment is carried at cost. If this investment declined in fair value on an other than temporary basis, Foundry would record an adjustment to the carrying value. To date, no such impairment has been recognized. This investment is included in other long-term assets in the accompanying condensed consolidated balance sheet as of September 30, 2001.

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

   For the three and nine months ended September 30, 2001, no customers individually accounted for greater than 10% of our net revenue. For the third quarter ended September 30, 2001, revenue from customer support contracts comprised approximately 10% of our net revenue.

   Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry's export sales represented 33% for the quarter ended September 30, 2001 compared to 28% for the same period in 2000. For the nine months ended September 30, 2001 and 2000, sales to customers outside of the U.S. accounted for 34% and 24% of net revenue, respectively. Sales to individual countries outside of the United States represent less than 10% of revenue.

                            FOUNDRY NETWORKS, INC.

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

  Computation of Per Share Amounts

   Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended September 30, 2001 and 2000, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock. The common equivalent shares which were anti-dilutive and therefore, excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2001 were 11.0 million and 11.2 million shares, respectively. Anti-dilutive shares for the three and nine months ended September 30, 2000 were 3.4 million and 6.2 million, respectively.

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------  ------------------
                                                     2001      2000      2001      2000
                                                   --------  --------  --------  --------
                                                    (in thousands, except per share data)
Net income........................................ $  1,908  $ 27,226  $ 13,588  $ 67,766
                                                   ========  ========  ========  ========
Basic:
   Weighted average shares of common stock
     outstanding..................................  120,062   116,867   119,284   115,786
   Less: Weighted average shares subject to
     repurchase...................................   (1,686)   (4,668)   (2,251)   (7,009)
                                                   --------  --------  --------  --------
   Weighted average shares used in computing
     basic net income per common share............  118,376   112,199   117,033   108,777
                                                   ========  ========  ========  ========
Basic net income per common share................. $   0.02  $   0.24  $   0.12  $   0.62
                                                   ========  ========  ========  ========
Diluted:
   Weighted average shares of common stock
     outstanding..................................  120,062   116,867   119,285   115,786
   Add: Weighted average dilutive potential
     common stock.................................    6,015    10,018     6,332    11,259
                                                   --------  --------  --------  --------
   Weighted average shares used in computing
     diluted net income per common share..........  126,077   126,885   125,617   127,045
                                                   ========  ========  ========  ========
Diluted net income per common share............... $   0.02  $   0.21  $   0.11  $   0.53
                                                   ========  ========  ========  ========

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

                            FOUNDRY NETWORKS, INC.

  Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets with indefinite lives no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The Company will follow the requirements of SFAS No. 141 for any future business acquisitions. The adoption of SFAS No. 142 will not have a material impact on the Company's financial position, results of operations, or cash flows.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

   In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. The adoption of EITF 00-25 will not have a material impact on operating income, net income, or earnings per share.

3. COMPREHENSIVE INCOME

   Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and nine months ended September 30, 2001 and 2000 were immaterial and comprised only of foreign currency translation adjustments.

4. INCOME TAXES

   The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduced taxes currently payable by $3.8 million and $17.0 million for the nine months ended September 30, 2001 and 2000, respectively. Such benefits are credited to additional paid-in capital on the accompanying condensed consolidated balance sheets.

5. LITIGATION

   In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry's

                            FOUNDRY NETWORKS, INC.

announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, lead plaintiffs were selected as required by law and they filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company's motion to dismiss the consolidated amended complaint without prejudice to amend and refile within 30 days. The Company believes the lawsuit is without merit and intends to continue to defend it vigorously.

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

6. SUBSEQUENT EVENT

   On October 30, 2001, Foundry completed a repurchase of approximately $15.0 million, or 1,522,000 shares of its common stock through open market transactions pursuant to a repurchase program announced in January 2001. Pursuant to this program, the Company may repurchase up to a total of 5,000,000 shares of its common stock from time to time until January 2002. The Company has no current intention to repurchase additional shares.

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

Overview

   Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Internet routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers. Our product suite includes the NetIron family of Internet core routers, FastIron family of Gigabit Ethernet edge switches, BigIron family of Gigabit core switches and ServerIron family of Gigabit Ethernet intelligent network service switches for server farms. In June 2001, we introduced the JetCore ASIC chipset family which consists of different ASICs that provide various combinations of 10/100 or Gigabit Ethernet ports to deliver advanced switching and routing functionalities. Purpose-built to meet the feature, performance and scalability needs of the emerging high-bandwidth enterprise, Metro and Internet infrastructures, Foundry's JetCore chipset will be the foundation of Foundry's next-generation switching and routing platforms as well as the future revisions of Foundry's NetIron Internet routers and BigIron Layer 3 Gigabit Ethernet switches. In June 2001, we shipped the FastIron 4802, our first Layer 2/3 switch built with JetCore ASICs for the enterprise wiring closet and Metro access markets. JetCore ASICs will be incorporated into all of our next generation product lines by the end of fiscal 2001.

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

   Our cost of revenue consists primarily of material, labor, manufacturing overhead, provision for excess and obsolete inventories and warranty costs. We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and through our OEM/Co-branding relationships with Hewlett-Packard, Lucent Technologies and UTstarcom. We have sales representatives in the United States, Singapore, Italy, Canada, France, United Kingdom, Sweden, China, Mexico, Brazil, Netherlands, Germany, Australia, New Zealand, Dubai, Hong Kong, South Korea, Japan, and Taiwan. We have made significant investments to expand our international operations and expect international revenue to increase as a percentage of total revenue. For the nine months ended September 30, 2001, sales to customers outside of the U.S. accounted for 34% of our net revenue compared with 24% for the same period in 2000.

   We generated net income of $88.1 million for the year ended December 31, 2000 and $13.6 million for the nine months ended September 30, 2001. As of September 30, 2001, we had retained earnings of $104.2 million. Although we have been profitable for 11 consecutive quarters since the first quarter of fiscal 1999, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. The current unfavorable economic and market conditions have had a material adverse effect on some of our existing and prospective customers, with a number of such customers going out of business or substantially reducing their network expansion plans. As a result, these conditions have had a material adverse effect on our business and operating results and may cause our results to fluctuate from quarter to quarter. The uncertainty of the United States economy and the terrorist attacks of September 11, 2001 have further impaired the Company's ability to project its revenue in the near future and may reduce the Company's future revenue and profitability. Additionally, due to a number of factors which are discussed in more detail below, our selling prices and gross margins have and may continue to decrease as a result of macro-economic factors and our efforts to compete aggressively, reduce our inventory levels and maintain sales levels.

  Results of Operations

   The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated (unaudited):

                                                             Three Months     Nine Months
                                                                 Ended           Ended
                                                             September 30,   September 30,
                                                            -------------   -------------
                                                            2001    2000    2001    2000
                                                            -----   -----   -----   -----
Revenue, net............................................... 100.0 % 100.0 % 100.0 % 100.0 %
Cost of revenue............................................  49.7    34.9    47.8    34.9
                                                            -----   -----   -----   -----
       Gross profit........................................  50.3    65.1    52.2    65.1
                                                            -----   -----   -----   -----
Operating expenses:
   Research and development................................  11.3     8.1    10.0     7.2
   Sales and marketing.....................................  29.6    17.4    28.6    16.4
   General and administrative..............................   7.1     2.6     6.6     2.5
   Amortization of deferred stock compensation.............   0.8     1.2     1.0     1.8
                                                            -----   -----   -----   -----
       Total operating expenses............................  48.8    29.3    46.2    27.9
                                                            -----   -----   -----   -----
Income from operations.....................................   1.5    35.8     6.0    37.2
Interest and other income..................................   2.7     2.9     2.9     2.9
                                                            -----   -----   -----   -----
Income before provision for income taxes...................   4.2    38.7     8.9    40.1
Provision for income taxes.................................  (1.6)  (14.7)   (3.4)  (15.2)
                                                            -----   -----   -----   -----
Net income.................................................   2.6 %  24.0 %   5.5 %  24.9 %
                                                            =====   =====   =====   =====

   Net revenue. Net revenue decreased 34.1% from $113.2 million for the third quarter 2000 to $74.7 million for the third quarter 2001 and decreased $26.3 million, or 9.7%, from $272.0 million for the nine months ended September 30, 2000 to $245.8 million for the nine months ended September 30, 2001 as a result of worsened economic conditions which significantly reduced general demand for networking products in 2001. Our revenue also decreased as a result of the terrorist attacks of September 11, 2001 which intensified the economic slowdown and caused some of our customers to reduce, cancel or reschedule orders for our products. As a result of the heightened economic uncertainty, we are experiencing increased difficulty in predicting future sales and may not meet revenue expectations for future periods. Historical growth rates of revenue may not be indicative of future results.

   For the three and nine months ended September 30, 2001, no customers accounted for greater than 10% of our net revenue. Sales to customers outside of the United States accounted for approximately 33% and 34% of our net revenue for the three and nine months ended September 30, 2001, respectively. No individual country accounted for 10% or more of total revenue during these periods.

   For the quarter ended September 30, 2001, revenue from customer support contracts accounted for approximately 10% of our net revenue.

   Gross profit. Gross profit decreased $36.2 million from $73.7 million for third quarter 2000 to $37.5 million for third quarter 2001 and from $177.2 million for the nine months ended September 30, 2000 to $128.4 million for the nine months ended September 30, 2001. As a percentage of revenue, gross profit decreased from 65% for the third quarter of 2000 to 50% for the third quarter of 2001 and decreased from 65% for the nine months ended September 30, 2000 to 52% for the nine months ended September 30, 2001. The percentage decreases were due to a combination of lower average selling prices, fluctuations in the product mix and lower volume efficiencies combined with additional provisions for excess and obsolete inventories totaling $10.6 million during the nine months ended September 30, 2001.

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses decreased $800,000 from $9.2 million for the third quarter of 2000 to $8.4 million for the third quarter of 2001 as a result of the development of our next generation JetCore ASICs during the third quarter of 2000. Research and development expenses increased from $19.5 million for the nine months ended September 30, 2000 to $24.6 million for the nine months ended September 30, 2001 due to the hiring of additional engineering personnel from 75 at September 30, 2000 to 126 at September 30, 2001 and expenses associated with the development of our new product offerings and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses increased from $19.6 million for third quarter 2000 to $22.1 million for third quarter 2001 and from $44.7 million for the nine months ended September 30, 2000 to $70.2 million for the nine months ended September 30, 2001. The increases were primarily due to an increase in our sales and marketing personnel, increased advertising, trade show and promotional expenses associated with the introduction of new products and general corporate branding. We expect sales and marketing expenses will remain relatively flat in the near term due to the uncertainty of customers' spending patterns in the current economic environment.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, provisions for doubtful accounts receivable, facilities expenses and other general corporate expenses. General and administrative expenses increased from $3.0 million for third quarter 2000 to $5.3 million for third quarter 2001 and from $6.9 million for the nine months ended September 30, 2000 to $16.3 million for the nine months ended September 30, 2001. The increases were due to the addition of personnel, an increase in the provision for doubtful accounts receivable and increases in related facilities expenses, professional fees, information technology and other general corporate expenses. We expect general and administrative expenses will not change significantly in the near term.

   Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and

$300,000 in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $4.9 million and $2.6 million for the nine-month periods ended September 30, 2000 and 2001, respectively. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. Approximately $824,000 of compensation expense to be recognized in future periods was cancelled during the nine months ended September 30, 2001 as a result of employee terminations. At September 30, 2001, we had approximately $2.2 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

   Interest and other income. Interest and other income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts. Interest and other income decreased from $3.3 million in third quarter 2000 to $2.0 million in third quarter 2001. The decrease was due to lower short-term interest rates in third quarter 2001 as a result of Federal interest rate cuts during 2001. Interest and other income decreased from $8.0 million for the nine months ended September 30, 2000 to $7.2 million for the nine months ended September 30, 2001 due to the Company maintaining higher investment balances on average during the first half of 2000 compared to 2001.

   Income taxes. We have recorded an income tax provision for the nine months ended September 30, 2001 of $8.3 million as compared to $41.5 million for the same period in 2000. The effective tax rates for the nine months ended September 30, 2001 and 2000 were 38.0% based upon the estimated annualized tax rates.

Liquidity and Capital Resources

   At September 30, 2001 Foundry had cash and cash equivalents and short-term investments totaling $284.0 million as compared to $252.2 million at December 31, 2000, an increase of $31.8 million. The increase was primarily due to the Company's continued profitability for the eleventh consecutive quarter. For the nine months ended September 30, 2001, Foundry generated cash of $26.7 million from operations, $11.6 million from the issuances of common stock offset by $6.4 million used for the purchase of fixed assets and a minority investment. Cash provided by operations decreased from $65.1 million to $26.7 million for the nine months ended September 30, 2000 and 2001, respectively, primarily due to significantly lower than anticipated net income. Net income decreased from $67.8 million for the nine months ended September 30, 2000 to $13.6 million for the nine months ended September 30, 2001 as a result of lower than anticipated revenues due to an overall decline in the U.S. economy and in particular, reduced capital spending by our customer base.

   As of September 30, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. On October 30, 2001, we repurchased approximately 1.5 million shares of our common stock for approximately $15.0 million.

   We believe that our cash and short-term investment balances at September 30, 2001 will enable us to meet our working capital requirements for at least the next 12 months. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Although we have been profitable for 11 consecutive quarters since first quarter 1999, we may not be able to maintain profitability in the future.

   We generated net income of $13.6 million for the nine months ended September 30, 2001 and $88.1 million for the year ended December 31, 2000. As of September 30, 2001, we had retained earnings of $104.2 million. We may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. Although we have been profitable for the last 11 consecutive quarters, our ability to remain profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

   Our quarterly revenue and operating results will also fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of recent unfavorable economic conditions and reduced capital spending, particularly in the United States. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. Furthermore, the recent terrorist attacks in New York and Washington D.C. on September 11, 2001 have disrupted commerce throughout the world and have intensified the uncertainty of the U.S. economy. The continued threat of terrorism and heightened security and military action in response to this threat may cause further disruption to the economy. To the extent that such disruptions result in delays or cancellations of customer orders, the manufacture or shipment of our products, our business and results of operations could be materially and adversely affected.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

   For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

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

   If we are unable to effectively expand, train and retain our domestic sales and support staff or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed or if our resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Some of our resellers also sell products that compete with our products. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support.

   In an effort to gain market share and support our customers, we may expand our direct sales operation and customer service staff to support new and existing customers. The timing and extent of any such expansion is uncertain in light of the current economic environment. Expansion of our direct sales operation and reseller distribution channels may not be successfully implemented and the cost of any expansion may exceed the revenue generated.

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

   Some of our products have a relatively high sales price, and often represent a significant and strategic decision by a customer. The decision by customers to purchase our products is often based on their internal budgets and procedures involving rigorous evaluation, testing, implementation and acceptance of new technologies. As a result, the length of our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.

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

   We experienced rapid growth which placed, and continues to place, a significant strain on our resources. Our revenue increased significantly from fiscal 1999 to 2000, and our headcount increased from 222 employees in 1999 to 572 in 2000 to 600 at September 30, 2001. Our management team has relatively limited experience managing rapidly growing companies. As a result, we may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

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

   Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We do not own any patents although we do have patent applications pending. There can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. We may not have taken all the actions necessary or desirable to adequately protect our intellectual property rights.

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

   Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking markets have extensive patent portfolios with respect to networking technology. As a result of the existence of a large number and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components infringe patent rights of others.

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

   The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2000, the closing sale prices of our common stock on the Nasdaq Stock Market (taking into consideration any stock splits) ranged from $13.00 to $207.56. During the nine months ended September 30, 2001, the closing sale prices of our common stock ranged from $5.80 to $23.50. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

Management beneficially owns approximately 24.3% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

   Foundry's directors and executive officers beneficially own approximately 24.3% of our outstanding common stock as of September 30, 2001. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry's directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry's common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Foundry's investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company's investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. With the exception of a high-risk $2.5 million minority investment made in a development stage private company, who is also our customer, in February 2001, our investment portfolio includes only marketable securities with original maturities of less than one year and with active secondary or resale markets to ensure portfolio liquidity.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, lead plaintiffs were selected as required by law and they filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company's motion to dismiss the consolidated amended complaint without prejudice to amend and refile within 30 days. The Company believes the lawsuit is without merit and intends to continue to defend it vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

   On October 30, 2001, Foundry completed a repurchase of approximately $15.0 million, or 1,522,000 shares of its common stock through open market transactions pursuant to a repurchase program announced in January 2001. Pursuant to this program, the Company may repurchase up to a total of 5,000,000 shares of its common stock from time to time until January 2002. The Company has no current intention to repurchase additional shares.

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

 10.1  1996 Stock Plan*

 10.2  1999 Employee Stock Purchase Plan**

 10.3  1999 Directors' Stock Option Plan**

 10.4  OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-
       Packard Company, Workgroup Networks Division.***

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

                                          Foundry Networks, Inc.
                                          (Registrant)

                                          By: /s/ Timothy D. Heffner
                                             __________________________________
                                             Timothy D. Heffner
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)

Date: November 8, 2001