Form 10-K
period 2001-12-31
FOUNDRY NETWORKS INC
filed 2002-04-01
CIK 1090071

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

                       Commission file number: 000-26689

                               -----------------

                            FOUNDRY NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0431154
                   (State or other          (I.R.S. Employer
                    Jurisdiction           Identification No.)
                 of Incorporation or
                    organization)

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

                        Common Stock, $0.0001 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $664,634,544 as of March 20, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 119,935,943 shares of the registrant's common stock issued and outstanding as of March 20, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III (Items 10-13) incorporates information by reference from the definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed hereafter.

================================================================================

                            FOUNDRY NETWORKS, INC.

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----

                                          PART I

Item 1.    Business..................................................................   3
Item 2.    Properties................................................................  15
Item 3.    Legal Proceedings.........................................................  15
Item 4.    Submission of Matters to a Vote of Security Holders.......................  16


                                         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....  17
Item 6.    Selected Consolidated Financial Data......................................  18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................  19
Item 7(A). Quantitative and Qualitative Disclosures about Market Risk................  37
Item 8.    Consolidated Financial Statements and Supplementary Data..................  38
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial
             Disclosure..............................................................  60


                                         PART III

Item 10.   Directors and Executive Officers of the Registrant........................  61
Item 11.   Executive Compensation....................................................  61
Item 12.   Security Ownership of Certain Beneficial Owners and Management............  61
Item 13.   Certain Relationships and Related Transactions............................  61


                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  62

SIGNATURES...........................................................................  64

                                    PART I

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections entitled "Business--Research and Development," 'Business--Competition," "Business--Intellectual Property," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Foundry Networks, Inc. together with its consolidated subsidiaries, (collectively the "Company" or "Foundry") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

Item 1.  Business

Overview

   Foundry Networks, founded in 1996, is a leading provider of next-generation networking products. We provide high-performance, end-to-end switching and routing devices for enterprises and service providers. We design, develop, manufacture and market solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing and for Local Area Networks
(LANs), Metropolitan Area Networks (MANs), Wide Area Networks (WANs), and the web. Foundry's combined product breadth allows us to offer global end-to-end solutions within and throughout a customer's networking infrastructure regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wiring closets connecting the desktops together within the enterprise to the mission critical LAN backbone and data center. We provide robust and high performance routing solutions from the Internet core to the edge of the Internet service access network and its network of web and application servers. Our Metro routers deliver the capabilities and performance needed to provide efficient and reliable core routing services to Internet data centers around the world. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that direct traffic flow efficiently based on client location, application type, and administrative policies, while allowing service providers to offer their customers differentiated, fee-based quality of service.

   Our networking products have been deployed in key enterprise markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, E-commerce, and universities. Our service provider markets include metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For enterprises, Foundry provides a complete end-to-end solution with the FastIron JetCore product line. FastIron meets the needs for wiring closet, data center, and campus solutions coupled with Foundry's network management and security. For service providers, Foundry offers our BigIron JetCore high-performance switches with integrated Layer 2/3 and Layer 4-7 traffic management for LAN, MAN, and WAN applications. Foundry's solutions connect enterprises and service providers with Foundry's Global Ethernet Metro router solutions. Foundry's products support a wide array of interfaces such as Packet 10 Gigibit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. We sell our products through a direct sales force, resellers, and OEM partners. By providing high levels of performance and intelligence capabilities at compelling price points, we provide comprehensive solutions to address the rapidly growing enterprise and service provider markets.

Industry Background

   The pervasiveness of computing by businesses, organizations and individuals, and the need to interconnect computing devices to enable widespread communication, have given rise to the multi-billion dollar computer networking industry. The complexity of information traveling over networks has increased with the adoption of bandwidth-intensive applications that include increasing amounts of data, voice, video and graphics. The increase in users, coupled with these new bandwidth-intensive applications, has resulted in enterprises, web-based businesses, and Internet service providers demanding networking solutions with superior performance and intelligence capabilities.

  Evolution of Market Needs

   Organizations initially adopted data networks to connect a limited number of computers within close proximity, allowing users to share simple, common services, such as file servers and printers. In these networks, called local area networks or LANs, traffic patterns were predictable because the majority of traffic resided within the LAN and remained local to a specific part of the organization. Widespread Internet usage, the proliferation of client-server applications and the adoption of new bandwidth-intensive applications have increased traffic loads and created unpredictable traffic patterns. Today, the majority of traffic traverses the boundaries of the LAN to networks outside of the LAN. Such communication traditionally required an organization to utilize costly long distance carrier services that often provided inadequate performance. As a result of today's traffic flows, enterprises increasingly require low cost, high performance networking equipment to enable effective communications across geographically dispersed networks, known as MANs and WANs.

   Increasingly, enterprises are "webifying" their businesses. Not only are mainstream enterprises taking advantage of the Internet to expand through E-commerce capabilities, enterprises are also using the Internet for business-to-business transactions, internal process reengineering, and supply chain management. The increasing reliance on the Internet by businesses, government agencies, and organizations is increasing the demand for cost-effective, high performance solutions for both internal networks and access to the Internet externally.

  Evolution of Network Solutions

   Early LANs consisted of hubs, which enabled multiple users to share network resources, and software-based routers, which supported multiple protocols to move traffic around the network. Increased use of bandwidth-intensive applications and a larger number of users strained these early network infrastructures, making it increasingly difficult for them to handle new applications while still performing at an acceptable speed. Network devices known as Layer 2 switches replaced hubs to provide dedicated bandwidth to users, while Fast Ethernet technology was introduced to provide data transmission speeds of 100 Mbps, ten times faster than original hubs. Despite these improvements, the installed base of traditional routers, relying on software to analyze and route network traffic, were unable to accommodate increased data speeds and changing traffic patterns and became the new network bottleneck.

   Two new technologies--1 and 10 Gigabit Ethernet, capable of data transmission speeds of 10,000 megabits per second (or 10 Gigabits per second), and Layer 3 switching--evolved in parallel to handle growing and unpredictable traffic patterns and address the performance needs of bandwidth-intensive applications. Gigabit Ethernet-based Layer 3 switches combine Gigabit transmission speeds with the forwarding capabilities of software-based routers. In Layer 3 switches, the software forwarding capabilities that enabled early routers to move traffic around the network perform this function in hardware, using application-specific integrated circuits, or ASICs, that are built into the switch. This integration enables manufacturers to develop Layer 3 switches at lower costs while improving network performance.

  Next Generation Needs and Solutions

   Two trends continue to drive the network infrastructure market. First, as enterprises and service providers seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Due to the increased use of multiple traffic types for many applications, enterprises and service providers have an acute need for solutions that provide network intelligence to distinguish among and prioritize network traffic based on types of traffic, content being requested and the applications deployed. Particularly for anyone supporting electronic business on the web, including service providers, network intelligence allows them to maintain network reliability and offer differentiated, fee-based quality of service.

   Second, as the Internet has evolved, the traffic crossing the WANs has shifted from primarily voice traffic to primarily data traffic. Not long ago, a majority of all wide area traffic was voice traffic. Today, due to the success of the Internet, most of the wide area traffic is data. Historically, the basic technology used to move traffic within WANs has been SONET, which was primarily designed to carry voice traffic. As the level of wide area traffic has migrated to data, service providers are looking for a technology that is better suited to handle data traffic.

   Gigabit Ethernet, which has emerged as the ubiquitous LAN technology, is gaining momentum as the solution for MANs and WANs. This momentum has been propelled in part by the relative inexpensiveness and availability of off-the-shelf Ethernet networking equipment and the large pool of qualified networking specialists that are proficient in Ethernet technology. 10 Gigabit Ethernet is a key factor in this momentum for MANs and WANs because providers can quickly build out high-speed networks. The general acceptance and large volume of Ethernet installations in LANs have, over time, led to improved performance and significantly reduced prices.

   As bandwidth demand increases and bandwidth-intensive applications are being made available to enterprise and private users, a new class of service provider is beginning to emerge, the Metro Service Provider (Metro SP). Foundry has had significant success in providing our Ethernet solutions for MANs across the globe. Large enterprises (including government agencies) often have multiple buildings in a local area and even have offices across the globe. Metro SPs provide the critical intermediary network between enterprises and long-haul regional networks. Using Long-Haul Gigabit Ethernet as the enabling technology, these service providers deliver new services such as broadband Internet access, bandwidth-on-demand and Virtual LANs across the metro and regional areas to business and private users. In this application, Gigabit Ethernet provides high bandwidth, high reliability and high density solutions that enable multi-services such as Voice-over-IP and Virtual Private Networks to be delivered over a common backbone.

Solutions

   We offer a comprehensive suite of Metro routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Layer 4-7 Internet traffic management products for enterprises, and service providers. Our solutions provide the following benefits:

      Breadth of Product Line. We are one of the few networking companies to provide a full suite of Metro routers, Gigabit Ethernet Layer 2/3 switches and Layer 4 through 7 Internet traffic management products applicable to LANs, MANs, WANs and data center service farm connectivity. This product breadth is attractive to customers who desire a single source for their high performance networking solutions. Our products allow us to provide solutions throughout a customer's network, from the wiring closet edge of an enterprise LAN to the LAN core, and from the provider edge of a Metro service provider through to the core of Internet communication devices.

      Performance. Our products provide a high level of performance and a non-blocking architecture across multiple types of networks. A non-blocking architecture allows all users attached to the switch to access the network simultaneously without any negative impact on performance. We believe we currently offer the highest-performing, non-blocking switches in the market. The performance of our products allows enterprises and service providers to build highly reliable networks that support unpredictable traffic flows, bandwidth-intensive applications and dynamic end-user needs.

      Intelligence. Our products provide the intelligence required to transport unpredictable traffic and bandwidth-intensive applications, improving the performance, reliability and manageability of networks. Our products direct traffic using information about the application and end-user, enabling enterprises, web-based businesses, and Internet service providers to control information delivery and realize benefits such as increased revenue through application- or availability-based service fees.

      Compelling Price Points. Our products are designed to offer superior performance and network intelligence capabilities at compelling price points. Unlike low-priced switches that provide limited functionality, our products offer customers higher value for their networking equipment investment by providing a comprehensive feature set while maintaining low price points.

      Flexibility of Architecture. Our products incorporate a uniform hardware architecture that is compatible with all major existing network products without any significant loss of performance or functionality. Our architecture supports all forms of Gigabit Ethernet (fiber and copper) and the standard for 10 Gigabit Ethernet. As a result, our customers can integrate our products into their networks without an extensive and expensive replacement of their existing network components.

Strategy

   Our objective is to be a leading provider of next-generation, high-performance network solutions. We intend to achieve this objective by providing a broad suite of the most cost-effective, highest-performing network switching products for enterprises and service providers. Key elements of our strategy include:

      Continue to Leverage Our Product Breadth to Expand Our Solutions Offerings. As recently demonstrated with our latest product introductions, the FastIron 400/800/1500 Enterprise Switches, BigIron 4000/8000/15000 backbone switches, and NetIron 400/800/1500 Metro routers, we will continue to leverage our comprehensive product breadth to offer solutions to the enterprise and service provider markets. Our end-to-end network solution spans the LAN, MAN, and WAN with high levels of performance and functionality. We intend to continue to offer value-added feature sets that provide for redundancy, ease of use and management of the network, yielding a higher return on investment coupled with a decreasing total cost of ownership.

      Continue to Expand Our Metro Router Capabilities to Address this Growing Market and Deliver a New Level of Price/Performance to the Service Providers. Foundry will continue to bring new features and functionality to our Metro router platform and add to our product offering by incorporating leading-edge features. These new enhancements include features such as MPLS (Multi-Protocol Label Switching), and VPLS (Virtual Private LAN Services). We provide a complete Metro solution including Multi-Tenant Unit (MTU), Provider Edge (PE), Provider Core (PC), and Internet Edge (IE), based on the NetIron family of Metro Routers, allowing a purpose-built feature set and optimization. We provide a range of features for both MPLS and Layer 2 Metro architectures with industry-leading scalability and reliability. We intend to pursue a MetroLink Interface strategy to embrace SONET and 10-Gigabit Ethernet technologies with Ethernet-over-SONET (EoSONET) and offer a consistent feature set and a common management interface.

      Continue to Leverage Our Product Capabilities to Address Emerging Markets. This includes Metropolitan Area Networking (MAN), Gigabit Ethernet Storage Area Networking (SAN), Voice over IP (VoIP), and Content Distribution Networks. As noted above, the key advantages of Gigabit Ethernet (price, simplicity, ease of use) will allow this technology to migrate into many new adjacent markets over time. Foundry's strategy is to position the company to benefit from the acceptance of Gigabit Ethernet in such environments as the MAN, SAN, VoIP, and Content distribution. To accomplish this, we have added the necessary features and enhancements to our products to provide an ideal solution for these customers. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. This permits us to remain entirely focused on network infrastructure while providing complete solutions to our customers.

      Continue Our Market Leadership Position in Internet Traffic Management Systems. We believe the demand for Internet traffic management intelligence capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to maintain our leadership position in this market by continually improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to end-user customers, while providing a high degree of service reliability.

      Provide Superior Technology. We intend to provide superior technology, based on price, performance and features, through continual enhancements of existing products and ongoing development of new products that provide higher levels of performance and intelligence. We also intend to pursue cost reduction efforts that will allow us to remain highly competitive while offering customers compelling price points. We intend to ensure that our hardware and software architectures are flexible and extensible and are designed to support new technologies such as 10 Gigabit Ethernet.

      Expand Global Sales Organization. We intend to continue the global expansion of our sales organization utilizing a direct sales organization in the United States and abroad, strategic channel partners outside the United States and select original equipment manufacturers. We intend to increase our worldwide sales force and establish additional channel partner relationships to build greater worldwide sales presence.

      Deliver World Class Service and Support. We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to minimize our customers' network downtime by offering a wide range of service and support programs to meet individual customer needs, including prompt onsite hardware repair and replacement, twenty-four hour, seven days-a-week web and telephone support, parts depots in strategic locations globally, implementation support, pre-sales service, system software and network management software upgrades, and technical documentation updates.

Products

   We provide a comprehensive line of networking devices designed to meet the price, performance, reliability, and feature requirements of enterprises and service providers. During 2001 and first quarter 2002, Foundry launched five new products to expand and deepen the breadth of our product offerings. These include:

  .  10 Gigabit Ethernet Module

  . FastIron 4802--high-capacity Layer 2/3 wiring closet switch based on JetCore ASICs

  .  EdgeIron 4802F--high-performance, low cost, Layer 2 wiring closet switch

  .  FastIron 400/800/1500 and FastIron JetCore Modules

  . New Management Modules and Interface Modules based on JetCore for BigIron systems

  .  NetIron Metro router with MetroLink Interface Modules

   Our product suite can be classified by the solutions each product line offers.

  FastIron Enterprise Switches

   The new FastIron(R) 400, 800 and 1500 modular systems, complemented by the award-winning FastIron 4802, are the first in the industry to provide enterprise customers with an end-to-end enterprise LAN solution, ranging from the wiring closet to the LAN backbone, based on a single product family. This simplifies network operations and maintenance, leading to savings in total cost of ownership. The new JetCore-based FastIron systems provide advanced Layer 2/3 feature sets with state-of-the-art Ternary Content Addressable Memory (TCAM), integrated support for IP, IPX and AppleTalk, rich Quality of Service (QoS) and bandwidth management features for Voice over IP (VoIP), complete Multicast features and jumbo frame support for scaling server farm throughputs.

   Based on Foundry's third generation JetCore ASIC chipsets, the FastIron 4802 provides 48 10/100 ports and two optional Gigabit Ethernet uplink ports, as well as a comprehensive Layer 2/3 feature set including embedded support for Bandwidth Provisioning, rich QoS and IP Billing and Accounting.

  EdgeIron Layer 2 Switches

   The EdgeIron(TM) 4802F Layer 2 switch delivers wire-speed performance, superior port density, and a complete standard Layer 2 feature set to address the needs of Enterprise users. Measuring only one rack unit high and featuring up to 10.1 million packets per second of wire-speed switching capacity, the EdgeIron 4802F is an excellent choice for Layer 2 10/100 edge applications in high-performance local-area networks. With an easy-to-use, industry-standard Command Line Interface (CLI), Telnet based interface, web based Graphical User Interface (GUI), standard Simple Network Management Protocol (SNMP) interface, and RADIUS-based authentication, EdgeIron 4802F is easy and secure to configure, deploy, and maintain.

  NetIron Metro Routers

   Purpose-built for metro area and service provider networks, the NetIron Metro routers provide unparalleled routing performance for both MPLS and Layer 2 Metro networks. NetIron Metro routers provide a complete suite of MPLS functionality, including the new Virtual Private LAN Segment (VPLS). Foundry's VPLS implementation allows Metro service providers to build scalable MPLS-based Metro networks that can offer multi-point-to-multi-point enterprise Virtual Private Network (VPN) services with on-demand bandwidth provisioning. Foundry's VPLS implementation accommodates different customer interface points including 10/100 Mbps Ethernet, Gigabit Ethernet, OC-3c ATM, OC-3c SONET, OC-12c SONET or OC-48c SONET.

   Foundry offers two major high availability features purpose-built for Layer 2 Metro networks which offer an alternative to Spanning Tree Protocol (STP) based Metro designs. First, the Metro Ring Protocol (MRP) offers sub-second fault-detection, isolation, and fail-over for Metro access rings. Second, the Virtual Switch Redundancy Protocol (VSRP) offers sub-second fail-over for full mesh or partial mesh Metro topologies. Together, the MRP and the VSRP complement the existing Spanning Tree based innovations such as Rapid STP (IEEE 802.1w) and SuperSpan.

  BigIron Layer 3 Backbone Switches

   BigIron Layer 3 switches provide the industry's highest performance--up to 178 million packets per second and wire speed at every port--with a consistent, non-blocking switch architecture and rich functionality across the entire switch family. BigIron systems are optimized for service providers and enterprise backbones. The BigIron system features carrier-class reliability and availability with support for redundant management modules with rapid failover, hot-swappable power supplies, and interface modules. BigIron systems can scale up to 232 Gigabit Ethernet ports, 14 10-Gigabit Ethernet ports, or 672 10/100 Mbps ports in a single modular system. BigIron systems enable customized, differentiated service offerings that support voice, video and data on the same network with Quality of Service (QoS) and multicast capabilities. Other features include:

  . on-demand bandwidth provisioning with wire-speed fine-grain bandwidth control,

  . jumbo frames on Gigabit Ethernet for scalable service throughput and performance,

  . scalable network accounting and billing solution using Layer 2 through 7 information provided by built-in sFlow technology, and

  . protection against denial of service attacks using IronShield security with wire-speed extended access control lists, secure shell, secure copy, and user authentication that prevent unauthorized network access.

  ServerIron Layer 4-7 Traffic Management Switches

   The ServerIron(R) family of Internet traffic management switches provides high-performance Layer 4 through Layer 7 switching with integrated Layer 2/3 functionalities. ServerIron switches enable network managers to control and manage Web transactions, Web applications, and E-commerce traffic flows. ServerIron eases escalating Internet traffic overload, reduces the burden of server farm management, and allows the entire network infrastructure to scale to its full potential. All ServerIron switches include TrafficWorks IronWare, Foundry's comprehensive suite of Internet traffic management software. The ServerIron switches forward requests to the right server, cache, firewall, or even the right data center location based on packet header and content information that is significantly expanded beyond what is found in traditional Layer 2/3 packet headers.

  IronView Network Manager

   The Foundry IronView(R) Network Manager (INM) allows today's networks to run at maximum efficiency by allowing network managers to effectively track and perform configuration changes and software updates and to quickly identify and resolve network failures. IronView Network Manager empowers network managers to seamlessly control changes to complex network-wide functions such as Access Control Lists (ACLs), Virtual LANs (VLANs), software and configuration updates, and network alarm and event controls. INM dramatically simplifies network provisioning, diagnostics, and resolution, thus reducing total cost of ownership and increasing our customers' return on investment.

Hardware and Software Architecture

  JetCore ASIC

   Foundry has been a leader in achieving performance breakthroughs with application-specific integrated circuits (ASICs). In June 2001, we introduced JetCore, our third generation ASICs, which builds on our previous success with IronCore I and IronCore II. In 1997, IronCore I was launched as the first Layer 3 ASIC in the industry. This ASIC provided Layer 2, 3, and 4 access control lists (ACLs) and quality of service (QoS).

   From 1997, when we first commenced commercial shipments of our products through the end of 2001, IronCore was the foundation for all of Foundry's products allowing us to provide customers with consistent performance, reliability and features, as well as the ability to leverage their networking equipment investment. The IronCore chassis architecture consists of a high-speed data highway that incorporated a backplane and crosspoint switching fabric and supports up to fifteen interface modules. The crosspoint switching fabric allows all lines of communication to intersect with one another. Our implementation of the crosspoint switching fabric includes custom-designed, high speed ASICs that provide throughput of up to 480 Gigabits and 178 million packets per second. This amount of throughput allows each module connected to the switch to support simultaneous communication among all workstations connected to the switch, while all workstations connected to the switch can operate at maximum performance. These features of IronCore allow enterprises, web-based businesses, and Internet service providers to have dedicated access to the network at any time, using any application at the maximum speed.

   JetCore extends Foundry's proven expertise in ASIC design and innovation. JetCore provides bandwidth management on-demand, advanced Layer 2 and 3 features, enhanced QoS, jumbo frames, and new network management features and functions. The new JetCore ASIC integrates Hewlett-Packard's patented XRMON packet sampling technology and sFlow, an Internet Engineering Task Force (IETF) draft standard for network traffic monitoring and accounting. JetCore is backward compatible to IronCore.

   With JetCore-powered switching and routing products, Foundry delivers leading network monitoring and traffic accounting capabilities, including:

  .  Accurate network traffic accounting, from Layer 2 up to Layer 7

  .  Integration with industry-leading accounting and billing applications

  . Intrusion detection and full visibility of any network traffic, regardless of protocol (e.g., IPv4, IPX, AppleTalk, and IPv6)

  . Precise network policing of network traffic everywhere, from the network edge up to the network core

  . Identification of network bottlenecks within a network and complete packet header decoding from Layer 2 up to Layer 7

  IronWare and Internet IronWare Software

   During 2001, Foundry delivered a major release of our IronWare software to provide enhanced reliability, security and bandwidth management capabilities. Moreover, we provided two major releases of our IronView Network Management System to expand its features and functions including velocity management, rate limiting, and multi-label protocol switching. All of these next-generation functions fully comply with international standards while taking advantage of our innovative hardware architecture.

Sales and Marketing

   Our sales strategy includes a domestic and international field sales organization, domestic and international resellers, a lease financing program and OEM relationships.

   Domestic field sales. Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization also works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions.

   Domestic resellers. Our domestic resellers include regional networking system resellers and vertical resellers who focus on specific markets, such as small Internet service providers. We provide sales and marketing assistance and training to our resellers, who in turn provide first level support to end-user customers. We intend to leverage our relationship with key resellers to penetrate select vertical markets.

   International sales. Internationally, product fulfillment and first level support is provided by resellers and integrators. Our international resellers include Mitsui in Japan, Samsung in Korea, Spot Distribution in the United Kingdom, and Pan Dacom and GE Compunet in Germany. As of December 31, 2001, our international field organization included over 75 sales representatives and system engineers. Foundry's foreign offices conduct sales, marketing, and support activities. Foundry's export sales represented 15%, 30%, and 35% of net revenue in 1999, 2000, and 2001, respectively. We intend to expand our international presence through additional personnel and through the addition of key resellers and integrators.

   OEM/Co-Branding. We have OEM/Co-Branding relationships established with Hewlett-Packard, Hitachi, Lucent, and NEC. Our OEMs market and sell our products on a private label basis through their worldwide sales forces and also purchase our products for use in their own internal networks. The agreements with our OEMs automatically renew for two additional one-year periods, unless the agreement is terminated within 60 days prior to the end of any period. The agreements provide that the OEMs may postpone, cancel, increase or decrease any order made under the agreement without penalty.

   Lease financing program. Since January 2000, Foundry Commercial Credit, a private-label leasing program, has offered our customers standardized solution packages that combine Foundry's high performance end-to-end switching solutions with innovative lease financing options. Foundry Commercial Credit is being administered by GE Capital, a diversified financial services company wholly owned by General Electric (NYSE: GE) . Foundry's leasing program is marketed through a direct sales force and authorized resellers in the United States and other key markets in Europe, Latin America and Asia Pacific.

   Marketing programs. We have numerous marketing programs designed to inform existing and potential customers, as well as resellers and OEMs, about the capabilities and benefits of our company and products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars and Webcasts, participation in independent third-party product tests, presentations, and our web site.

Customer Service and Support

   Throughout the past year, Foundry has maintained its leadership in customer service by increasing the scope and coverage of its global customer service offerings, expanding our Centers of Excellence from 8 to 10 locations by opening facilities in Denver and Hong Kong, and increasing the number of spare parts depots across the globe. At the beginning of 2001, Foundry was recognized as the winner of "Best Customer Service" by the editors of Web Hosting Magazine.

   Our service and support organization maintains and supports our products sold by our field organization to end-users. Our service and support organization provides 24-hour assistance, including telephone, Internet and worldwide web support. Our customer service offerings also include parts depots in strategic locations globally, implementation support, and pre-sales service. Our resellers and OEMs are responsible for installation, maintenance and support services to their customers. We may offer limited assistance to our resellers and OEMs in providing service and support to their end-user customers.

   We provide all customers with a one-year hardware and 90-day software warranty. We also have four levels of customer service offerings to meet specific support needs called Titanium, Gold, Silver, and Bronze. The Titanium service program provides the most comprehensive support including advance hardware replacement within 4 hours delivered by a trained technician for on-site support. The Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. The program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. The Silver service program is tailored for customers who typically purchase spares inventory as a part of their overall contingency plan. The Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.

   We have regional Centers-of-Excellence in San Jose, Boston, New York, Chicago, Denver, Herndon, Irvine, London, Hong Kong, and Tokyo. These Centers of Excellence include Executive Briefing Centers (EBC) and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. The Centers of Excellence are fully equipped to demonstrate Foundry's award-winning, high-performance product lines including NetIron Metro routers, BigIron Layer 3 switches, FastIron Enterprise switches, and ServerIron Layer 4-7 traffic management switches. They also support interoperability testing, provide hands-on training for customers, and showcase Foundry's end-to-end LAN, MAN and WAN solutions. The centers allow Foundry to deliver superior customer service to our customers and expand service offering to the rapidly growing worldwide installed base.

Manufacturing

   We operate under a modified "turn key" process utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. We maintain control and procurement responsibility for all proprietary components. All designs, documentation, selection of approved suppliers, quality control, burn-in, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance of subassemblies and the performance of final assembly and test. Our manufacturing process also includes the configuration of hardware and software in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection and testing to assure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of delivered products to customers. We have selected this approach to ensure our ability to respond to rapid growth and sudden market shifts.

   We currently have two primary manufacturing partners. One partner, Celestica, located in San Jose, California, assembles and tests our printed circuit boards. The other partner, Sanmina, also located in San Jose, California, assembles and tests our backplane products. Both companies are ISO certified and have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Any interruptions in the operations of either of these manufacturing partners or delays in their shipment of products could negatively impact our ability to meet scheduled product deliveries to our customers. Our agreements with Sanmina and Celestica allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers.

   We design all ASICs, printed circuit boards and sheet metal while working closely with semiconductor partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and controlled by use of an "Approved Vendor Listing" that must be followed by our sources. We perform extensive testing of all of our products including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see "Risk Factors--Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders" for a review of certain risks associated with our manufacturing operations.

   We currently purchase several components from a single source, including certain integrated circuits, power supplies and long-range optics, which we believe are readily available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by Texas Instruments and Fujitsu, Ltd. An alternative supply for these ASICs would require an extensive development period.

   We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. The material terms of these orders typically involve the quantity of supply ordered by us, the purchase price of the components, lead time and the shipping arrangements. In the event one of these suppliers materially delays its supply to us or one of them terminates its relationship with us, we may not be able to find an alternate supplier on a timely basis and, as a result, our business could be harmed.

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

   We use a uniform architecture across our product line, including programmable ASICs, and system and network management software. This enables us to quickly bring new products and features to market. We are currently developing new switching solutions that provide new levels of performance, scalability and functionality for the LAN, MAN and LAN/WAN. We also have engineering efforts focused on cost reduction. We had 135 engineers at the end of 2001 compared to 89 in 2000. Our research and development expenses were $9.0 million in 1999, $27.5 million in 2000 and $33.9 million in 2001, or 6.8%, 7.3%
and 10.9% of net revenue.

Competition

   We believe that we perform favorably in the key competitive factors that impact our markets, including technical expertise, pricing, new product innovation, product features, service and support, brand awareness and distribution. Our products have won many awards.

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

   In addition to Cisco, we compete with other large public companies, such as Nortel Networks and Enterasys Networks as well as other smaller public and private companies such as Juniper Networks, Extreme Networks, and Riverstone Networks. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and WAN solutions to enterprises and service providers.

Intellectual Property

   Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, and our IronWare software. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, we do not currently own any patents.

   We provide software to customers under license agreements included in the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent misappropriation of our technology, particularly in some foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

   Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the networking markets have extensive patent portfolios with respect to networking technology.

   From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of

Nortel's patents, and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Employees

   As of December 31, 2001, we had 595 employees, including 348 in sales and marketing, 135 in engineering, 63 in manufacturing and 49 in general and administrative. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are good.

Executive Officers

   The names and ages of our executive officers as of December 31, 2001 are as follows:

       Name                  Age                              Position
       ----                  ---                              --------
Bobby R. Johnson, Jr........ 45  President, Chief Executive Officer, and Chairman of the Board of
                                   Directors

Lee Chen.................... 48  Vice President, Software Engineering and Quality Assurance

Karl D. Triebes............. 35  Vice President, Hardware Engineering

Ken K. Cheng................ 46  Vice President, Marketing and Product and Program Management

Timothy D. Heffner.......... 52  Vice President, Finance and Administration, Chief Financial Officer

Woody L. Akin............... 53  Vice President of Sales for the Americas

Paul L. Twombly............. 50  Vice President of Customer Support

H. Earl Ferguson............ 63  Chief Technology Officer

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

   Karl D. Triebes has served as Vice President of Hardware Engineering of Foundry since June 2001. From May 2000 to June 2001, Mr. Triebes was Vice President of Engineering at Alcatel U.S.A, a telecommunications company. From December 1999 to May 2000, he was Assistant Vice President of Newbridge Networks Corp., a networking company subsequently acquired by Alcatel. From January 1997 to December 1999, he was Vice President of Systems and Software of Stanford Telecommunications, Inc. Mr. Triebes holds a B.S. from San Diego State University.

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

   Woody L. Akin has served as Vice President of Sales for the Americas of Foundry since April 2001. From November 2000 to March 2001, Mr. Akin served as Vice President of Sales Operations of Foundry. From April 1989 to May 1999, Mr. Akin was Vice President of North American enterprise sales at 3Com Corporation, a computer networking company. From June 1982 to March 1989, Mr. Akin held various sales management positions at ROLM/IBM, a telecommunications company. Mr. Akin holds a B.S. degree from the University of Colorado.

   Paul L. Twombly has served as Foundry's Vice President of Customer Support since April 2001. From October 1999 to May 2001, Mr. Twombly was Senior Vice President of Global Client Services at Nice Systems Ltd., a major worldwide provider of CRM systems. From January 1998 to August 1999, Mr. Twombly was Vice President of Customer Service at Warpspeed Communications, a telecommications company. From April 1990 to January 1998, Mr. Twombly was Vice President of Customer Service at Voysys Corporation, an OEM provider of telecommunications products. Mr. Twombly holds a B.S. degree from Northwestern University.

   H. Earl Ferguson co-founded Foundry and has served as Chief Technology Officer since August 2001. From July 1996 to July 2001 Mr. Ferguson served as Vice President, Hardware Engineering, and Chief Technical Officer of Foundry. From August 1993 to February 1996, Mr. Ferguson was co-founder and Vice President of Engineering of Centillion Networks and the Vice President of Engineering for the Centillion Business Unit of Bay Networks. From December 1991 to February 1993, Mr. Ferguson was Director of Internetworking Hardware for Network Equipment Technologies. Mr. Ferguson holds six patents in internetworking technologies. Mr. Ferguson holds a B.S. from the University of Washington and M.S. from the University of Michigan.

Item 2.  Properties

   Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 97,000 square feet of space in San Jose, California. We also lease space in various other geographic locations domestically and internationally for sales and service personnel. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices. The Company's principal Web server equipment and operations are maintained in our corporate headquarters in San Jose, California.

Item 3.  Legal Proceedings.

   In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31,

2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company's motion to dismiss the consolidated amended complaint without prejudice to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company reviewed the second amended complaint and concluded that it was also without merit. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

   A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. Kassin v. Foundry Networks, Inc. et al., No. 01-CV-10640 (SAS) (S.D.N.Y.), related to Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company's initial public offering in September 1999. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company's stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company's stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants' time to respond to the complaints has been stayed pending plans for further coordination. Plaintiffs have moved for appointment of lead plaintiff.

   Management believes that the allegations in these class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company was required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

   From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 4.  Submission Of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Company's common stock commenced trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol "FDRY". Prior to this time, there was no public market for our stock. As of December 31, 2001, there were approximately 471 holders of record of the common stock. The following table sets forth for the periods indicated, the high and low closing sale prices for the common stock as reported on the Nasdaq National Market.

                                           High     Low
                                          ------- -------
                       2000
                          First quarter.. $207.56 $106.88
                          Second quarter. $124.94 $ 54.50
                          Third quarter.. $131.00 $ 58.50
                          Fourth quarter. $ 89.00 $ 13.00
                       2001
                          First quarter.. $ 23.50 $  7.50
                          Second quarter. $ 22.05 $  6.19
                          Third quarter.. $ 21.14 $  5.80
                          Fourth quarter. $ 11.59 $  6.21

Dividend Policy

   The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

Unregistered Securities Sold in 2001

   The Company did not make any unregistered sales of the Company's common stock during fiscal 2001.

Item 6.  Selected Consolidated Financial Data

   The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Form 10-K.

   The consolidated statement of operations data set forth below for each of the years in the three-year period ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the years ended
December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited financial statements not included herein.

                                                           Year Ended December 31,
                                                --------------------------------------------
                                                 1997     1998      1999     2000     2001
                                                -------  -------  -------- -------- --------
                                                    (In thousands, except per share data)
                                                                  (Note 1)
Consolidated Statement of Operations Data:
Revenue, net................................... $ 3,381  $17,039  $133,522 $377,156 $311,176
Cost of revenue................................   1,835    8,433    56,612  134,330  158,141
                                                -------  -------  -------- -------- --------
   Gross profit................................   1,546    8,606    76,910  242,826  153,035
                                                -------  -------  -------- -------- --------
Operating expenses:
   Research and development....................   5,403    8,797     9,037   27,499   33,947
   Sales and marketing.........................   3,419    7,258    23,142   67,753   90,786
   General and administrative..................   1,853    1,589     4,532   10,493   27,185
   Amortization of deferred stock compensation.      --      727     9,463    6,185    2,708
                                                -------  -------  -------- -------- --------
       Total operating expenses................  10,675   18,371    46,174  111,930  154,626
                                                -------  -------  -------- -------- --------
Income (loss) from operations..................  (9,129)  (9,765)   30,736  130,896   (1,591)
Interest income................................     122      413     1,886   11,235    8,746
Write-down of minority investment..............      --       --        --       --    2,500
                                                -------  -------  -------- -------- --------
Income (loss) before provision for income taxes  (9,007)  (9,352)   32,622  142,131    4,655
Provision for income taxes.....................      --       --     9,750   54,010    1,769
                                                -------  -------  -------- -------- --------
Net income (loss).............................. $(9,007) $(9,352) $ 22,872 $ 88,121 $  2,886
                                                =======  =======  ======== ======== ========
Basic net income (loss) per share.............. $ (0.67) $ (0.35) $   0.42 $   0.80 $   0.02
Diluted net income (loss) per share............ $ (0.67) $ (0.35) $   0.20 $   0.69 $   0.02
Weighted average shares--basic.................  13,570   26,976    54,929  110,141  117,360
Weighted average shares--diluted...............  13,570   26,976   114,835  127,131  125,521

                                                      December 31,
                                     ----------------------------------------------
                                       1997      1998      1999     2000     2001
                                     --------  --------  -------- -------- --------
Consolidated Balance Sheet Data:
Cash and cash equivalents........... $  3,182  $  4,567  $120,378 $168,429 $ 98,210
Short-term investments..............       --        --    39,789   83,816  176,524
Working capital.....................    4,076    10,663   180,508  339,369  354,054
Total assets........................    6,988    19,238   213,498  398,466  412,138
Long-term obligations...............      178        --        --       --       --
Total stockholders' equity (deficit)  (10,509)  (18,926)  181,604  345,016  361,832

--------
(Note 1)  On October 1, 1999, Foundry completed its initial public offering.
      See also Note 6 of the Notes to      Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

   The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the sections entitled "Business--Research and Development," "Business--Competition," "Business--Intellectual Property," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

Overview

   Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Metro routers, Gigabit Ethernet Layer 2 and Layer 3 switches, and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, Application Service Providers (ASPs), electronic banking and finance service providers, and Internet Service Providers. Our product suite includes the NetIron family of Metro routers, FastIron family of Ethernet edge switches, EdgeIron layer 2 Ethernet switches, BigIron family of Gigabit Ethernet core switches and ServerIron family of Ethernet Layer 4-7 Internet traffic management switches. In June 2001, we introduced the JetCore ASIC chipset family which consists of different ASICs that provide various combinations of 10/100 or Gigabit Ethernet ports to deliver advanced switching and routing functionalities. Built on 0.18 micron technology, the JetCore chipset represents the third major ASIC development from Foundry in a four year span. Purpose-built to meet the feature, performance and scalability needs of the high-bandwidth enterprise, Metro and Internet networks, Foundry's JetCore chipset is the foundation of Foundry's next-generation switching and routing platforms. We expect to incorporate JetCore into our next generation product lines by the end of June 2002.

   We generated net income of $88.1 million and $2.9 million for the years ended December 31, 2000 and 2001, respectively. As of December 31, 2001, we had retained earnings of $93.5 million. For the fourth quarter ended December 31, 2001, we incurred a net loss of $10.7 million. This is the first quarterly loss we have incurred since the quarter ended December 31, 1998. The net loss for the quarter was due to a sequential decrease in revenue as a result of a combination of factors, including an overall reduction in capital spending by our existing and potential customers, unfavorable economic conditions, and the transition to JetCore products which caused some customers to place orders for the new JetCore-based products to be delivered in the first half of 2002. As a result of the challenging economic environment, we have and may continue to experience reduced demand for our products and heightened pricing pressure from our competitors. During the fourth quarter of 2001, we recorded certain one-time charges totaling $18.7 million as a result of these unfavorable economic conditions. These charges were comprised of $9.3 million provision for excess and obsolete inventories specifically associated with the major product transition to JetCore-based products, $2.8 million for the write-down of a note receivable from a stockholder, $2.5 million for the write-down of a minority investment for an other than temporary decline in value, $1.1 million for facilities abandonment, $1.8 million bad debt expense related to one specific customer, and $1.2 million of other one-time charges. Our gross margin for fiscal 2001 was adversely impacted by a decrease in revenue and increase in the provision for excess and obsolete inventories as a result of the product transition and challenging economic environment. Additionally, due to a number of factors which are discussed in more detail below, our selling prices and gross margins have and may continue to decrease as a result of macro-economic factors and our efforts to compete aggressively, reduce our inventory levels and maintain sales levels.

   Market and economic conditions continue to be challenging. We have observed effects of the economic downturn in many areas of our business. The current recession has had a material adverse effect on our business and on some of our existing and prospective customers, with a number of such customers substantially delaying or reducing their network expansion plans, restructuring or consolidating in order to remain competitive. One such proposed merger currently in process may have significant implications for Foundry. Our largest OEM, Hewlett Packard has proposed a merger with Compaq Computer Corp. to restructure itself to focus on certain market sectors. Sales to Hewlett Packard accounted for 14%, 4% and 6% of our net revenue for 1999, 2000 and 2001, respectively. If this merger is approved by shareholders and if Hewlett Packard chooses to eliminate its networking division as it realigns its business, Hewlett Packard may discontinue its OEM relationship with Foundry, which will negatively impact our revenue. Irrespective of the merger, if Hewlett Packard chooses to reduce or terminate its relationship with Foundry, our revenue and ability to market and sell our products to potential customers will be harmed. The global economic slowdown has also caused varying decreases in revenue from certain geographic regions. As a result, sales to certain countries or regions may continue to fluctuate. We have also experienced some gross margin deterioration, asset impairments and increased inventory and accounts receivable provisions as a result of the economic downturn. In response to the slowdown, the Company has and continues to increase its efforts to reduce inventories and operating costs. However, the uncertainty about the severity and duration of the current recession continues to impair the Company's ability to project its revenue in the near future. If economic conditions in the United States and globally do not improve, or if we experience a worsening in economic conditions, we may continue to experience material adverse effects on our business, operating results, and financial condition. In order to be profitable we must maintain reasonable cost and expense levels while generating and sustaining higher revenue to cover costs and achieve profitability.

Critical Accounting Policies and Estimates

   Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Form 10-K. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  Revenue Recognition

   In past years and for fiscal 2001, we derived 90% or more of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from customer support fees, training and installation services. Foundry's revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when the customer has a right of return or when undelivered products or services are essential to the functionality of delivered products.

   At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. Foundry's standard warranty period extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Foundry also provides a reserve for estimated customer returns. In 1999, 2000 and 2001, Foundry recorded a provision for sales returns equal to $1.2 million, $3.7 million and $3.6 million, respectively, which has been netted against revenue in the accompanying consolidated statements of income. This provision is based on our historical returns, analysis of credit memo data and return policies. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements. If the historical data used by the Company to calculate the estimated sales returns and allowances does not properly reflect future returns, revenue could be overstated. In addition, if the Company's actual warranty costs are greater than the accrual, cost of revenues will increase in the future.

   Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 1.7%, 3.9% and 9.1% for the years ended December 31, 1999, 2000 and 2001, respectively. Revenue for training and installation services is recognized as services are rendered. Revenue from software, training and installation services, combined, accounts for less than 1% of total revenue for 1999, 2000, and 2001.

  Inventories

   The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three months. In recent quarters, demand for our products has been adversely affected as a result of the current recession and reduced telecommunications and infrastructure capital spending, particularly in the United States. As demonstrated during fiscal 2001, a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Consequently, provisions for excess and obsolete inventory in the amounts of $3.8 million, $13.6 million, and $24.9 million were recorded for the years ended December 31, 1999, 2000, and 2001, respectively. Inventory write-offs were approximately $1.6 million in 1999, $4.4 million in 2000, and $8.9 million in 2001. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of revenue at the time of such determination. If our inventory is determined to be undervalued, we may have overstated our cost of revenue in previous periods and would be required to recognize additional operating income at the time of sale.

  Accounts Receivable

   We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer's inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. In determining our allowance for doubtful accounts, we also consider our agreement with GE Capital (formerly Heller Financial Corp.), our third party leasing partner, which allows GE Capital a right of recourse against Foundry for defaults by customers financed through GE Capital based on certain criteria. We mitigate some collection risk by requiring most of our customers in the Asian region to secure lines of credit prior to placing an order with us. During the year ended December 31, 2001, Foundry provided approximately $9.1 million to increase its allowance for doubtful accounts to a level deemed necessary by management to provide for potential uncollectible amounts. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future. If the historical data used by the Company to calculate the estimated allowance for doubtful accounts does not properly reflect future bad debts, net income could be overstated.

  Deferred Tax Asset Valuation Allowance

   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance must be established. For fiscal 2000 and 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. In the event Foundry is unable to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our net deferred tax assets as of December 31, 2001 were $29.7 million.

  Purchase Commitments

   We currently subcontract substantially all of our manufacturing to two companies located in San Jose, California. Celestica assembles and tests our printed circuit boards, and Sanmina Corporation assembles and tests our backplane products. Our agreements with Sanmina and Celestica allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of December 31, 2001, the Company was committed to purchase approximately $35.4 million of such inventory over the next four months. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. This would be recorded as additional provisions for excess inventory as a component of cost of revenue.

  Litigation

   We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Item 1 "Legal Proceedings," and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Results of Operations

   The following table sets forth selected items from our consolidated statement of income as a percentage of revenue for the periods indicated:

                                                      Year Ended December 31,
                                                      ----------------------
                                                       1999      2000   2001
                                                      -----     -----  -----
      Revenue, net................................... 100.0%    100.0% 100.0%
      Cost of revenue................................  42.4      35.6   50.8
                                                      -----     -----  -----
         Gross profit................................  57.6      64.4   49.2
                                                      -----     -----  -----
      Operating expenses:
         Research and development....................   6.8       7.3   10.9
         Sales and marketing.........................  17.3      18.0   29.2
         General and administrative..................   3.4       2.8    8.7
         Amortization of deferred stock compensation.   7.1       1.6    0.9
                                                      -----     -----  -----
             Total operating expenses................  34.6      29.7   49.7
                                                      -----     -----  -----
      Income (loss) from operations..................  23.0      34.7   (0.5)
      Interest income................................   1.4       3.0    2.9
      Write-down of minority investment..............    --        --    0.8
                                                      -----     -----  -----
      Income before provision for income taxes.......  24.4      37.7    1.6
      Provision for income taxes.....................   7.3      14.3    0.6
                                                      -----     -----  -----
      Net income.....................................  17.1%     23.4%   1.0%
                                                      =====     =====  =====

   Revenue. Net revenue was $133.5 million, $377.2 million, and $311.2 million in fiscal 1999, 2000, and 2001, respectively, representing an increase of 183% from fiscal 1999 to 2000 and a decrease of 17% from 2000 to 2001. The increase from 1999 to 2000 was due to a strong market demand for Internet infrastructure equipment, increased acceptance of Foundry's product offerings, and a significant increase in Foundry's sales and marketing organizations, all of which contributed to higher revenues in 2000. The decline in revenue in 2001 reflected the effects of the global economic slowdown,a reduction in capital spending by our existing and potential customers and, to a lesser extent, the product transition to JetCore ASICs which caused some of our customers to place orders for new JetCore-based products to be delivered in the first half of 2002. For the year ended December 31, 1999, sales to America Online and Hewlett Packard accounted for 11% and 14% of our revenue, respectively. For the years ended December 31, 2000 and 2001, no customer accounted for greater than 10% of our revenue.

   Customer support revenue was 1.7%, 3.9% and 9.1% of our net revenue for 1999, 2000 and 2001, respectively. Revenue from support contracts are recognized ratably over the contractual period, generally 12 months. The increases in support revenue were due to the associated increase in product sales in 2000 and our increased customer base, resulting in new customer support contracts in addition to support contract renewals by existing customers.

   Cost of revenue. Cost of revenue consists primarily of material, labor, manufacturing overhead, warranty costs and the provision for excess and obsolete inventories. Cost of revenue was $56.6 million, $134.3 million, and $158.1 million in fiscal 1999, 2000, and 2001 or 42.4%, 35.6%, and 50.8% of revenue, respectively. The decrease in cost of revenue as a percentage of revenue from 1999 to 2000 was primarily a result of shifts in product mix and lower manufacturing overhead costs due to higher sales volume. The increase in cost of revenue as a percentage of revenue from 2000 to 2001 was due to a decline in sales volume and average selling prices resulting from the global economic slowdown, and increased inventory provision in response to the deteriorating economic environment and a major product line transition in the fourth quarter of 2001. The provision for excess and obsolete inventories increased from $13.6 million in 2000 to $24.9 million in 2001, of which $9.3 million was recorded in fourth quarter 2001 to specifically reserve for excess inventories as a result of our product realignment and transition from our IronCore ASICs-based product lines to the new and more powerful products incorporating our next generation JetCore ASICs.

   Our gross margin has been and may continue to be adversely affected by heightened price competition, component shortages, increases in material or labor costs, changes in channels of distribution, product and geographic mix, as well as the mix of configurations within each product group. Downward pressures on our gross margins may be further impacted by increased percentage of revenue from service market providers, international purchasers or through our OEMs, all of which may have lower margins, or an increase in product costs. See also "Risk Factors That May Affect Future Results and Market Price of Stock -- We expect our gross margin to decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors."

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses were $9.0 million, $27.5 million and $33.9 million in fiscal 1999, 2000 and 2001 or 6.8%, 7.3%, and 10.9% of revenue, respectively. The increases were primarily due to the addition of engineering personnel from 43 in 1999 to 89 in 2000 to 135 in 2001 and increased expenditures on the design and development of new products, particularly the development of our next generation JetCore ASICs in 2001. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $23.1 million, $67.8 million and $90.8 million in fiscal 1999, 2000 and 2001 or 17.3%, 18.0% and 29.2% of revenue, respectively. The increase from 1999 to 2000 was primarily due to significant increases in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. The increase from 2000 to 2001 was primarily due to increases in the average size of our direct sales force from 205 in 2000 to 289 in 2001, and increased marketing and advertising investments associated with the introduction of new products.

   General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $4.5 million, $10.5 million and $27.2 million in fiscal 1999, 2000 and 2001 or 3.4%, 2.8% and 8.7% of revenue, respectively. The increase in absolute dollars from 1999 to 2000 was primarily due to an increase in headcount from 21 to 47 and an increase in general corporate expenses consistent with the increased scale of operations and revenue growth. General and administrative expenses increased in absolute dollars from 2000 to 2001 primarily due to certain charges such as $2.8 million for the write-down of a note receivable from a stockholder and $1.1 million of costs related to facilities consolidation, an increase in the provision for doubtful accounts receivable from $4.7 million in 2000 to $9.1 million in 2001 as a result of the impact of the deteriorating economy on our customer base, and an increase in general corporate expenses such as legal and facilities costs.

   Amortization of deferred stock compensation. In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. We recorded no additional deferred stock compensation in 2001. Deferred stock compensation is reflected within stockholders' equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $9.5 million, $6.2 million and $2.7 million for fiscal 1999, 2000 and 2001, respectively. At December 31, 2001, we had approximately $1.3 million remaining to be amortized in 2002 and 2003.

   Interest income. Interest income is earned on funds we keep on deposit in interest bearing money market and short-term investment accounts. Foundry had interest income of $1.9 million, $11.2 million and $8.7 million in 1999, 2000 and 2001, respectively. Interest income increased significantly from 1999 to 2000 due to higher cash balances resulting from the proceeds from our initial public offering on October 1, 1999. Interest income decreased from 2000 to 2001 due to lower interest rates during 2001.

   Write-down of minority investment. In February 2001, Foundry made a $2.5 million minority investment in a development stage private company, who is also a customer. In December 2001, the Company determined that the investment declined in fair market value on an other than temporary basis based on certain factors such as the value of the most recent round of financing, market and industry conditions and financial condition of and business outlook for the company. Accordingly, Foundry wrote-down the minority investment in its entirety in the accompanying consolidated statement of income for the year ended December 31, 2001.

   Income taxes. The Company generated significant taxable income in 1999, 2000, and 2001. Management believes that the Company will likely generate sufficient taxable income in the future to ensure the realization of the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of December 31, 2000, and 2001.

   The Company's income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders' equity and amounted to $0.9 million, $57.9 million and $10.5 million for the years ended December 31, 1999, 2000, and 2001, respectively. Benefits reducing taxes payable amounted to approximately $55.2 million and $8.1 million for the years ended December 31, 2000 and 2001, respectively. Benefits increasing gross deferred tax assets amounted to $2.7 million and $2.4 million for the years ended December 31, 2000 and 2001, respectively.

Liquidity and Capital Resources

   At December 31, 2001, Foundry had cash and cash equivalents and short-term investments totaling $274.7 million as compared to $252.2 million at December 31, 2000, an increase of $22.5 million.

   Cash provided by operating activities was $19.6 million, $86.0 million and $32.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. The increase from 1999 to 2000 was due primarily to the significant increase in net income combined with an income tax benefit realized from stock option exercises totaling $57.9 million, offset by purchases of inventories and increase in accounts receivables. Cash provided by operating activities decreased to $32.6 million for 2001 as a result of significantly lower net income in 2001, lower tax benefit from stock option exercises, a significant increase in deferred tax assets offset by increases in the provisions for doubtful accounts and excess and obsolete inventories.

   Cash utilized in investing activities was $40.8 million, $49.2 million, and $100.5 million for the years ended December 31, 1999, 2000, and 2001, respectively. The increases were primarily due to purchases of short-term investments offset by proceeds received from the maturities of held-to-maturity investments.

   Financing activities in 1999 provided $137.1 million, arising primarily from proceeds from our initial public offering on October 1, 1999. Financing activities in 2000 provided $11.2 million primarily from stock option exercises and, to a lesser extent, the collection of stockholder promissory notes. During 2001, we utilized $2.6 million for financing activities, which comprised primarily of $15.0 million used for the repurchase of Foundry common stock in the open market offset by $12.4 million of proceeds from stock option exercises and sale of common stock under the Employee Stock Purchase Plan.

   As of December 31, 2001, we had inventory purchase commitments to our contract manufacturers totaling $35.4 million and operating lease commitments totaling $25.6 million. We may incur higher capital expenditures in the near future, when market conditions improve and if we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash balances and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. Key factors impacting our cash flows include our ability to effectively manage our working capital, in particular inventory and accounts receivable, as well as future demand for our products and related pricing.

Recently Issued Accounting Standards

   See Note 2 of Notes to Consolidated Financial Statements for recently adopted and issued accounting standards.

Risk Factors That May Affect Future Results and Market Price of Stock

We may not be able to maintain profitability in the future.

   We generated net income of $88.1 million and $2.9 million for the year ended December 31, 2000 and 2001 on revenues of $377.2 million and $311.2 million, respectively. As of December 31, 2001, we had retained earnings of $93.5 million. Although we have been profitable on an annual basis for the last three consecutive years, we incurred a net loss of $10.7 million for the fourth quarter ended December 31, 2001. This is our first quarterly operating loss since the quarter ended December 31, 1998. When economic conditions improve, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

The current economic downturn may continue to adversely affect our revenues, gross margins and expenses.

   Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of the current recession and reduced capital spending, particularly in the United States. The downturn has also contributed to declines in revenue during 2001. We have also experienced gross margin declines, reflecting the effect of competitive pressures as well as writedowns for inventories and other asset impairments as a result of the downturn. Our general and administrative expenses were higher than expected due in part to an increase in the provision for doubtful accounts and write-down of a note receivable from a stockholder. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

Terrorist acts and acts of war may harm our business and operating results.

   The terrorist attacks in New York and Washington D.C. on September 11, 2001 have disrupted commerce throughout the world and have intensified the uncertainty of the U.S. and global economies. The long-term effects on our business from these attacks are unknown. The continued threat of terrorism and heightened security and military action in response to this threat may cause further disruption to the economy. To the extent that such disruptions result in delays or cancellations of customer orders, the manufacture or shipment of our products, our business and results of operations could be materially and adversely affected.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

   For the years ended December 31, 2000 and 2001, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base has become less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

   While our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

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

   Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In the future, our revenue may remain flat, decrease or grow at a slower rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. We expect that our operating expenses will increase if we expand our sales and marketing operations and as we continue to develop new products. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material depending on the number of stock options exercised and the fair market value of our common stock during such period. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Intense competition in the market for network solutions could prevent us from increasing revenue and sustaining profitability.

   The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products.

   We also compete with other large public companies, such as Nortel Networks and Enterasys Networks as well as other smaller public and private companies such as Juniper Networks, Extreme Networks and Riverstone Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

Our ability to increase our revenue depends on expanding our direct sales operation and reseller distribution channels and continuing to provide excellent customer support.

   If we are unable to effectively expand, train and retain our sales and support staff or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed or if our resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Some of our resellers also sell products that compete with our products. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support.

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

   The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, we need to introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points to remain competitive. The process of developing new technology is complex and uncertain, and if we fail to develop or obtain important intellectual property and accurately predict customers' changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will eventually result in products that the market will accept. After a product is developed, we must be able to forecast sales volumes and quickly manufacture a sufficient mix of products and configurations that meet customer requirements, all at low costs.

   The current life cycle of our products is typically 18 to 24 months. In June 2001, we introduced JetCore, our third generation of ASICs which will be incorporated within our existing product lines by the end of March 2002. The introduction of new products or product enhancements may shorten the life cycle of our existing products, replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

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

   Our customer base includes emerging enterprise, telecommunications and Internet companies who rely on venture capital firms, banks and other similar financing sources to fund their operations and growth. Due to the slowdown of the economy and other factors, many of these customers have and may experience cash flow problems and are finding it increasingly difficult to obtain financing on attractive terms, if at all. Some of these companies have been unable to raise adequate capital and have reduced or ceased their purchases of our products and some have been unable to pay or have delayed payment for products they had previously purchased. The inability of some of our existing and prospective customers to pay us for our products may adversely affect the timing of revenue recognition and such reductions in spending or payment defaults by this segment of our customer base have had and may have an adverse effect on our operating results and stock price.

Our gross margin may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

   Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products has decreased and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results, or financial condition.

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

   Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom and Total Network Solutions in Europe, Mitsui in Japan, Shanghai Gentek, GTI and UTStarcom in China and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends on Mitsui's ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years.

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

   We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. Our principal suppliers of key components include Celestica, Texas Instruments, Sanmina, Finisar, Hewlett-Packard, Intel, Fujitsu, Samsung and QCS Limited. The inability of our suppliers to provide us with adequate supplies of key components or the loss of any of our suppliers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition.

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

   We currently subcontract substantially all of our manufacturing to two companies located in San Jose, California. Celestica assembles and tests our printed circuit boards, and Sanmina Corporation assembles and tests our backplane products. Our agreements with Sanmina and Celestica allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. We do not have long-term contracts with either of these manufacturers.

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

   We experienced rapid growth from 1999 to 2000 which placed a significant strain on our resources. Our revenue increased significantly during those years, and our headcount increased from 222 employees in 1999 to

572 in 2000. Our headcount grew, at a much slower rate, to 600 employees in 2001. We may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate anticipated growth, we must:

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

   Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, and our IronWare software. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. We do not own any patents although we do have patent applications pending. There can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

   We provide software to customers under license agreements included in the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent misappropriation of our technology, particularly in some foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

   From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Our stock price has been volatile historically, which may make it more difficult to resell shares when needed at attractive prices.

   The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $13.00 to $207.56. During the year ended December 31, 2001, the closing sale prices of our common stock ranged from $5.80 to $23.50. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

We face litigation risks.

   We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Item 1 "Legal Proceedings," and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Management beneficially owns approximately 23.5% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry's stock price.

   Foundry's directors and executive officers beneficially own approximately 23.5% of our outstanding common stock as of December 31, 2001. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry's directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry's common stock.

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

   Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters and contract manufacturers are located in Northern California, an area susceptible to earthquakes. In recent years, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, our contractors' facilities and certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. As a result of this energy crisis, these contractors may be unable to manufacture sufficient quantities of our products or they may increase their service fees. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our independent auditor, Arthur Andersen LLP, has been indicted by the United States Department of Justice, creating uncertainties for the Company in making its SEC filings.

   On March 14, 2002, the United States Department of Justice obtained an indictment against Arthur Andersen LLP, the Company's auditors. The indictment raises a number of uncertainties for the Company. The SEC has announced that it will continue to accept financial statements audited by Andersen in its SEC filings, as long as companies obtain certain financial representations from Andersen concerning audit quality controls for audit reports issued after March 14, 2002. However, if Andersen is convicted, the SEC may bar Andersen from doing public company audit work, or may refuse to accept financial statements audited by Andersen in future SEC filings. If financial statements audited by Andersen are no longer accepted by the SEC, we would have to seek another auditing firm. The number of auditing firms in the United States with staffing and capabilities similar to Andersen's is limited. If financial statements audited by Andersen are no longer accepted by the SEC, it is likely that many public companies will be seeking alternative auditors at the same time. We may experience difficulties in obtaining a satisfactory alternative auditor, and the cost of obtaining the annual audit may increase.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

   Foundry's investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company's investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $274.7 million of cash equivalents and short-term investments at December 31, 2001 by approximately $2.7 million. With the exception of a high-risk $2.5 million minority investment made in a development stage private company, who is also our customer, in February 2001, our investment portfolio includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity. In December 2001, the Company wrote-off the minority investment as it was determined that the investment had declined in value and that the decline was other-than temporary.

   We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

   Currently, all of our sales and expenses are denominated in U.S. dollars, with the exception of Canada's operations denominated in Canadian dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

                                     37.1

Item 8.  Consolidated Financial Statements And Supplementary Data

                            FOUNDRY NETWORKS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants...............................................................  39

Consolidated Balance Sheets as of December 31, 2000 and 2001...........................................  40

Consolidated Statements of Income for the Years Ended December 31, 1999, 2000 and 2001.................  41

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) as
  of December 31, 1999, 2000 and 2001..................................................................  42

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.............  43

Notes to Consolidated Financial Statements.............................................................  44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Foundry Networks, Inc.:

   We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundry Networks, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                          /S/  ARTHUR ANDERSEN LLP

San Jose, California
January 21, 2002

                            FOUNDRY NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                      December 31,
                                                                                                   ------------------
                                                                                                     2000      2001
                                                                                                   --------  --------
                                          A S S E T S
Current assets:
    Cash and cash equivalents..................................................................... $168,429  $ 98,210
    Short-term investments........................................................................   83,816   176,524
    Accounts receivable, net of allowances for doubtful accounts of $4,261 and $6,648 and sales
     returns of $1,501 and $1,501 at December 31, 2000 and 2001, respectively.....................   64,573    51,830
    Inventories...................................................................................   51,593    43,277
    Deferred tax assets...........................................................................   13,715    29,656
    Prepaid expenses and other current assets.....................................................   10,693     4,863
                                                                                                   --------  --------
       Total current assets.......................................................................  392,819   404,360
                                                                                                   --------  --------
Property and equipment:
    Computers and related equipment...............................................................    6,451    11,493
    Leasehold improvements........................................................................      922     1,477
    Furniture and fixtures........................................................................      503       214
                                                                                                   --------  --------
                                                                                                      7,876    13,184
    Less: Accumulated depreciation................................................................   (3,010)   (6,868)
                                                                                                   --------  --------
       Net property and equipment.................................................................    4,866     6,316
                                                                                                   --------  --------
Other long-term assets............................................................................      781     1,462
                                                                                                   --------  --------
       Total assets............................................................................... $398,466  $412,138
                                                                                                   ========  ========
               L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
Current liabilities:
    Accounts payable.............................................................................. $ 20,432  $ 15,300
    Accrued payroll and related expenses..........................................................   11,130    10,932
    Warranty accrual..............................................................................    2,841     2,499
    Other accrued expenses........................................................................    5,642     4,601
    Income taxes payable..........................................................................       --     1,193
    Deferred revenue..............................................................................   13,405    15,781
                                                                                                   --------  --------
       Total current liabilities..................................................................   53,450    50,306
                                                                                                   --------  --------
Commitments and contingencies (Note 3)............................................................
Stockholders' equity:
    Common stock, $0.0001 par value:
     Authorized--300,000,000 shares at December 31, 2001:
     Issued and outstanding--118,076,155 and 119,298,814 shares at December 31, 2000 and
      2001, respectively..........................................................................       12        12
    Treasury stock................................................................................       (4)  (14,996)
    Additional paid-in capital....................................................................  263,176   284,740
    Note receivable from stockholder..............................................................   (3,270)     (480)
    Deferred stock compensation...................................................................   (5,580)   (1,302)
    Cumulative translation adjustment.............................................................       61       351
    Retained earnings.............................................................................   90,621    93,507
                                                                                                   --------  --------
       Total stockholders' equity.................................................................  345,016   361,832
                                                                                                   --------  --------
       Total liabilities and stockholders' equity................................................. $398,466  $412,138
                                                                                                   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                         1999     2000     2001
                                                                       -------- -------- --------
Revenue, net.......................................................... $133,522 $377,156 $311,176
Cost of revenue.......................................................   56,612  134,330  158,141
                                                                       -------- -------- --------
   Gross profit.......................................................   76,910  242,826  153,035
                                                                       -------- -------- --------
Operating expenses:
   Research and development...........................................    9,037   27,499   33,947
   Sales and marketing................................................   23,142   67,753   90,786
   General and administrative.........................................    4,532   10,493   27,185
   Amortization of deferred stock compensation........................    9,463    6,185    2,708
                                                                       -------- -------- --------
       Total operating expenses.......................................   46,174  111,930  154,626
                                                                       -------- -------- --------
Income (loss) from operations.........................................   30,736  130,896   (1,591)
Interest income.......................................................    1,886   11,235    8,746
Write-down of minority investment.....................................       --       --    2,500
                                                                       -------- -------- --------
Income before provision for income taxes..............................   32,622  142,131    4,655
Provision for income taxes............................................    9,750   54,010    1,769
                                                                       -------- -------- --------
Net income............................................................ $ 22,872 $ 88,121 $  2,886
                                                                       ======== ======== ========
Basic net income per share............................................ $   0.42 $   0.80 $   0.02
                                                                       ======== ======== ========
Weighted average shares used in computing basic net income per share..   54,929  110,141  117,360
                                                                       ======== ======== ========
Diluted net income per share.......................................... $   0.20 $   0.69 $   0.02
                                                                       ======== ======== ========
Weighted average shares used in computing diluted net income per share  114,835  127,131  125,521
                                                                       ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

          CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                         Redeemable
                                                        Convertible
                                                         Preferred                                                      Notes
                                                           Stock         Common Stock    Treasury Stock   Additional  Receivable
                                                     -----------------  --------------- ----------------   Paid-in       From
                                                     Shares    Amount   Shares   Amount Shares   Amount    Capital   Stockholders
                                                     -------  --------  -------  ------ ------  --------  ---------- ------------
BALANCES AT DECEMBER 31, 1998.......................  44,975  $ 30,085   55,832   $ 5       --  $     --   $  6,118    $  (713)
   Issuance of Series C redeemable convertible
    preferred stock, net............................     375     1,000       --    --       --        --         --         --
   Issuance of common stock in connection with
    initial public offering, net of offering costs..      --        --   11,500     1       --        --    131,831         --
   Conversion of preferred stock into common
    Stock........................................... (45,350)  (31,085)  45,350     5       --        --     31,080         --
   Exercise of stock options for cash...............      --        --    2,917    --       --        --      4,331         --
   Exercise of stock options for notes receivable...      --        --      246    --       --        --        146       (146)
   Repayment of notes receivable....................      --        --       --    --       --        --         --         85
   Repurchase of common stock from employees........      --        --     (455)   --       --        --        (19)        19
   Deferred stock compensation......................      --        --       --    --       --        --     17,270         --
   Amortization of deferred stock compensation......      --        --       --    --       --        --         --         --
   Repurchase of common stock from a founder........      --        --   (1,200)   --    1,200        (4)        --         --
   Tax benefit from stock option exercises..........      --        --       --    --       --        --        866         --
   Net income.......................................      --        --       --    --       --        --         --         --
                                                     -------  --------  -------   ---   ------  --------   --------    -------
BALANCES AT DECEMBER 31, 1999.......................      --        --  114,190    11    1,200        (4)   191,623       (755)
   Exercise of stock options for cash...............      --        --    3,827     1       --        --      6,935         --
   Exercise of stock options for notes receivable...      --        --       60    --       --        --      3,270     (3,270)
   Common stock issued under Employee Stock
    Purchase Plan...................................      --        --      325    --       --        --      3,617         --
   Repayment of notes receivable....................      --        --       --    --       --        --         --        755
   Repurchase of common stock from employees........      --        --     (326)   --       --        --       (121)        --
   Deferred stock compensation......................      --        --       --    --       --        --        300         --
   Amortization of deferred stock compensation......      --        --       --    --       --        --         --         --
   Reduction in deferred stock compensation.........      --        --       --    --       --        --       (306)        --
   Tax benefit from stock option exercises..........      --        --       --    --       --        --     57,858         --
   Foreign currency translation adjustments.........      --        --       --    --       --        --         --         --
   Net income.......................................      --        --       --    --       --        --         --         --
                                                     -------  --------  -------   ---   ------  --------   --------    -------
BALANCES AT DECEMBER 31, 2000.......................      --        --  118,076    12    1,200        (4)   263,176     (3,270)
   Exercise of stock options for cash...............      --        --    2,525    --       --        --      6,557         --
   Non-cash compensation expense for terminated
    Employee........................................      --        --       --    --       --        --        265         --
   Repurchase of common stock from employees........      --        --     (230)   --       --        --        (45)        --
   Common stock issued under Employee Stock
    Purchase Plan...................................      --        --      450    --       --        --      5,856         --
   Repurchase of common stock in open market........      --        --   (1,522)   --    1,522   (14,996)        --         --
   Issuance of stock repurchased from founder.......      --        --       --    --   (1,200)        4         --         --
   Amortization of deferred stock compensation......      --        --       --    --       --        --         --         --
   Reduction in deferred stock compensation.........      --        --       --    --       --        --     (1,570)        --
   Write-down of note receivable from
    stockholder.....................................      --        --       --    --       --        --         --      2,790
   Tax benefit from stock option exercises..........      --        --       --    --       --        --     10,501         --
   Foreign currency translation adjustments.........      --        --       --    --       --        --         --         --
   Net income.......................................      --        --       --    --       --        --         --         --
                                                     -------  --------  -------   ---   ------  --------   --------    -------
BALANCES AT DECEMBER 31, 2001.......................      --  $     --  119,299   $12    1,522  $(14,996)  $284,740    $  (480)
                                                     =======  ========  =======   ===   ======  ========   ========    =======

                                                                   Accumulated    Retained       Total
                                                       Deferred       Other       Earnings   Stockholders'
                                                        Stock     Comprehensive (Accumulated    Equity
                                                     Compensation    Income       Deficit)     (Deficit)
                                                     ------------ ------------- ------------ -------------
BALANCES AT DECEMBER 31, 1998.......................   $ (3,964)      $  --       $(20,372)    $(18,926)
   Issuance of Series C redeemable convertible
    preferred stock, net............................         --          --             --           --
   Issuance of common stock in connection with
    initial public offering, net of offering costs..         --          --             --      131,832
   Conversion of preferred stock into common
    Stock...........................................         --          --             --       31,085
   Exercise of stock options for cash...............         --          --             --        4,331
   Exercise of stock options for notes receivable...         --          --             --           --
   Repayment of notes receivable....................         --          --             --           85
   Repurchase of common stock from employees........         --          --             --           --
   Deferred stock compensation......................    (17,270)         --             --           --
   Amortization of deferred stock compensation......      9,463          --             --        9,463
   Repurchase of common stock from a founder........         --          --             --           (4)
   Tax benefit from stock option exercises..........         --          --             --          866
   Net income.......................................         --          --         22,872       22,872
                                                       --------       -----       --------     --------
BALANCES AT DECEMBER 31, 1999.......................    (11,771)         --          2,500      181,604
   Exercise of stock options for cash...............         --          --             --        6,936
   Exercise of stock options for notes receivable...         --          --             --           --
   Common stock issued under Employee Stock
    Purchase Plan...................................         --          --             --        3,617
   Repayment of notes receivable....................         --          --             --          755
   Repurchase of common stock from employees........         --          --             --         (121)
   Deferred stock compensation......................       (300)         --             --           --
   Amortization of deferred stock compensation......      6,185          --             --        6,185
   Reduction in deferred stock compensation.........        306          --             --           --
   Tax benefit from stock option exercises..........         --          --             --       57,858
   Foreign currency translation adjustments.........         --          61             --           61
   Net income.......................................         --          --         88,121       88,121
                                                       --------       -----       --------     --------
BALANCES AT DECEMBER 31, 2000.......................     (5,580)         61         90,621      345,016
   Exercise of stock options for cash...............         --          --             --        6,557
   Non-cash compensation expense for terminated
    Employee........................................         --          --             --          265
   Repurchase of common stock from employees........         --          --             --          (45)
   Common stock issued under Employee Stock
    Purchase Plan...................................         --          --             --        5,856
   Repurchase of common stock in open market........         --          --             --      (14,996)
   Issuance of stock repurchased from founder.......         --          --             --            4
   Amortization of deferred stock compensation......      2,708          --             --        2,708
   Reduction in deferred stock compensation.........      1,570          --             --           --
   Write-down of note receivable from
    stockholder.....................................         --          --             --        2,790
   Tax benefit from stock option exercises..........         --          --             --       10,501
   Foreign currency translation adjustments.........         --         290             --          290
   Net income.......................................         --          --          2,886        2,886
                                                       --------       -----       --------     --------
BALANCES AT DECEMBER 31, 2001.......................   $ (1,302)      $ 351       $ 93,507     $361,832
                                                       ========       =====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                       1999      2000       2001
                                                                                     --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................ $ 22,872  $  88,121  $   2,886
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.....................................................................      445      1,378      3,858
   Amortization of deferred stock compensation......................................    9,463      6,185      2,708
   Provision for allowance for doubtful accounts....................................    1,269      4,698      9,061
   Provision for allowance for sales returns........................................    1,187      3,734      3,595
   Provision for excess and obsolete inventories....................................    3,827     13,558     24,864
   Deferred tax assets..............................................................   (5,220)    (5,981)   (13,537)
   Write-down of minority investment................................................       --         --      2,500
   Write-down of note receivable from stockholder...................................       --         --      2,790
   Non-cash compensation expense....................................................       --         --        265
   Tax benefit from stock option exercises..........................................      866     55,344      8,097
   Change in operating assets and liabilities:
      Accounts receivable...........................................................  (24,781)   (44,073)        87
      Inventories...................................................................  (13,369)   (48,408)   (16,548)
      Prepaid expenses and other assets.............................................     (973)   (10,134)     5,149
      Accounts payable..............................................................    1,498     12,875     (5,132)
      Accrued payroll and related expenses..........................................    3,201      6,992       (198)
      Warranty accrual..............................................................    1,737        749       (342)
      Other accrued expenses........................................................    3,834      1,629     (1,041)
      Income taxes payable..........................................................    9,925     (9,925)     1,193
      Deferred revenue..............................................................    3,798      9,236      2,376
                                                                                     --------  ---------  ---------
         Net cash provided by operating activities..................................   19,579     85,978     32,631
                                                                                     --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of minority investment...................................................       --         --     (2,500)
  Purchases of short-term investments...............................................  (39,789)  (190,486)  (354,383)
  Maturities of short-term investments..............................................       --    146,459    261,675
  Purchases of property and equipment...............................................   (1,045)    (5,148)    (5,308)
                                                                                     --------  ---------  ---------
         Net cash used by investing activities......................................  (40,834)   (49,175)  (100,516)
                                                                                     --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...................................     (178)        --         --
  Proceeds from issuance of common stock............................................  136,163     10,553     12,417
  Repurchases of common stock.......................................................       (4)      (121)   (15,041)
  Repayment of notes receivable.....................................................       85        755         --
  Net proceeds from issuance of redeemable convertible preferred stock..............    1,000         --         --
                                                                                     --------  ---------  ---------
         Net cash provided (used) by financing activities...........................  137,066     11,187     (2,624)
                                                                                     --------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................  115,811     47,990    (70,509)
  Effect of exchange rate changes on cash...........................................       --         61        290
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................    4,567    120,378    168,429
                                                                                     --------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................. $120,378  $ 168,429  $  98,210
                                                                                     ========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Issuance of common stock for notes receivable..................................... $    146  $   3,270  $      --
  Issuance of common stock in net exercise settlement of warrants...................       30         --         --
  Conversion of redeemable convertible preferred stock upon initial public offering.   31,085         --         --
  Repurchase of common stock and cancellation of corresponding note receivable......       19         --         --
  Reduction in deferred stock compensation due to employee terminations.............       --        306      1,570
  Cash paid for interest............................................................      166         --         --
  Cash paid for income taxes, net of refunds........................................    4,182     12,169      1,418

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDRY NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION OF THE COMPANY:

   Foundry Networks, Inc. (together with its subsidiaries, collectively the Company or Foundry) designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance networking products for enterprises, educational institutions, government agencies, web hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Foreign Currency Translation

   The Company's consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in the United States, Barbados, Brazil, France, Canada, Germany, the Netherlands, United Kingdom, Singapore, Japan and Italy. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a separate component of stockholders' equity.

Reclassifications

   Certain items previously reported in specific financial statement captions have been reclassified to conform with the December 31, 2001 presentation.

Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for excess and obsolete inventory, minority investment, product warranty, allowances for doubtful accounts, sales returns, income taxes and depreciation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

                            FOUNDRY NETWORKS, INC.

   Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31 2000 and 2001, Foundry's short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and investment grade U.S. debt securities and commercial paper.

   Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                         December 31, 2000
                                             ------------------------------------------
                                                         Gross      Gross
                                             Amortized Unrealized Unrealized Estimated
                                               Cost      Gains      Losses   Fair Value
                                             --------- ---------- ---------- ----------
Money market funds.......................... $  9,844     $--        $ --     $  9,844
Commercial paper............................   91,779      --         (19)      91,760
Government securities.......................   97,648      28          --       97,676
Corporate debt securities...................    3,080      --          --        3,080
                                             --------     ---        ----     --------
                                             $202,351     $28        $(19)    $202,360
                                             ========     ===        ====     ========
Included in cash and cash equivalents....... $118,535     $--        $ (6)    $118,529
Included in short-term investments..........   83,816      28         (13)      83,831
                                             --------     ---        ----     --------
                                             $202,351     $28        $(19)    $202,360
                                             ========     ===        ====     ========

                                                         December 31, 2001
                                             ------------------------------------------
                                                         Gross      Gross
                                             Amortized Unrealized Unrealized Estimated
                                               Cost      Gains      Losses   Fair Value
                                             --------- ---------- ---------- ----------
Money market funds.......................... $ 33,135     $ --       $ --     $ 33,135
Commercial paper............................   58,807       --         --       58,807
Government securities.......................  149,583      127        (27)     149,683
                                             --------     ----       ----     --------
                                             $241,525     $127       $(27)    $241,625
                                             ========     ====       ====     ========
Included in cash and cash equivalents....... $ 65,001     $ --       $ --     $ 65,001
Included in short-term investments..........  176,524      127        (27)     176,624
                                             --------     ----       ----     --------
                                             $241,525     $127       $(27)    $241,625
                                             ========     ====       ====     ========

Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                        December 31,
                                                       ---------------
                                                        2000    2001
                                                       ------- -------
          Purchased parts............................. $31,975 $20,305
          Work-in-process.............................  16,935  22,706
          Finished goods..............................   2,683     266
                                                       ------- -------
                                                       $51,593 $43,277
                                                       ======= =======

                            FOUNDRY NETWORKS, INC.

   The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three months. In recent quarters, demand for our products has been adversely affected as a result of the current recession and reduced telecommunications and infrastructure capital spending, particularly in the United States. Consequently, provisions for excess and obsolete inventory in the amounts of $3.8 million, $13.6 million, and $24.9 million were recorded for the years ended December 31, 1999, 2000, and 2001, respectively. Inventory write-offs were approximately $1.6 million in 1999, $4.4 million in 2000, and $8.9 million in 2001. Approximately $7.8 million and $5.2 million of the Company's work-in-process inventories were consigned to contract manufacturers' sites as of December 31, 2000 and 2001, respectively.

Concentrations

   Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for potential doubtful accounts when deemed necessary. We record specific allowances for bad debts when we become aware of a specific customer's inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. In determining our allowance for doubtful accounts, we also consider our agreement with GE Capital, our third party leasing partner, which allows GE Capital a right of recourse against Foundry for defaults by customers financed through GE Capital based on certain criteria. We mitigate some collection risk by requiring most of our customers in the Asian region to secure lines of credit prior to placing an order with us. During the year ended December 31, 2001, Foundry provided approximately $9.1 million to increase its allowance for doubtful accounts receivable to a level deemed necessary by management to provide for potential uncollectible amounts. Foundry's top ten customers accounted for 38% and 40% of trade receivables as of December 31, 2000 and 2001, respectively.

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

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives of 2 years are used on computer equipment and related software and production and engineering equipment. Estimated useful lives of 3 years are used on furniture and fixtures. Leasehold improvements are amortized over the lease term.

Minority Investment

   In February 2001, Foundry made a $2.5 million minority investment in a development stage private company, who is also a customer. Sales to this customer during 2000 and 2001 were insignificant. Foundry's

                            FOUNDRY NETWORKS, INC.

interest in the company is significantly less than 20% and, as such, the Company does not have the ability to exercise significant influence. In December 2001, the Company determined that the investment declined in fair value on an other than temporary basis based on a number of factors including the value of the most recent round of financing, general market and industry conditions and the financial condition of and business outlook for the company. Accordingly, Foundry wrote-down the entire minority investment and recorded the expense in the accompanying consolidated statement of income for the year ended December 31, 2001.

Impairment of Long-Lived Assets

   The Company accounts for the impairment of long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. To date, charges recorded by the Company for the impairment of long-lived assets have not been significant.

Revenue Recognition

   General.   Foundry's revenue recognition policy follows SEC Staff Accounting
Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

   Products.   Revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry's standard warranty period extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns. In 1999, 2000 and 2001, Foundry recorded a provision for sales returns equal to $1.2 million, $3.7 million and $3.6 million, respectively, which has been netted against revenue in the accompanying consolidated statements of income. This provision is based on our historical returns, analysis of credit memo data and return policies. Sales to Foundry's resellers do not provide for rights of return and the contracts with Foundry's original equipment manufacturers do not provide for rights of return except in the event Foundry's products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

   Services.   Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 1.7%, 3.9% and 9.1% for the years ended December 31, 1999, 2000 and 2001, respectively. Revenue for training and installation services are recognized as services are rendered. Revenue from training and installation services accounted for less than 1% of total revenue for 1999, 2000 and 2001.

                            FOUNDRY NETWORKS, INC.

Segment Reporting

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was adopted by Foundry in 1997 and establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

   For the year ended December 31, 1999, one customer accounted for 11% of our net revenue and another customer accounted for 14%. For the years ended December 31, 2000 and 2001, no customer individually accounted for greater than 10% of our net revenue.

   Foundry sells to various countries in North and South America, Europe, Asia, and Australia. Foundry's foreign offices conduct sales, marketing and support activities. Foundry's export sales represented 15%, 30% and 35% of net revenue in 1999, 2000 and 2001, respectively. Sales to individual countries outside of the United States each represented less than 10% of revenue in 1999, 2000 and 2001.

Advertising Costs

   Foundry expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 1999, 2000 and 2001 were $2.5 million, $7.7 million and $8.3 million, respectively.

Software Development Costs

   Foundry accounts for internally generated software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which Foundry has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 1999, 2000 and 2001 and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

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

                            FOUNDRY NETWORKS, INC.

   In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the years ended December 31, 1999, 2000 and 2001, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock using the treasury stock method. Certain common stock equivalent shares were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. The common equivalent shares which were anti-dilutive and therefore, excluded from the diluted earnings per share computation for the years ended December 31, 2000 and 2001 were 942,000 and 10.4 million shares, respectively. No shares were excluded from the calculation for 1999.

                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                        1999          2000        2001
                                                                      --------      --------    --------
                                                                     (In thousands, except per share data
Net income ......................................................... $ 22,872      $ 88,121    $  2,886
Basic:
   Weighted average shares of common stock outstanding..............   71,563       116,259     119,331
   Less: Weighted average shares subject to repurchase..............  (16,634)       (6,118)     (1,971)
                                                                      --------      --------    --------
   Weighted average shares used in computing basic net income per
     common share...................................................   54,929       110,141     117,360
                                                                      ========      ========    ========
Basic net income per common share...................................    $0.42         $0.80       $0.02
                                                                      ========      ========    ========
Diluted:
   Weighted average shares of common stock outstanding..............   71,563       116,259     119,331
   Add: Weighted average dilutive potential common stock............   43,272        10,872       6,190
                                                                      --------      --------    --------
   Weighted average shares used in computing diluted net income per
     common share...................................................  114,835       127,131     125,521
                                                                      ========      ========    ========
Diluted net income per common share.................................    $0.20         $0.69       $0.02
                                                                      ========      ========    ========

Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Foundry has elected to determine the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, the pro forma disclosures required under SFAS No. 123 have been included in Note 6.

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

                            FOUNDRY NETWORKS, INC.

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

3.   COMMITMENTS AND CONTINGENCIES:

   Rent expense under operating leases was $0.4 million, $2.5 million and $7.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

                                              Operating
                                               Leases
                                              ---------
                         2002................  $ 4,455
                         2003................    4,186
                         2004................    4,203
                         2005................    4,239
                         2006................    2,485
                         Thereafter..........    6,001
                                               -------
                         Total lease payments  $25,569
                                               =======

  Litigation

   In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry's announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and they filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry's common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company's motion to dismiss the consolidated amended complaint without prejudice to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company has reviewed the second amended complaint and concluded that it was also without merit. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

   A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. Kassin v. Foundry Networks, Inc. et al., No. 01-CV-10640 (SAS) (S.D.N.Y.), related to Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company's initial public offering in September 1999. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company's stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company's stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants' time to respond to the complaints has been stayed pending plans for further coordination. Plaintiffs have moved for appointment of lead plaintiff.

   Management believes that the allegations in these class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company was required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

   From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company's products infringe several of Nortel's patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel's claims and believes that Nortel's suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company's position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Purchase Commitments

   The Company uses two primary contract manufacturers to assemble and test our circuit boards and backplane products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate inventories, the Company's agreements with these contract manufacturers allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of December 31, 2001, the Company was committed to purchase approximately $35.4 million of such inventory over the next four months. Included in the provision for excess and obsolete inventory for the year ended December 31, 2001 was $2.1 million related to uncancelable purchase commitments for excess inventories.

4.  COMPREHENSIVE INCOME

   Foundry adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive income for the year ended December 31, 1999 approximated net income. Comprehensive income for the years ended December 31, 2000 and 2001 was $88.2 million and $3.2 million, respectively, including the effects of foreign currency translation adjustments.

5.  INCOME TAXES:

   Foundry accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. As of December 31, 2000 and 2001, components of the Company's net deferred income tax assets (all current) were as follows (in thousands):

                                                          December 31,
                                                         ---------------
                                                          2000    2001
                                                         ------- -------
       Deferred Tax Assets:
          Capitalized start-up and organizational costs. $   269 $    69
          Accrued vacation pay..........................     766   1,163
          Inventories valuation.........................   5,147  12,217
          Warranty......................................   1,534     999
          Accounts receivable valuation.................   1,260   5,299
          Research and development credits..............   3,045   4,525
          Other temporary differences...................   1,694   5,384
                                                         ------- -------
              Total deferred tax assets................. $13,715 $29,656
                                                         ======= =======

   As of December 31, 2001, the Company's state tax credit carryforwards for income tax purposes were approximately $4.5 million. If not utilized, the state tax credit can be carried over to succeeding years until exhausted.

   As of December 31, 2000 and 2001, Foundry had no significant deferred tax liabilities.

   The provision for income taxes consists of the following components for the years ended December 31 (in thousands):

                                      1999     2000      2001
                                     -------  -------  --------
               Current
                  Federal........... $12,733  $49,069  $ 13,814
                  Foreign...........      --      108       218
                  State.............   2,237   10,814     1,274
                                     -------  -------  --------
                      Total.........  14,970   59,991    15,306
               Deferred
                  Federal...........  (4,551)  (5,302)  (11,938)
                  Foreign and State.    (669)    (679)   (1,599)
                                     -------  -------  --------
                      Total.........  (5,220)  (5,981)  (13,537)
                                     -------  -------  --------
                  Total provision... $ 9,750  $54,010  $  1,769
                                     =======  =======  ========

   Income (loss) before provision for income taxes consisted of the following (in thousands):

                                        December 31,
                                   -----------------------
                                    1999     2000    2001
                                   ------- -------- ------
                     United States $32,622 $141,819 $4,135
                     International      --      312    520
                                   ------- -------- ------
                        Total..... $32,622 $142,131 $4,655
                                   ======= ======== ======

   The actual provision (benefit) for income taxes and the corresponding rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

                                                 1999            2000             2001
                                           --------------   -------------   --------------
Provision at U.S. statutory rate of 35%... $11,418   35.0%  $49,746  35.0%  $ 1,629   35.0%
State income taxes, net of federal benefit   1,709    5.2%    6,997   4.9%     (211)  (4.5)%
Change in valuation allowance.............  (9,185) (28.2)%      --    --        --     --
Research and development credits..........    (893)  (2.7)%  (2,155) (1.5)%  (1,669) (35.9)%
Nondeductible deferred stock compensation.   3,808   11.7%    1,757   1.2%    1,176   25.3%
Foreign Sales Corporation benefit.........     (28)    --    (2,318) (1.6)%    (482) (10.4)%
Other.....................................   2,921    9.0%      (17)   --     1,326   28.5%
                                           -------  -----   -------  ----   -------  -----
   Total.................................. $ 9,750   30.0%  $54,010  38.0%  $ 1,769   38.0%
                                           =======  =====   =======  ====   =======  =====

   The Company's income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders' equity and amounted to $866,000, $57.9 million and $10.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. Benefits reducing taxes payable amounted to approximately $55.2 million and $8.1 million for the years ended December 31, 2000 and 2001, respectively. Benefits increasing gross deferred tax assets amounted to $2.7 million and $2.4 million in the years ended December 31, 2000 and 2001, respectively. Management believes that the Company will likely generate sufficient taxable income in the future to ensure the realization of the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of December 31, 2000 and 2001.

6.  STOCKHOLDERS' EQUITY:

Initial Public Offering

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

Preferred Stock

   Foundry is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2001 and 2000, no shares of preferred stock were outstanding.

Stock Repurchase Program

   In January 2001, the Board of Directors authorized a stock repurchase program to acquire up to a total of 5.0 million shares of its outstanding common stock in the open market from time to time until January 2002. In October 2001 Foundry repurchased and retired approximately 1,522,000 shares of its common stock for an aggregate purchase price of approximately $15.0 million. Foundry has completed its repurchase program and intends to grant the 1,522,000 shares as stock options to employees in the first quarter of 2002.

Common Stock

   Foundry had 118,076,155 and 119,298,814 shares of common stock issued and outstanding at December 31, 2000 and 2001, respectively. Included in such outstanding shares are 32,940,000 shares issued to Foundry's founders in 1996 (the Founders Shares). The Founders Shares vest out of the repurchase option 25% upon issuance, with the balance vesting ratably each month for the 48 months after issuance. As of December 31, 2000 and 2001, all Founders Shares were fully vested. In June 1999, the Company repurchased 1,200,000 unvested shares from a founder at $0.003 per share.

   In January 1999, Foundry granted 1,059,000 nonstatutory stock options to certain key employees outside of the 1996 Stock Plan at an exercise price of $0.83 per share. The options vest over a four-year period and expire in January 2009. During fiscal 2000 and 2001, 74,415 and 172,585 shares were exercised, respectively. As of December 31, 2001, 450,000 shares were outstanding.

   The following shares of common stock have been reserved for future issuance as of December 31, 2001:

             1996 Stock Plan............................ 23,346,063
             1999 Directors' Stock Option Plan..........  1,350,000
             1999 Employee Stock Purchase Plan..........  3,724,769
             Nonstatutory stock options to key employees    662,000
             2000 Non-Executive Stock Option Plan.......  1,920,305
                                                         ----------
                                                         31,003,137
                                                         ==========

Note Receivable from Stockholder

   In May 2000, Foundry allowed an employee to exercise stock options in exchange for a secured promissory note of $3.27 million. The recourse note bears interest at a rate of 6.42% per annum and is due on the earlier of (i) May 25, 2003, (ii) the date of sale of the shares or (iii) termination of employment. In December 2001, the Company wrote-down the note by $2.8 million to reflect the adverse impact of the significant decline in the Company's stock price on the employee's ability to sell the vested stock options at a price at or above the exercise price as well as general concerns over the collectibility of the note. The Company determined the fair value of the note was $480,000 based on the fair market value of the Company's stock in December 2001. Accordingly, the Company recorded compensation expense of $2.8 million on the accompanying consolidated statement of income for fiscal 2001. The note is classified as a reduction of stockholders' equity.

1996 Stock Plan

   Under Foundry's 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 56,235,683 shares of common stock to employees and consultants as of December 31, 2001, including those issued as of that date. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of Foundry's common stock at the date of grant. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of Foundry's common stock at the date of grant. Options under the Plan have a term of ten years and vest over a vesting schedule determined by the board of directors, generally four years for non-executive officer employees.

1999 Directors' Stock Option Plan

   The 1999 Directors' Stock Option Plan (the Directors' Plan) was adopted by the board of directors in July 1999. As of December 31, 2001, a total of 1,350,000 shares of common stock have been reserved for issuance under the Directors' Plan.

   Under the Directors' Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. In June 2001, the directors received their annual grants totaling 300,000 stock options at an exercise price of $18.88 per share. As of December 31, 2001, 975,000 options were outstanding at a weighted average exercise price of $57.34 per share.

2000 Non-Executive Stock Option Plan

   The 2000 Non-Executive Stock Option Plan (the Non-Executive Plan) was adopted by the board of directors in October 2000. Under the Non-Executive Plan, the Company may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. As of December 31, 2001, a total of 1,920,305 shares of common stock have been reserved for future issuance, of which 1,833,561 shares were outstanding at a weighted average exercise price of $11.08 per share.

   The following table summarizes stock option activity under all plans during the three years ended December 31, 2001:

                                                        Weighted
                                                        Average
                                              Options   Exercise
                                            Outstanding  Price
                                            ----------- --------
                Balance, December 31, 1998.  6,937,782   $ 0.17
                                            ----------
                   Granted................. 12,041,004     5.62
                   Exercised............... (3,073,076)    1.46
                   Cancelled...............   (429,002)    0.99
                                            ----------
                Balance, December 31, 1999. 15,476,708     4.13
                                            ----------
                   Granted................. 10,858,400    72.45
                   Exercised...............  3,887,378     2.63
                   Cancelled...............   (661,187)   28.73
                                            ----------
                Balance, December 31, 2000. 21,786,543    37.71
                                            ==========
                   Granted................. 10,505,050    11.43
                   Exercised............... (2,525,213)    2.60
                   Cancelled............... (4,305,757)   37.09
                                            ----------
                Balance, December 31, 2001. 25,460,623    30.44
                                            ==========

   As of December 31, 2001, Foundry had issued an aggregate of 66,532,635 shares of common stock to its employees, including 32,940,000 shares issued to Foundry's four founders. Of the 66,532,635 shares of common stock issued under all of the Company's stock option plans, 946,285 shares are subject to repurchase rights at the option of Foundry at $0.10-$54.50 per share upon cessation of the employees' employment. In 1999, 2000 and 2001, Foundry repurchased 455,000, 326,188 and 230,132 shares, respectively, of unvested common stock from employees at $0.03-$4.50 per share. As of December 31, 2001, an aggregate of 1,578,613 shares were available for future option grants under all plans.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                        Options
                           Options Outstanding        Exercisable
                    --------------------------------- ----------- ---------
                                 Weighted-
                                  Average   Weighted-             Weighted-
                                 Remaining   Average               Average
                      Number    Contractual Exercise    Number    Exercise
    Exercise Prices Outstanding    Life       Price   Exercisable   Price
    --------------- ----------- ----------- --------- ----------- ---------
    $0.03..........    517,532     4.96      $  0.03     517,532   $  0.03
    $0.10..........     63,361     5.91         0.10      63,049      0.10
    $0.17..........    570,311     6.49         0.17     376,719      0.17
    $0.33..........    237,674     6.87         0.33      64,176      0.33
    $0.83..........    531,520     7.07         0.83     369,427      0.83
    $1.33..........    593,150     7.19         1.33     313,422      1.33
    $2.67-$4.00....  1,596,715     7.42         2.70     712,193      2.71
    $4.50-$6.30....  2,547,739     8.00         5.30   1,104,107      5.21
    $7.50-$10.95...  2,818,969     9.03         8.31     775,044      7.52
    $11.38-$14.85..  6,277,375     8.89        11.47   3,654,172     11.40
    $17.55-$23.50..    964,000     9.43        20.34      11,458     19.98
    $36.88.........  1,067,249     8.91        36.88     321,485     36.88
    $56.90-$81.81..  4,530,278     8.62        66.25   2,151,788     64.68
    $85.25-$118.50.  2,719,875     8.32        90.82   1,011,833     91.24
    $128.00-$131.00    424,875     8.04       128.30     219,846    128.29
                    ----------                        ----------
    $0.03-$131.00.. 25,460,623     8.39        30.45  11,666,251     28.09
                    ==========                        ==========

   As of December 31, 1999, there were 14,637,958 options exercisable at a weighted average exercise price of $4.37 and as of December 31, 2000, there were 11,214,058 options exercisable at a weighted average exercise price of $4.75.

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the board of directors in July 1999. As of December 31, 2001, a total of 3,724,769 shares of common stock were reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year from 2000 through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of Foundry's outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.

   The Purchase Plan enables eligible employees to purchase common stock through payroll deductions, which in any event may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. During the two purchase periods in 2001, 449,578 shares had been purchased under the Purchase Plan at an average price of $13.03 per share.

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

   These amounts have not been reflected in Foundry's statements of income because no compensation charge arises when the price of the employees' stock options equals the market value of the underlying stock at the grant date, as in the case of most options granted to Foundry's employees. Had compensation expense been determined consistent with SFAS No. 123, net income would have decreased and losses would have increased to the following pro forma amounts (in thousands, except per share data):

                                                   Year Ended December 31,
                                                  -------------------------
                                                   1999    2000     2001
                                                  ------- ------- ---------
   Net income as reported........................ $22,872 $88,121 $   2,886
   Pro forma net income (loss)...................  19,448  10,360  (166,049)
   Basic net income per share as reported........    0.42    0.80      0.02
   Pro forma basic net income (loss) per share...    0.35    0.09     (1.41)
   Diluted net income per share as reported......    0.20    0.69      0.02
   Pro forma diluted net income (loss) per share.    0.17    0.08     (1.41)

   The weighted average fair value of stock options granted under all plans during 1999, 2000 and 2001 was $2.70, $45.41 and $8.61 per share, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in 1999, 2000 and 2001 was estimated on the grant date using the Black-Scholes model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Foundry's employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options. The following weighted-average assumptions were used to estimate fair value:

                                    Stock Option Plan        Employee Stock Purchase Plan
                                -------------------------  -------------------------------
                                 1999     2000     2001      1999       2000       2001
                                -------  -------  -------  ---------  ---------  ---------
Average risk free interest rate    5.56%    6.23%    3.84%      5.21%      5.41%      3.36%
Average expected life of option 4 years  4 years  4 years  1.8 years  1.9 years  1.3 years
Dividend yield.................       0%       0%       0%         0%         0%         0%
Volatility of common stock.....    55.0%    80.0%   111.0%      80.0%      80.0%     111.0%

   The weighted-average fair value of shares issued under the 1999 Employee Stock Purchase Plan for 1999, 2000 and 2001 were $7.21, $14.92 and $10.63 per share, respectively.

   In connection with the issuance of certain stock options to employees, Foundry has recorded deferred stock compensation in the aggregate amount of approximately $17.3 million and $0.3 million in 1999 and 2000, respectively, representing the difference between the deemed fair value of Foundry's common stock for accounting purposes and the exercise price of stock options at the date of grant. We recorded no additional deferred stock compensation in 2001. Foundry is amortizing the deferred stock compensation expense over the vesting period, generally four years. For the years ended December 31, 1999, 2000 and 2001, amortization expense was approximately $9.5 million, $6.2 million and $2.7 million, respectively. At December 31, 2001, the remaining deferred stock compensation of approximately $1.3 million will be amortized as follows: $1.1 million in 2002 and $0.2 million in 2003. The amortization expense relates to options granted to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. Approximately $1.6 million of future compensation expense was recaptured in 2001 as a result of employee terminations.

7.  401(k) PLAN:

   Foundry provides a tax-qualified employee savings and retirement plan which entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which is $10,500 in calendar year 2001. Foundry may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. Foundry has made no matching or discretionary contributions to date.

                            FOUNDRY NETWORKS, INC.

Supplementary Financial Data (Unaudited)

   The following tables set forth our consolidated statement of operations data for each of the eight quarters ended December 31, 2001, including such amounts expressed as a percentage of net revenue. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   Quarter Ended
                                    ---------------------------------------------------------------------------
                                    Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                                      2000      2000      2000      2000      2001     2001     2001     2001
                                    --------  --------  --------  --------  -------- -------- -------- --------
                                                                   (in thousands)
Statement of Operations Data
 (unaudited):
Revenue, net....................... $ 70,014  $ 88,790  $113,241  $105,111  $82,551  $88,569  $74,654  $ 65,403
Cost of revenue....................   24,843    30,472    39,538    39,477   38,888   41,318   37,152    40,784
                                    --------  --------  --------  --------  -------  -------  -------  --------
      Gross profit.................   45,171    58,318    73,703    65,634   43,663   47,251   37,502    24,619
Operating expenses:................
   Research and development........    3,941     6,393     9,194     7,971    7,900    8,251    8,436     9,360
   Sales and marketing.............   10,093    15,028    19,566    23,066   24,817   23,266   22,130    20,573
   General and administrative......    1,818     2,070     2,977     3,628    5,947    5,095    5,290    10,854
   Amortization of deferred stock
    compensation...................    1,953     1,581     1,382     1,269    1,135      833      592       147
                                    --------  --------  --------  --------  -------  -------  -------  --------
      Total operating expenses.....   17,805    25,072    33,119    35,934   39,799   37,445   36,448    40,934
                                    --------  --------  --------  --------  -------  -------  -------  --------
Income (loss) from operations......   27,366    33,246    40,584    29,700    3,864    9,806    1,054   (16,315)
Interest income....................    2,041     2,700     3,283     3,211    2,865    2,304    2,023     1,555
Write-down of minority investment..       --        --        --        --       --       --       --     2,500
                                    --------  --------  --------  --------  -------  -------  -------  --------
Income (loss) before provision for
 income taxes......................   29,407    35,946    43,867    32,911    6,729   12,110    3,077   (17,260)
Income tax (expense) benefit.......  (11,321)  (13,492)  (16,641)  (12,556)  (2,557)  (4,602)  (1,169)    6,559
                                    --------  --------  --------  --------  -------  -------  -------  --------
Net income (loss).................. $ 18,086  $ 22,454  $ 27,226  $ 20,355  $ 4,172  $ 7,508  $ 1,908  $(10,701)
                                    ========  ========  ========  ========  =======  =======  =======  ========
Basic net income (loss) per share.. $   0.17  $   0.21  $   0.24  $   0.18  $  0.04  $  0.06  $  0.02  $  (0.09)
                                    ========  ========  ========  ========  =======  =======  =======  ========
Diluted net income (loss) per share $   0.14  $   0.18  $   0.21  $   0.16  $  0.03  $  0.06  $  0.02  $  (0.09)
                                    ========  ========  ========  ========  =======  =======  =======  ========

                                          Mar. 31, Jun. 30, Sep. 30, Dec. 31, Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                                            2000     2000     2000     2000     2001     2001     2001     2001
                                          -------- -------- -------- -------- -------- -------- -------- --------
Percentage of Revenue (unaudited):
Revenue, net.............................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of revenue..........................   35.5     34.3     34.9     37.6     47.1     46.7     49.8     62.4
                                           -----    -----    -----    -----    -----    -----    -----    -----
      Gross profit.......................   64.5     65.7     65.1     62.4     52.9     53.3     50.2     37.6
                                           -----    -----    -----    -----    -----    -----    -----    -----
Operating expenses:......................
   Research and development..............    5.6      7.2      8.1      7.6      9.6      9.3     11.3     14.3
   Sales and marketing...................   14.4     16.9     17.4     21.9     30.0     26.3     29.6     31.5
   General and administrative............    2.6      2.3      2.6      3.5      7.2      5.8      7.1     16.6
   Amortization of deferred stock
    compensation.........................    2.8      1.8      1.2      1.2      1.4      0.9      0.8      0.2
                                           -----    -----    -----    -----    -----    -----    -----    -----
      Total operating expenses...........   25.4     28.2     29.3     34.2     48.2     42.3     48.8     62.6
                                           -----    -----    -----    -----    -----    -----    -----    -----
Income (loss) from operations............   39.1     37.5     35.8     28.2      4.7     11.0      1.4    (25.0)
Interest income..........................    2.9      3.0      2.9      3.1      3.5      2.6      2.7      2.4
Write-down of minority investment........     --       --       --       --       --       --       --      3.8
                                           -----    -----    -----    -----    -----    -----    -----    -----
Income (loss) before provision for income
 taxes...................................   42.0     40.5     38.7     31.3      8.2     13.6      4.1    (26.4)
Income tax (expense) benefit.............  (16.2)   (15.2)   (14.7)   (11.9)    (3.1)    (5.2)    (1.6)    10.0
                                           -----    -----    -----    -----    -----    -----    -----    -----
Net income (loss) .......................   25.8%    25.3%    24.0%    19.4%     5.1%     8.4%     2.5%   (16.4)%
                                           =====    =====    =====    =====    =====    =====    =====    =====

                            FOUNDRY NETWORKS, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           Column A               Column B    Column C    Column D     Column E
           --------             ------------ ---------- ------------- ----------
                                 Balance at  Charged to               Balance at
                                Beginning of Costs and                  End of
          Description              Period     Expenses  Deductions(1)   Period
          -----------           ------------ ---------- ------------- ----------
Year ended December 31, 1999:
Allowance for doubtful accounts  $  399,000  $1,269,000  $  314,000   $1,354,000
Allowance for sales returns....          --   1,187,000     572,000      615,000
Year ended December 31, 2000:
Allowance for doubtful accounts   1,354,000   4,698,000   1,791,000    4,261,000
Allowance for sales returns....     615,000   3,734,000   2,848,000    1,501,000
Year ended December 31, 2001:
Allowance for doubtful accounts   4,261,000   9,061,000   6,674,000    6,648,000
Allowance for sales returns....   1,501,000   3,595,000   3,595,000    1,501,000

--------
(1) Deductions for allowance for doubtful accounts refers to write-offs and deductions for allowance for sales returns refers to actual returns.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information regarding the Company's executive officers is set forth above in Item 1 under the caption "Business--Executive Officers." The information regarding the Company's directors is incorporated by reference from the information under the caption "Proposal No. 1--Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"). This item also incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

      (1) Consolidated Financial Statements and Report of Independent Public Accountants

      (2) Financial Statement Schedules

   See "Item 8. Financial Statements and Supplementary Data--Schedule II--Valuation and Qualifying Accounts." Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

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

10.1   1996 Stock Plan *

10.2   1999 Employee Stock Purchase Plan **

10.3   1999 Directors' Stock Option Plan **

10.5   OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and
         Hewlett--Packard Company, Workgroup Networks Division. ***

10.6   Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. ***

10.7   2000 Non-Executive Stock Option Plan****

10.11  Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners
         Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. *****

21.1   List of Subsidiaries

23.1   Consent of Arthur Andersen LLP, Independent Public Accountants

24.1   Power of Attorney. (appears on the signature page of this report)

99     Audit Representation Letter to the SEC

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

**** Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 000-26689).
***** Incorporated herein by reference to the exhibit filed with the Company's
      Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

                               INDEX TO EXHIBITS

     Number                          Description
     ------                          -----------
      21.1  List of Subsidiaries
      23.1  Consent of Arthur Andersen LLP, Independent Public Accountants
      99    Audit Representation letter to the SEC