Form 10-Q
period 2002-03-31
FOUNDRY NETWORKS INC
filed 2002-05-15
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-26689

FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0431154 (I.R.S. Employer Identification No.)

2100 Gold Street
P.O. Box 649100
San Jose, CA 95164-9100
(Address of principal executive offices, including zip code)

(408) 586-1700
(Registrant’s telephone number, including area code)

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

Yes   ☑        No   ☐

As of May 7, 2002, there were 119,962,195 shares of the registrant’s common stock outstanding, par value $0.0001.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$112,098	$98,210
Short-term investments	171,212	176,524
Accounts receivable, net of allowances for doubtful accounts of $6,103 and $6,648 and sales returns of $1,501 and $1,501 at March 31, 2002 and December 31, 2001, respectively	45,198	51,830
Inventories	44,764	43,277
Deferred tax assets	26,656	29,656
Prepaid expenses and other current assets	4,287	4,863

Total current assets	404,215	404,360

Property and equipment	13,767	13,184
Less: Accumulated depreciation	(8,037)	(6,868)

Net property and equipment	5,730	6,316

Other long-term assets	1,112	1,462

Total assets	$411,057	$412,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,156	$15,300
Accrued payroll and related expenses	9,510	10,932
Warranty accrual	2,499	2,499
Other accrued expenses	3,963	4,601
Income taxes payable	1,310	1,193
Deferred revenue	16,471	15,781

Total current liabilities	44,909	50,306

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value:
Authorized—300,000,000 shares at March 31, 2002:Issued and outstanding—119,942,224 and 119,298,814 shares at March 31, 2002 and December 31, 2001, respectively	12	12
Treasury stock	(14,996)	(14,996)
Additional paid-in capital	288,025	284,740
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(919)	(1,302)
Cumulative translation adjustment	(50)	351
Retained earnings	94,556	93,507

Total stockholders’ equity	366,148	361,832

Total liabilities and stockholders’ equity	$411,057	$412,138

(1)	Derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue, net.	$62,420	$82,551
Cost of revenue	29,841	38,888

Gross profit	32,579	43,663

Operating expenses
Research and development	8,528	7,900
Sales and marketing	20,590	24,817
General and administrative	3,011	5,947
Amortization of deferred stock compensation	382	1,135

Total operating expenses	32,511	39,799

Income from operations	68	3,864
Interest income, net	1,475	2,865

Income before provision for income taxes	1,543	6,729
Provision for income taxes	494	2,557

Net income	$1,049	$4,172

Basic net income per share	$0.01	$0.04

Weighted average shares used in computing basic net income per share	118,742	115,829

Diluted net income per share	$0.01	$0.03

Weighted average shares used in computing diluted net income per share	123,085	124,857

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,049	$4,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,169	706
Amortization of deferred stock compensation	382	1,136
Provision for (recovery of) allowance for doubtful accounts	(222)	3,044
Provision for excess and obsolete inventories	2,494	7,464
Deferred tax assets	3,000	3
Tax benefit from stock option exercises	411	—
Change in operating assets and liabilities:
Accounts receivable	6,854	4,992
Inventories	(3,981)	(19,230)
Prepaid expenses and other assets	926	6,458
Accounts payable	(4,144)	(116)
Accrued payroll and related benefits	(1,422)	(1,788)
Income taxes payable	117	3,546
Other accrued liabilities	(638)	(351)
Deferred revenue	690	(408)

Net cash provided by operating activities	6,685	9,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(583)	(2,038)
Maturities of short-term investments	81,678	78,532
Purchases of short-term investments	(76,366)	(46,420)
Purchase of minority investment	—	(2,500)

Net cash provided by investing activities	4,729	27,574

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuances of common stock	2,874	3,925

Net cash provided by financing activity	2,874	3,925

INCREASE IN CASH AND CASH EQUIVALENTS	14,288	41,127
Effect of exchange rate changes on cash	(400)	120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,210	168,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,098	$209,676

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three months ended March 31, 2002 and 2001 is unaudited)

1.    DESCRIPTION OF BUSINESS:

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

2.	SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Foundry’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2002.

  Principles of Consolidation and Foreign Currency Translation

The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries in the United States, Barbados, Brazil, France, Canada, Germany, the Netherlands, United Kingdom, Singapore, Japan and Italy. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a separate component of stockholders’ equity.

  Reclassifications

Certain items previously reported in specific financial captions have been reclassified to conform with the March 31, 2002 presentation.

  Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for excess and obsolete inventory, product warranty, allowances for doubtful accounts, sales returns, income taxes and depreciation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined.

  Cash, Cash Equivalents and Short-Term Investments

Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of March 31, 2002 and December 31, 2001, Foundry’s short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and investment grade U.S. debt securities and commercial paper.

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,543	$—	$—	$1,543
Commercial paper	63,792	—	—	63,792
Government debt securities	177,366	36	(113)	177,289

	$242,701	$36	$(113)	$242,624

Included in cash and cash equivalents	$71,489	$—	$—	$71,489
Included in short-term investments	171,212	36	(113)	171,135

	$242,701	$36	$(113)	$242,624

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$33,135	$—	$—	$33,135
Commercial paper	58,807	—	—	58,807
Government debt securities	149,583	127	(27)	149,683

	$241,525	$127	$(27)	$241,625

Included in cash and cash equivalents	$65,001	$—	$—	$65,001
Included in short-term investments	176,524	127	(27)	176,624

	$241,525	$127	$(27)	$241,625

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Purchased parts	$16,761	$20,305
Work-in-process	23,954	22,706
Finished goods	4,049	266

	$44,764	$43,277

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three months. Provisions for excess and obsolete inventory in the amounts of $2.5 million and $7.5 million were recorded for the three months ended March 31, 2002 and 2001, respectively. Inventory write-offs were approximately $7.9 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively. The increase in write-offs during the first quarter of 2002 was primarily associated with the major product transition to incorporate JetCore ASICs in our product offering.

Concentrations

Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for potential doubtful accounts when deemed necessary. Specific allowances for bad debts are recorded when Foundry becomes aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. In determining the allowance for doubtful accounts, Foundry also considers its agreement with GE Capital, a third party leasing partner, which allows GE Capital a right of recourse against Foundry for defaults by customers financed through GE Capital based on certain criteria. The impact on operating results for the first quarter of 2002 as a result of defaults by customers financed through GE Capital was insignificant. Foundry mitigates some collection risk by requiring most customers in the Asian region to secure letters of credit prior to placing an order with the Company.

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

Minority Investment

In February 2001, Foundry made a $2.5 million minority investment in a development stage private company, which is also a customer. Sales to this customer during 2001 and 2000 were insignificant. This

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer did not make any purchases from Foundry during the three months ended March 31, 2002. Foundry’s interest in the company is significantly less than 20% and, as such, the Company does not have the ability to exercise significant influence. In December 2001, the Company wrote down the entire minority investment as it was determined that the investment declined in fair value on an other than temporary basis based on a number of factors including the value of the most recent round of financing, general market and industry conditions and the financial condition of and business outlook for the company.

Revenue Recognition

General.    Foundry’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Products.    Revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns. This reserve is based on historical returns, analysis of credit memo data and return policies. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

Services.    Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 12% and 8% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Revenue for training and installation services is recognized as services are rendered. Revenue from software, training and installation services accounted for less than 1% of total revenue for the three months ended March 31, 2002 and 2001.

Segment Reporting

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 was adopted by Foundry in 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, Metro routers, and server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

For the three months ended March 31, 2002, one customer accounted for 15% of revenue. For the three months ended March 31, 2001, no customer accounted for greater than 10% of our revenue.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry’s export sales represented 46% for the quarter ended March 31, 2002 compared to 38% for the same period in 2001. Sales to one individual country outside of the United States represented 15% of revenue for the first quarter ended March 31, 2002.

Computation of Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended March 31, 2002 and 2001, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock. The common equivalent shares which were anti-dilutive and therefore, excluded from the diluted earnings per share computation for the three months ended March 31, 2002 and 2001 were 18.2 million and 10.7 million shares, respectively.

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Net income	$1,049	$4,172

Basic:
Weighted average shares of common stock outstanding	119,522	118,697
Less: Weighted average shares subject to repurchase	(780)	(2,868)

Weighted average shares used in computing basic net income per share	118,742	115,829

Basic net income per share	$0.01	$0.04

Diluted:
Weighted average shares of common stock outstanding	119,522	118,697
Add: Weighted average dilutive potential common stock	3,563	6,160

Weighted average shares used in computing diluted net income per share	123,085	124,857

Diluted net income per share	$0.01	$0.03

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) to account for stock-based compensation arrangements. Foundry has elected to determine the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair value of the shares at the date of grant.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets with indefinite lives no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The Company will follow the requirements of SFAS No. 141 for any future business acquisitions. The Company adopted SFAS No. 142 on January 1, 2002 and this adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company adopted this pronouncement on January 1, 2002 and the adoption of EITF 00-25 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

3.    COMPREHENSIVE INCOME

Foundry adopted SFAS No. 130, “Reporting Comprehensive Income” in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three months ended March 31, 2002 and 2001 were immaterial and comprised only of foreign currency translation adjustments.

4. COMMITMENTS	AND CONTINGENCIES

Leases

The Company leases office space in a number of locations in the United States, as well as in the Americas, Europe, Middle East, Australia, and Asia. At March 31, 2002, future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Operating Leases
2002 (remaining nine months)	$3,675
2003	4,186
2004	4,203
2005	4,239
2006	2,485
Thereafter	6,001

Total lease payments	$24,789

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

The Company uses two primary contract manufacturers to assemble and test our circuit boards and backplane products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of March 31, 2002, the Company was committed to purchase approximately $21.2 million of such inventory over the next four months.

Litigation

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and they filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company has reviewed the second amended complaint and moved to dismiss that complaint as well. A hearing on the dismissal is set for June 7, 2002. Whatever the outcome of that hearing, the Company believes the lawsuit is without merit and intends to defend itself vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violation of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the allegations in the above referenced class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company was required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

We derive a significant amount of revenue from sales of stackable and chassis-based networking equipment, with the remaining revenue generated from customer support fees, training and installation services. Foundry’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when the customer has a right of return or when undelivered products or services are essential to the functionality of delivered products.

At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While Foundry believes that the warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Foundry also provides a reserve for estimated customer returns. This provision is based on the historical returns, analysis of credit memo data and return policies. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements. If the historical data used by the Company to calculate the estimated sales returns and allowances does not properly reflect future returns, revenue could be overstated. In addition, if the Company’s actual warranty costs are greater than the accrual, cost of revenues will increase in the future.

Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 12% and 8% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Revenue for training and installation services is recognized as services are rendered. Revenue from software, training and installation services, combined, accounted for less than 1% of total revenue for each comparative quarter.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Foundry regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on estimated forecast of product demand and production requirements for the next three months. Demand for Foundry’s products has been adversely affected as a result of the economic slowdown and reduced telecommunications and infrastructure capital spending, particularly in the United States. As demonstrated during fiscal 2001, a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Consequently, provisions for excess and obsolete inventory of $7.5 million were recorded for the three months ended March 31, 2001. During the three months ended March 31, 2002, the provision was reduced to $2.5 million as inventory levels decreased. During the first quarter of 2001, Foundry recorded inventory write-offs of $1.2 million. During the first quarter of 2002, Foundry wrote off $7.9 million of excess and obsolete inventory as a result of a product transition to incorporate JetCore ASICs in the new product lines. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of inventory and reported operating results. Estimates of future product demand may prove to be inaccurate, in which case Foundry may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, Foundry would be required to recognize such costs in cost of revenue at the time of such determination. If inventory is determined to be undervalued, Foundry may have overstated cost of revenue in previous periods and would be required to recognize additional operating income at the time of sale.

Accounts Receivable

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. In determining our allowance for doubtful accounts, we also consider our agreement with GE Capital (formerly Heller Financial Corp.), our third party leasing partner, which allows GE Capital a right of recourse against Foundry for defaults by customers financed through GE Capital based on certain criteria. We mitigate some collection risk by requiring most of our customers in the Asian region to secure letters of credit prior to placing an order with us. During the quarter ended March 31, 2002, Foundry decreased its allowance for doubtful accounts from $6.6 million at December 31, 2001 to $6.1 million as a result of the Company’s increased collection efforts. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future. If the historical data used by the Company to calculate the estimated allowance for doubtful accounts does not properly reflect future bad debts, net income could be overstated.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance must be established. For the three months ended March 31, 2002, we did not record a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. In the event Foundry is unable to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our net deferred tax assets as of March 31, 2002 were $26.7 million.

Purchase Commitments

We currently subcontract substantially all of our manufacturing to two companies located in San Jose, California. Celestica assembles and tests our printed circuit boards, and Sanmina Corporation assembles and tests our backplane products. Our agreements with Sanmina and Celestica allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of March 31, 2002, the Company was committed to purchase approximately $21.2 million of such inventory over the next four months. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. This would be recorded as additional provisions for excess inventory as a component of cost of revenue.

Litigation

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Part II. Item 1 “Legal Proceedings,” and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Results of Operations

The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated (unaudited):

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenue, net	100.0%	100.0%
Cost of revenue	47.8	47.1

Gross profit	52.2	52.9

Operating expenses:
Research and development	13.7	9.6
Sales and marketing	33.0	30.0
General and administrative	4.8	7.2
Amortization of deferred stock compensation	0.6	1.4

Total operating expenses	52.1	48.2

Income from operations	0.1	4.7
Interest income, net	2.4	3.5

Income before provision for income taxes	2.5	8.2
Provision for income taxes	0.8	3.1

Net income	1.7%	5.1%

Revenue.     Revenue decreased 24% from $82.6 million for the first quarter of 2001 to $62.4 million for the first quarter of 2002 as a result of unfavorable economic conditions which significantly reduced general demand for networking products compared to the same period a year ago. For the three months ended March 31, 2002, one customer accounted for 15% of our revenue. For the three months ended March 31, 2001, no customers accounted for greater than 10% of our revenue. For the quarter ended March 31, 2002, revenue from customer support contracts accounted for approximately 12% of our revenue compared to 8% for the same period last year due to significantly higher revenue in the first quarter of 2001.

Sales to customers outside of the United States increased as a percentage of revenue, accounting for approximately 46% and 38% for the three months ended March 31, 2002 and 2001, respectively. One individual country accounted for 15% of total revenue for the quarter ended March 31, 2002 while no individual country accounted for greater than 10% in the same period a year ago. Sales to certain countries or regions are unpredictable and may continue to fluctuate in the future.

Market and economic conditions continue to be challenging. If economic conditions in the United States and globally do not improve, or if we experience a worsening in economic conditions, we may continue to experience material adverse effects on our revenue, operating results, and financial condition.

Gross profit.    Gross profit decreased from $43.7 million for the first quarter of 2001 to $32.6 million for the first quarter of 2002. As a percentage of revenue, gross profit decreased slightly from 53% for the first quarter of 2001 to 52% for the first quarter of 2002 due to lower average selling prices in the first quarter of 2002 as a result of increased competition and difficult economic conditions. This decrease in average selling prices was offset by a reduction in provisions for excess and obsolete inventory from $7.5 million in the first quarter of 2001 to $2.5 million the first quarter of 2002 as a result of reduced inventory levels in 2002. Due to a number of factors which are discussed in more detail below, our selling prices and gross margins have and may continue to decrease as a result of macro-economic factors and our efforts to compete aggressively, reduce our inventory levels and maintain sales levels.

Research and development.    Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased $0.6 million from $7.9 million for the first quarter of 2001 to $8.5 million for the first quarter of 2002. The increase was due to an increase in payroll expenses associated with the hiring of additional engineering personnel, offset by a decrease in prototype expenses as the development of our new products incorporating our third generation JetCore ASICs approached its final stages of completion during the first quarter of 2002. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses decreased $4.2 million from $24.8 million for the first quarter of 2001 to $20.6 million for the first quarter of 2002. The decrease was primarily due to a decrease in the size of our sales force.

General and administrative.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, provisions for doubtful accounts receivable, facilities, legal expenses and other general corporate expenses. General and administrative expenses decreased from $5.9 million for the first quarter of 2001 to $3.0 million for the first quarter of 2002. The decrease was primarily due to an addition of $3.0 million for the provision for doubtful accounts during the first quarter of

2001. During the first quarter of 2002, we did not record any additional provisions for doubtful accounts, but instead recorded a benefit of $0.2 million to the provision as a result of a significant improvement in the quality of our accounts receivable and increased collection efforts.

Amortization of deferred stock compensation.    In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $300,000 in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders’ equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $0.4 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, we had approximately $0.9 million remaining to be amortized as follows: $0.7 million for the remainder of 2002 and $0.2 million in 2003.

Interest income.    Interest and other income is primarily the result of the interest earned on our short-term investments and cash held in interest bearing accounts. Interest and other income decreased from $2.9 million in the first quarter of 2001 to $1.5 million in the first quarter of 2002. The decrease was due to lower short-term interest rates earned on investments during the quarter ended March 31, 2002 as a result of Federal interest rate cuts throughout 2001 and 2002.

Income taxes.    We have recorded an income tax provision for the three months ended March 31, 2002 of $0.5 million as compared to $2.6 million for the same period in 2001. The effective tax rates for the three months ended March 31, 2002 and 2001 were 32% and 38%, respectively, based upon the estimated annualized tax rates. The decrease in our effective tax rate between periods reflect the impact of non-taxable income and tax credits on a lower level of pretax income.

Liquidity and Capital Resources

At March 31, 2002 Foundry had cash and cash equivalents and short-term investments totaling $283.3 million as compared to $274.7 million at December 31, 2001, an increase of $8.6 million. For the three months ended March 31, 2002, Foundry generated cash of $6.7 million from operations, $2.9 million from the issuances of common stock under our employee stock purchase and stock option plans, offset by $0.6 million used for the purchase of fixed assets. Cash provided by operations decreased $2.9 million from $9.6 million for the quarter ended March 31, 2001 to $6.7 million for the quarter ended March 31, 2002, primarily due to lower net income during 2002. Net income decreased from $4.2 million for the quarter ended March 31, 2001 to $1.0 million for the quarter ended March 31, 2002 as a result of a decrease in revenue due to an overall decline in the U.S. economy and in particular, reduced capital spending by our customer base.

As of March 31, 2002, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

We believe that our cash and short-term investment balances at March 31, 2002 will enable us to meet our working capital requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We may not be able to maintain profitability in the future.

We generated net income of $2.9 million for the year ended December 31, 2001 on revenues of $311.2 million and net income of $1.0 million for the quarter ended March 31, 2002 on revenues of $62.4 million. As of March 31, 2002, we had retained earnings of $94.6 million. When economic conditions improve, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

The current economic downturn may continue to adversely affect our revenues, gross margins and expenses.

Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of the economic slowdown and reduced capital spending, particularly in the United States. The downturn has also contributed to the decline in revenue during the first quarter of 2002 compared to the same period in 2001. We have experienced gross margin declines, reflecting the effect of competitive pressures as well as write-downs for inventories and other asset impairments as a result of the downturn. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

The terrorist attacks in New York and Washington D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the United States and global economies. The long-term effects on our business from these attacks are unknown. The continued threat of terrorism and heightened security and military action in response to this threat may cause further disruption to the economy. To the extent that such disruptions result in delays or cancellations of customer orders, the manufacture or shipment of our products, our business and results of operations could be materially and adversely affected.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and any loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

For the three months ended March 31, 2002, one customer accounted for 15% of our net revenue. For the year ended December 31, 2001, no customers accounted for greater than 10% of our net revenue. This may not necessarily be indicative of future customer concentrations. Although our customer base remains less concentrated, the loss of continued orders from our more significant customers could cause our revenue and profitability to suffer.

While our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

•	our reseller agreements generally do not require minimum purchases;

•	our customers can stop purchasing and our resellers can stop marketing our products at any time;

•	our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements; and

•	our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period.

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

Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In the future, our revenue may remain flat, decrease or grow. As a consequence, operating results for a particular quarter are extremely difficult to predict. We expect that our operating expenses will increase if we expand our sales and marketing operations and as we continue to develop new products. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee’s gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material depending on the number of stock options exercised and the fair market value of our common stock during such period. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Intense competition in the market for network solutions could prevent us from increasing revenue and sustaining profitability.

The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products.

We also compete with other companies, such as Nortel Networks and Enterasys Networks, Juniper Networks, Extreme Networks and Riverstone Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

If we are unable to effectively develop and retain our sales and support staff or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed. Additionally, if our resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Some of our resellers also sell products that compete with our products. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support.

In an effort to gain market share and support our customers, we may need to expand our direct sales operation and customer service staff to support new and existing customers. The timing and extent of any such expansion is uncertain in light of the current economic environment. Expansion of our direct sales operation and reseller distribution channels may not be successfully implemented and the cost of any expansion may exceed the revenue generated.

We must continue to introduce new products with superior performance in a timely manner in order to sustain and increase our revenue.

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, we need to introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points to remain competitive. The process of developing new technology is complex and uncertain, and if we fail to develop or obtain important intellectual property and accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will eventually result in products that the market will accept. After a product is developed, we must be able to forecast sales volumes and quickly manufacture a sufficient mix of products and configurations that meet customer requirements, all at low costs.

The current life cycle of our products is typically 18 to 24 months. In June 2001, we introduced JetCore, our third generation of ASICs which will be incorporated within our existing product lines by the end of June 2002. The introduction of new products or product enhancements may shorten the life cycle of our existing products, replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

Some of our customers depend on the continued growth of the Internet for all or substantially all of their revenue. If the Internet does not expand as expected, our business will be adversely affected.

A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. Spending on Internet infrastructure has increased significantly over the years based upon the growth of the Internet. As a result of the recent economic decline, spending on Internet infrastructure has decreased significantly, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure or if the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could be harmed.

Our revenue may be adversely affected by a reduction in outside financing made available to our emerging company customers.

Our customer base includes emerging enterprise, telecommunications and Internet companies who rely on venture capital firms, banks and other similar financing sources to fund their operations and growth. Due to the slowdown of the economy and other factors, some such customers experienced cash flow problems and found it difficult to obtain financing on attractive terms, if at all. Some of these companies have reduced or ceased their purchases of our products and some have been unable to pay or have delayed payment for products they had previously purchased. In response, the Company has tightened our credit standards. Tighter credit criteria may mean that the Company loses some potential high risk sales opportunities. However, the new standards have helped improve the quality of our trade receivables and days sales outstanding.

Hewlett-Packard is our most significant OEM. Our business could be harmed if our relationship with Hewlett-Packard is terminated.

Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 5% of revenue for the three months ended March 31, 2002. Sales to HP accounted for 4% and 6% of revenue for fiscal years 2000 and 2001, respectively. The recent merger between HP and Compaq Computer Corp. may have adverse effects on our revenue if HP chooses to reduce or terminate its networking division as it restructures the company to focus on certain market sectors, and therefore, discontinue its OEM relationship with Foundry. In addition to providing revenue through sales of our products to HP, we believe this relationship enhances our sales, marketing and distribution capabilities. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to prospective customers may be harmed.

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

We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. In spite of the economic downturn, competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom and Total Network Solutions in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China and Samsung in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends on Mitsui’s ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years.

There are a number of risks arising from our international business, including:

•	potential recessions in economies outside the United States;

•	longer accounts receivable collection cycles;

•	seasonal reductions in business activity;

•	higher costs of doing business in foreign countries;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	political instability and export restrictions;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements.

One or more of such factors may have a material adverse effect on the Company’s future international operations and, consequently, on its business, operating results and financial condition.

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

Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using the technology. For example, we introduced Gigabit Ethernet products in May 1997, over a year prior to the adoption of the industry standard for this technology. We intend to develop products using other technological advancements, such as 10 Gigabit Ethernet, MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts to impose licensing fees of industry standards could undermine the adoption of such standards and lessen industry opportunities.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales and be subject to product liability claims.

Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be found after commencement of commercial shipments. Any defects or errors in our products discovered in the future or failures of our customers’ networks, whether caused by our products or another vendors’ products could result in:

•	negative customer reactions;

•	product liability claims;

•	negative publicity regarding us and our products;

•	delays in or loss of market acceptance of our products;

•	product returns;

•	lost sales; and

•	unexpected expenses to remedy errors.

If we do not manage our growth effectively, our business will be harmed.

We experienced rapid growth from 1999 to 2000 which placed a significant strain on our resources. Our revenue increased significantly during those years, and our headcount increased from 222 employees in 1999 to 572 in 2000. Our headcount grew, at a much slower rate, to 600 employees in 2001. We may make mistakes in operating our business, such as inaccurately forecasting our sales, which may result in unanticipated fluctuations in our operating results. To accommodate any future growth, we must:

•	improve existing and implement new operational and financial systems, procedures and controls;

•	hire, train and manage additional qualified personnel; and

•	effectively manage multiple relationships with our customers, suppliers and other third parties.

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

Although Foundry focuses on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities as part of our business strategy. Future acquisitions by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

•	difficulties in the assimilation of products, operations, personnel and technologies of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking markets have extensive patent portfolios with respect to networking technology. As a result of the existence of a large number and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe patent rights claimed by others.

From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In March 2001, Nortel filed a lawsuit against Foundry in the

United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. However, irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

We face litigation risks.

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Part II. Item 1 “Legal Proceedings,” and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Management beneficially owns approximately 22.5% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry’s stock price.

Foundry’s directors and executive officers beneficially own approximately 22.5% of our outstanding common stock as of March 31, 2002. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters and contract manufacturers are located in Northern California, an area susceptible to earthquakes. In recent years, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, our contractors’ facilities and certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. As a result of this energy crisis, these contractors may be unable to manufacture sufficient quantities of our products or they may increase their service fees. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our independent auditor, Arthur Andersen LLP, has been indicted by the United States Department of Justice, creating uncertainties for the Company in making its SEC filings.

On March 14, 2002, the United States Department of Justice obtained an indictment against Arthur Andersen LLP, the Company’s auditors. The indictment has created questions about Andersen’s survival ability and raises a number of uncertainties for the Company. The SEC has announced that it will continue to accept financial statements audited by Andersen in its SEC filings, as long as companies obtain certain financial representations from Andersen concerning audit quality controls for audit reports issued after March 14, 2002. However, if Andersen is convicted, the SEC may bar Andersen from doing public company audit work, or may refuse to accept financial statements audited by Andersen in future SEC filings. If financial statements audited by Andersen are no longer accepted by the SEC, we would have to seek another auditing firm. The Company has interviewed alternative auditors and believes that alternative services can be procured in a satisfactory basis.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Foundry’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $283.3 million of cash equivalents and short-term investments at March 31, 2002 by approximately $2.8 million. Our investment portfolio includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity.

In December 2001, the Company wrote-off a $2.5 million minority investment as it was determined that the investment had declined in value and that the decline was other-than temporary.

We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Currently, all of our sales and expenses are denominated in U.S. dollars, with the exception of Canada’s operations denominated in Canadian dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company reviewed the second amended complaint and moved to dismiss that complaint as well. A hearing on the dismissal is set for June 7, 2002. Whatever the outcome of that hearing, the Company believes the lawsuit is without merit and intends to defend itself vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin.

Management believes that the allegations in the above referenced class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company was required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Number	Description
3.1
Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2
Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan *

10.2	1999 Employee Stock Purchase Plan **

10.3	1999 Directors’ Stock Option Plan **

10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett—Packard Company, Workgroup Networks Division. ***

10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. ***

10.7	2000 Non-Executive Stock Option Plan****

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. *****

*
Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002

Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).
**
Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

***
Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

****	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 000-26689).
*****	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

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

Date:    May 14, 2002