Form 10-Q
period 2002-06-30
FOUNDRY NETWORKS INC
filed 2002-08-14
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    ☑        No    ☐

As of August 12, 2002, there were 120,417,229 shares of the registrant’s common stock outstanding, par value $0.0001.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$112,514	$98,210
Short-term investments	185,977	176,524
Accounts receivable, net of allowances for doubtful accounts of $5,753 and $6,648 and sales returns of $1,501 and $1,501 at June 30, 2002 and December 31, 2001, respectively	49,921	51,830
Inventories	37,978	43,277
Deferred tax assets	29,657	29,656
Prepaid expenses and other current assets	3,370	4,863

Total current assets	419,417	404,360

Property and equipment	15,692	13,184
Less: Accumulated depreciation	(9,230)	(6,868)

Net property and equipment	6,462	6,316

Other long-term assets	1,273	1,462

Total assets	$427,152	$412,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,085	$15,300
Accrued payroll and related expenses	10,923	10,932
Warranty accrual	2,499	2,499
Other accrued expenses	5,274	4,601
Income taxes payable	2,152	1,193
Deferred revenue	16,766	15,781

Total current liabilities	56,699	50,306

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value:
Authorized—300,000,000 shares at June 30, 2002 and December 31, 2001, respectively
Issued and outstanding—119,984,032 and 119,298,814 shares at June 30, 2002 and December 31, 2001, respectively	12	12
Treasury stock	(14,996)	(14,996)
Additional paid-in capital	288,027	284,740
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(613)	(1,302)
Cumulative translation adjustment	(76)	351
Retained earnings	98,579	93,507

Total stockholders’ equity	370,453	361,832

Total liabilities and stockholders’ equity	$427,152	$412,138

(1)	Derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue, net	$75,008	$88,569	$137,428	$171,120
Cost of revenue	35,462	41,318	65,303	80,206

Gross profit	39,546	47,251	72,125	90,914

Operating expenses:
Research and development	8,855	8,251	17,383	16,151
Sales and marketing	22,571	23,266	43,161	48,083
General and administrative	3,351	5,095	6,362	11,042
Amortization of deferred stock compensation	306	833	688	1,968

Total operating expenses	35,083	37,445	67,594	77,244

Income from operations	4,463	9,806	4,531	13,670
Interest and other income	1,284	2,304	2,759	5,169

Income before provision for income taxes	5,747	12,110	7,290	18,839
Provision for income taxes	1,724	4,602	2,218	7,159

Net income	$4,023	$7,508	$5,072	$11,680

Basic net income per share	$0.03	$0.06	$0.04	$0.10

Weighted average shares used in computing basic net income per share	119,523	117,324	118,965	116,457

Diluted net income per share	$0.03	$0.06	$0.04	$0.09

Weighted average shares used in computing diluted net income per share	123,173	126,241	123,174	125,448

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,072	$11,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,362	1,671
Amortization of deferred stock compensation	688	1,968
Provision for (recovery of) allowance for doubtful accounts	(222)	5,349
Provision for excess and obsolete inventories	3,877	8,668
Tax benefit from stock option exercises	411	3,792
Change in operating assets and liabilities:
Accounts receivable	2,131	(9,744)
Inventories	1,422	(7,876)
Prepaid expenses and other assets	1,681	6,201
Accounts payable	3,785	(11,952)
Accrued payroll and related benefits	(9)	(920)
Income taxes payable	959	—
Other accrued liabilities	673	1,256
Deferred revenue	985	(3,118)

Net cash provided by operating activities	23,815	6,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,508)	(3,294)
Maturities of short-term investments	143,719	137,469
Purchases of short-term investments	(153,172)	(123,871)
Purchase of minority investment	—	(2,500)

Net cash (used in) provided by investing activities	(11,961)	7,804

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuances of common stock	2,877	6,609

Net cash provided by financing activity	2,877	6,609

INCREASE IN CASH AND CASH EQUIVALENTS	14,731	21,388
Effect of exchange rate changes on cash	(427)	(111)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,210	168,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,514	$189,706

See accompanying notes to condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and six months ended June 30, 2002 and 2001 is unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2002.

Principles of Consolidation and Foreign Currency Translation

The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a separate component of stockholders’ equity.

Reclassifications

Certain items previously reported in specific financial captions have been reclassified to conform with the June 30, 2002 presentation.

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

Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of June 30, 2002 and December 31, 2001, Foundry’s short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of corporate and investment grade U.S. debt securities and commercial paper.

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$595	$—	$—	$595
Commercial paper	80,265	—	—	80,265
Government securities	163,097	136	(9)	163,224

	$243,957	$136	$(9)	$244,084

Included in cash and cash equivalents	$57,980	$—	$—	$57,980
Included in short-term investments	185,977	136	(9)	186,104

	$243,957	$136	$(9)	$244,084

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$33,135	$—	$—	$33,135
Commercial paper	58,807	—	—	58,807
Government securities	149,583	127	(27)	149,683

	$241,525	$127	$(27)	$241,625

Included in cash and cash equivalents	$65,001	$—	$—	$65,001
Included in short-term investments	176,524	127	(27)	176,624

	$241,525	$127	$(27)	$241,625

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Purchased parts	$15,248	$20,305
Work-in-process	19,404	22,706
Finished goods	3,326	266

	$37,978	$43,277

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for up to twelve months. Provisions for excess and obsolete inventory in the amounts of $1.4 million and $3.4 million were recorded for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, provisions for excess and obsolete inventory were $3.9 million and $8.7 million, respectively. The decreases in the provisions during 2002 were due to lower inventory levels and the write-off and scrapping of $8.0 million of inventory during the first quarter of 2002. Inventory write-offs were approximately $0.6 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, inventory write-offs totaled $8.6 million and $1.1 million, respectively.

Concentrations

Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary. Specific allowances for bad debts are recorded when Foundry becomes aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Foundry mitigates some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with the Company.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Services.    Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 12% and 7% of total revenue for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, revenue from support services also accounted for 12% and 7%, respectively. The increase in support revenue in 2002 was a result of a higher installed base of our networking equipment. Revenue for training and installation services is recognized as services are rendered. Revenue from software, training and installation services accounted for less than 1% of total revenue for the three and six months ended June 30, 2002 and 2001.

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

For the three months ended June 30, 2002, one customer accounted for 11% of revenue. For the six months ended June 30, 2002, no customers accounted for greater than 10% of revenue. For the three and six months ended June 30, 2001, no customer accounted for greater than 10% of our revenue.

Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry’s export sales represented 30% and 40% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 export sales represented 38% and 39%, respectively. Sales to any individual country outside of the United States represent less than 10% of revenue for the quarter ended June 30, 2002.

Computation of Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic net income per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended June 30,

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 and 2001, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock. The common equivalent shares which were anti-dilutive and therefore, excluded from the diluted earnings per share computation for the three and six months ended June 30, 2002 were 17.5 million and 17.8 million shares, respectively. Anti-dilutive shares for the three and six months ended June 30, 2001 were 10.5 million and 11.4 million shares, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$4,023	$7,508	$5,072	$11,680

Basic:
Weighted average shares of common stock outstanding	119,977	119,477	119,582	118,981
Less: Weighted average shares subject to repurchase	(454)	(2,153)	(617)	(2,524)

Weighted average shares used in computing basic net income per share	119,523	117,324	118,965	116,457

Basic net income per share	$0.03	$0.06	$0.04	$0.10

Diluted:
Weighted average shares of common stock outstanding	119,977	119,477	119,582	118,981
Add: Weighted average dilutive potential common stock	3,196	6,764	3,592	6,467

Weighted average shares used in computing diluted net income per share	123,173	126,241	123,174	125,448

Diluted net income per share	$0.03	$0.06	$0.04	$0.09

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” This accounting standard permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) to account for stock-based compensation arrangements. Foundry determines the value of stock-based compensation arrangements under the provisions of APB Opinion 25, and accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair value of the shares at the date of grant.

3.    COMPREHENSIVE INCOME

Foundry adopted SFAS No. 130, “Reporting Comprehensive Income” in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and six months ended June 30, 2002 and 2001 were immaterial and comprised only of foreign currency translation adjustments.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in a number of locations in the United States, as well as in the Americas, Europe, Middle East, Australia, and Asia. At June 30, 2002, future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Operating Leases
2002 (remaining six months)	$2,758
2003	4,562
2004	4,369
2005	4,373
2006	2,371
All years thereafter	6,148

Total lease payments	$24,581

Purchase Commitments

The Company uses contract manufacturers to assemble and test our products. In order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of June 30, 2002, the Company was potentially committed to purchase approximately $31.4 million of such inventory.

Litigation

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and they filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company reviewed the second amended complaint and moved to dismiss that complaint as well. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint without prejudice and with leave to amend. On July 8, 2002, attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. A hearing on that motion is set for October 4, 2002.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violation of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation,

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss have been filed on behalf of all named defendants (over 1,000 in total) in the litigation. No hearing date has been set as of this time.

Management believes that the allegations in the above referenced class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

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

5.    INCOME TAXES

The Company recorded tax provisions of $2.2 million and $7.2 million for the six months ended June 30, 2002 and 2001, respectively. The tax provisions represent effective tax rates of 30% and 38%. These amounts reflect the federal statutory tax rate and an estimated state tax rate, offset by research and development tax credits, foreign sales corporation tax benefits, and tax-exempt interest income.

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

Revenue from customer support services is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue from customer support services accounted for 12% and 7% of total revenue for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, revenue from support services also accounted for 12% and 7%, respectively. Revenue for training and installation services is recognized as services are rendered. Revenue from software, training and installation services, combined, accounted for less than 1% of total revenue for each comparative quarter and six month period.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Foundry regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on estimated forecast of product demand and production requirements for up to twelve months. Demand for Foundry’s products has been adversely affected as a result of the economic slowdown and reduced telecommunications and infrastructure capital spending. As demonstrated during fiscal 2001, a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Consequently, provisions for excess and obsolete inventory of $3.4 million and $8.7 million were recorded for the three and six months ended June 30, 2001 as compared to $1.4 million and $3.9 million for the same periods in 2002. The decreases in the provision were due to reduced inventory levels as a result of scrapping $8.0 million of inventory during the first quarter of 2002 and the write-off of an additional $0.6 million of inventory during the second quarter of 2002. During the first half of 2001, Foundry recorded inventory write-offs totaling $1.1 million. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of inventory and reported operating results. Estimates of future product demand may prove to be inaccurate, in which case Foundry may have understated or overstated the provision required for excess and obsolete inventory.

Accounts Receivable

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with us. During the six months ended June 30, 2002, Foundry decreased its allowance for doubtful accounts from $6.6 million at December 31, 2001 to $5.8 million as a result of the Company’s increased collection efforts and improved credit quality of our customers. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance must be established. For the six months ended June 30, 2002, we did not record a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. In the event Foundry is unable to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our net deferred tax assets as of June 30, 2002 were $29.7 million.

Purchase Commitments

We currently subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of June 30, 2002, the Company was potentially committed to purchase approximately $31.4 million of such inventory. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers.

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

Results of Operations

The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.2	46.6	47.5	46.9

Gross profit	52.8	53.4	52.5	53.1

Operating expenses:
Research and development	11.8	9.3	12.7	9.4
Sales and marketing	30.1	26.3	31.4	28.1
General and administrative	4.5	5.8	4.6	6.4
Amortization of deferred stock compensation	0.4	0.9	0.5	1.2

Total operating expenses	46.8	42.3	49.2	45.1

Income from operations	6.0	11.1	3.3	8.0
Interest and other income	1.7	2.6	2.0	3.0

Income before provision for income taxes	7.7	13.7	5.3	11.0
Provision for income taxes	2.3	5.2	1.6	4.2

Net income	5.4%	8.5%	3.7%	6.8%

Net revenue.    Net revenue for the quarter ended June 30, 2002 was $75.0 million, a decrease of 15% from $88.6 million for the same period in 2001. Net revenue for the six months ended June 30, 2002 was $137.4 million, a decrease of $33.7 million from $171.1 million for the same period a year ago. The decreases were a result of the unfavorable economic conditions and general decline in demand for networking products in 2002.

No customers accounted for greater than 10% of our net revenue for the three and six months ended June 30, 2001. For the three months ended June 30, 2002, one customer accounted for 11% of our net revenue. For the six months ended June 30, 2002, no customers accounted for greater than 10% of our net revenue.

Sales to customers outside of the United States accounted for approximately 30% and 40% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, export sales accounted for 38% and 39% of our net revenue, respectively. During the first half of 2001, sales to one country outside of the United States exceeded 10%. Sales to China accounted for 16% and 11% for the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002, no individual country outside of the United States accounted for 10% or more of total revenue during these periods.

Gross profit.    Gross profit decreased from $47.3 million for the second quarter of 2001 to $39.5 million for the second quarter of 2002 and from $90.9 million for the six months ended June 30, 2001 to $72.1 million for the six months ended June 30, 2002. As a percentage of revenue, gross profit remained flat at 53% for the three and six months ended June 30, 2002 and 2001. Gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, increased price competition, geographic mix and product mix.

Research and development.    Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased $0.6 million from $8.3 million for the second quarter of 2001 to $8.9 million for the second quarter of 2002, and increased $1.2 million from $16.2 million for the six months ended June 30, 2001 to $17.4 million for the six months ended June 30, 2002. The increases were primarily due to expenses associated with the development of our new product offerings and expenses associated with enhancements to existing product lines. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses decreased $0.7 million from $23.3 million for the second quarter of 2001 to $22.6 million for the second quarter of 2002 and decreased $4.9 million from $48.1 million for the six months ended June 30, 2001 to $43.2 million for the six months ended June 30, 2002. The decreases were primarily due to reductions in headcount and advertising activities as a result of weak capital spending conditions affecting the networking industry.

General and administrative.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, provisions for doubtful accounts receivable, facilities expenses, legal expenses and other general corporate expenses. General and administrative expenses decreased $1.7 million from $5.1 for the second quarter of 2001 to $3.4 million for the second quarter of 2002 and decreased $4.6 million from $11.0 million for the six months ended June 30, 2001 to $6.4 million for the six months ended June 30, 2002. The decreases were primarily due to a higher provision for doubtful accounts during the first half of 2001. During the first six months of 2001, we recorded a provision for doubtful accounts totaling $5.3 million. During the three and six months ended June 30, 2002, we did not record any additional provisions for doubtful accounts as a result of our collection efforts and a significant improvement in the credit quality of our customers.

Amortization of deferred stock compensation.    In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders’ equity and is being amortized to operations over the respective vesting periods. We recorded amortization of deferred stock compensation expense of approximately $0.8 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, and $0.7 million and $2.0 million for the six-month periods ended June 30, 2002 and 2001, respectively. At June 30, 2002, we had approximately $0.4 million to be amortized over the remainder of 2002 and $0.2 million for fiscal 2003.

Interest and other income.    Interest and other income are comprised primarily of the interest earned on our short-term investments and cash held in interest bearing accounts. Interest and other income decreased from $2.3 million in the second quarter of 2001 to $1.3 million in the second quarter of 2002 and from $5.2 million for the six months ended June 30, 2001 to $2.8 million for the six months ended June 30, 2002. The decreases were due to the impact of lower average interest rates during 2002.

Income taxes.    We have recorded an income tax provision for the six months ended June 30, 2002 of $2.2 million as compared to $7.2 million for the same period in 2001. The effective tax rates for the six months ended June 30, 2001 were 38.0% compared to 30% for the six months ended June 30, 2002 based upon the estimated annualized tax rates.

Liquidity and Capital Resources

At June 30, 2002 Foundry had cash and cash equivalents and short-term investments totaling $298.5 million as compared to $274.7 million at December 31, 2001. For the six months ended June 30, 2002, Foundry generated cash of $23.8 million from operations, $2.9 million of proceeds primarily from the employee stock purchase plan, offset by $12.0 million used for the net purchases of short-term investments and fixed assets. Cash provided from operations increased from $7.0 million for the six months ended June 30, 2001 to $23.8 million for the six months ended June 30, 2002, due to increases in deferred revenue and accounts payable and a decrease in accounts receivable due to our increased collection efforts and improved credit quality of our customers. Our inventories also decreased significantly from 2001 as a result of our efforts to minimize inventory levels in response to the economic slowdown and reduction in capital spending by customers.

As of June 30, 2002, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

We believe that our cash and short-term investment balances at June 30, 2002 will enable us to meet our working capital requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We may not be able to maintain profitability.

We generated net income of $2.9 million for the year ended December 31, 2001 on revenues of $311.2 million and net income of $4.0 million for the quarter ended June 30, 2002 on revenues of $75.0 million. As of June 30, 2002, we had retained earnings of $98.6 million. When economic conditions improve, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Weak economic and market conditions may adversely affect our revenues, gross margins and expenses.

Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In past quarters, our operating results have been adversely affected as a result of the economic slowdown and reduced capital spending, particularly in the United States. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

Because our financial results are difficult to predict, we may not meet quarterly financial expectations, which could cause our stock price to decline.

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

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and a loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

Sales to our ten largest customers accounted for 39% and 37% of total revenues for the three and six months ended June 30, 2002, compared to 46% and 39% for the same periods in 2001. The loss of continued orders from our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability.

The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products.

We also compete with other companies, such as Nortel Networks, Extreme Networks, Riverstone Networks, and Enterasys Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

Some of our customers depend on the growth of the Internet for all or substantially all of their revenue. If the Internet does not expand as expected, our business will be adversely affected.

A portion of our business and revenue depends on the use of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. Spending on Internet infrastructure has decreased significantly, which had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure or if the Internet does not expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could be harmed.

Hewlett-Packard is our most significant OEM. Our business could be harmed if our relationship with Hewlett-Packard is terminated.

Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 6% of revenue for the six months ended June 30, 2002. The recent merger between HP and Compaq Computer Corp. may have adverse effects on our revenue as HP restructures. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

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

Our gross margins may be further affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provision for excess and obsolete inventories. Additionally, our gross margins may be affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEMs. As a result, any significant shift in revenue through resellers or our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.

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

Our presence in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

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

One or more of such factors may have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

Generally, international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency.

We purchase several key components for our products from single or limited sources; if these components are not available, our revenues may be harmed.

We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with adequate supplies of key components or the loss of any of our suppliers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition.

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

We currently subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. We do not have long-term contracts with these manufacturers.

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

Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements, such as MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts to impose licensing fees of industry standards could undermine the adoption of such standards and lessen industry opportunities.

If we fail to protect our intellectual property, our business and ability to compete could suffer.

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, and our IronWare software. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

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

If we do not adequately manage our systems and processes, our business may be harmed.

Our ability to successfully implement our business plan requires an effective planning and management process. Our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. We need to continue to improve existing and implement new operational and financial systems, procedures and controls. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our products may not meet the standards required for their sale, which may harm our business.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries we currently sell to, there is no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability.

We may engage in acquisitions that could result in the dilution of our stockholders, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

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

We may need to raise capital, but the availability of additional financing is uncertain.

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

If we are required to record stock option grants as compensation expense on our income statement, our profitability may be reduced significantly.

There is an ongoing debate among regulators and companies regarding the expensing of stock options. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. As noted above, our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price.

Management beneficially owns approximately 21.0% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Foundry’s stock price.

Foundry’s directors and executive officers beneficially own approximately 21.0% of our outstanding common stock as of June 30, 2002. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Foundry’s investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $298.5 million of cash equivalents and short-term investments at June 30, 2002 by approximately $3.0 million. Our investment portfolio includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity.

We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Currently, all of our sales and expenses are denominated in U.S. dollars, with the exception of some sales denominated in Canadian dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company reviewed the second amended complaint and moved to dismiss that complaint as well. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. A hearing on that motion is set for October 4, 2002.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss have been filed on behalf of all named defendants (over 1,000 in total) in the litigation. No hearing date has been set as of this time.

Management believes that the allegations in the above referenced class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 14, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders re-elected as the Company’s directors Bobby R. Johnson, Jr. (with 100,727,846 affirmative votes, 4,532,700 abstaining, and no votes withheld), Andrew K. Ludwick (with 101,604,754 affirmative votes, 3,655,792 abstaining, and no votes withheld), Alfred J. Amoroso (with 98,791,253 affirmative votes, 6,469,293 abstaining and no votes withheld), C. Nicholas Keating, Jr. (with 101,605,820 affirmative votes, 3,654,726 abstaining and no votes withheld) and J. Steven Young (with 103,603,487 affirmative votes, 1,657,059 abstaining and no votes withheld).

The stockholders also approved an amendment to the Company’s 1996 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares (with 90,194,044 shares voting in favor, 14,554,646 against, and 511,856 abstaining), and approved an amendment to the Company’s 1999 Director’s Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares (with 90,189,398 shares voting in favor, 14,905,349 against, and 165,799 abstaining).

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

Number	Description

10.1	1996 Stock Plan *

10.2	1999 Employee Stock Purchase Plan **

10.3	1999 Directors’ Stock Option Plan **

10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. ***

10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. ***

10.7	2000 Non-Executive Stock Option Plan****

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. *****

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)    Reports on Form 8-K.

On June 24, 2002, we filed a current report on Form 8-K and an amended Form 8-K/A on July 3, 2002 reporting under Item 4, changes in Registrant’s Certifying Accountants, that we had dismissed our independent auditors, Arthur Andersen LLP, and engaged the services of Ernst & Young LLP as our new independent auditors for our fiscal year ending December 31, 2002. The Company’s Board of Directors, upon the recommendation of the audit committee, authorized the termination of Arthur Andersen LLP and the engagement of Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)

By:	/s/ Timothy D. Heffner
Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    August 14, 2002