Form 10-Q
period 2002-09-30
FOUNDRY NETWORKS INC
filed 2002-11-14
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes   |X|      No   |_|

            As of November 8, 2002, there were 120,704,186 shares of the registrant’s common stock outstanding, par value $0.0001.

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. FOUNDRY NETWORKS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
	September 30, 2002 (unaudited)	December 31, 2001 (1)
ASSETS
Current assets:
Cash and cash equivalents	$148,855	$98,210
Short-term investments	161,108	176,524
Accounts receivable, net of allowances for doubtful accounts of $5,857 and $6,648 and sales returns of $1,501 and $1,501 at September 30, 2002 and December 31, 2001, respectively	39,938	51,830
Inventories	46,167	43,277
Deferred tax assets	29,703	29,656
Prepaid expenses and other current assets	2,746	4,863

Total current assets	428,517	404,360

Property and equipment	16,363	13,184
Less: Accumulated depreciation	(10,520)	(6,868)

Net property and equipment	5,843	6,316

Other long-term assets	1,177	1,462

Total assets	$435,537	$412,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,967	$15,300
Accrued payroll and related expenses	7,218	10,932
Warranty accrual	2,499	2,499
Other accrued expenses	3,872	4,601
Income taxes payable	3,438	1,193
Deferred support revenue	17,075	15,781

Total current liabilities	55,069	50,306

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value:
Authorized—300,000,000 shares at September 30, 2002 and December 31, 2001, respectively
Issued and outstanding—120,656,207 and 119,298,814 shares at September 30, 2002 and December 31, 2001, respectively	12	12
Treasury stock	—	(14,996)
Additional paid-in capital	275,752	285,091
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(401)	(1,302)
Retained earnings	105,585	93,507

Total stockholders’ equity	380,468	361,832

Total liabilities and stockholders’ equity	$435,537	$412,138

(1) Derived from audited consolidated financial statements. See accompanying notes to condensed consolidated financial statements.
3

FOUNDRY NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue, net	$76,596	$74,654	$214,024	$245,774
Cost of revenue	35,543	37,152	100,846	117,358

Gross profit	41,053	37,502	113,178	128,416
Operating expenses:
Research and development	8,907	8,436	26,291	24,587
Sales and marketing	18,492	22,130	61,653	70,213
General and administrative	4,662	5,290	11,024	16,332
Amortization of deferred stock compensation	212	592	900	2,560

Total operating expenses	32,273	36,448	99,868	113,692

Income from operations	8,780	1,054	13,310	14,724
Interest and other income	1,184	2,023	3,943	7,192

Income before provision for income taxes	9,964	3,077	17,253	21,916
Provision for income taxes	2,959	1,169	5,175	8,328

Net income	$7,005	$1,908	$12,078	$13,588

Basic net income per share	$0.06	$0.02	$0.10	$0.12

Weighted average shares used in computing basic net income per share	119,999	118,376	119,204	117,033

Diluted net income per share	$0.06	$0.02	$0.10	$0.11

Weighted average shares used in computing diluted net income per share	124,859	126,077	123,587	125,617

See accompanying notes to condensed consolidated financial statements.
4

FOUNDRY NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,078	$13,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,652	2,744
Amortization of deferred stock compensation	900	2,560
Provision for doubtful accounts	544	6,285
Provision for excess and obsolete inventories	6,685	12,421
Tax benefit from stock option exercises	411	3,792
Change in operating assets and liabilities:
Accounts receivable	11,348	5,177
Inventories	(9,575)	(15,437)
Other assets	2,355	3,675
Accounts payable	5,667	(8,020)
Accrued payroll and related benefits	(3,714)	(1,400)
Income taxes payable	2,245	—
Other accrued liabilities	(729)	213
Deferred support revenue	1,294	1,072

Net cash provided by operating activities	33,161	26,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,179)	(3,932)
Maturities of short-term investments	238,854	218,756
Purchases of short-term investments	(223,438)	(288,243)
Purchase of minority investment	—	(2,500)

Net cash used in investing activities	12,237	(75,919)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuances of common stock	5,596	11,569

Net cash provided by financing activity	5,596	11,569

Effect of exchange rate changes on cash	(349)	(72)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,645	(37,752)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,210	168,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,855	$130,677

See accompanying notes to condensed consolidated financial statements.
5

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and nine months ended September 30, 2002 and 2001 is unaudited)

1.   DESCRIPTION OF BUSINESS:

            Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Gigabit Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers (ISPs). Our product suite includes the NetIron family of Metro routers, FastIron family of Ethernet edge switches, EdgeIron layer 2 Ethernet switches, BigIron family of Gigabit Ethernet core switches and ServerIron family of Ethernet Layer 4-7 Internet traffic management switches.

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

            The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2002.

      Principles of Consolidation and Foreign Currency Translation

            The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and is included as a component of stockholders’ equity.

      Reclassifications

            Certain items previously reported in specific financial captions have been reclassified to conform with the September 30, 2002 presentation.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-Term Investments

            Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

            Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of September 30, 2002 and December 31, 2001, Foundry’s short-term investments, which were stated at amortized cost and classified as held-to-maturity, consisted of investment grade U.S. debt securities and commercial paper. As of September 30, 2002, short-term investments also included corporate debt securities.

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$6,311	$—	$—	$6,311
Corporate debt securities	5,000	—	—	5,000
Commercial paper	76,846	—	—	76,846
Government securities	157,581	31	(44)	157,568

	$245,738	$31	$(44)	$245,725

Included in cash and cash equivalents	$84,630	$—	$—	$84,630
Included in short-term investments	161,108	31	(44)	161,095

	$245,738	$31	$(44)	$245,725

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$33,135	$—	$—	$33,135
Commercial paper	58,807	—	—	58,807
Government securities	149,583	127	(27)	149,683

	$241,525	$127	$(27)	$241,625

Included in cash and cash equivalents	$65,001	$—	$—	$65,001
Included in short-term investments	176,524	127	(27)	176,624

	$241,525	$127	$(27)	$241,625

      Inventories

            Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Purchased parts	$17,193	$20,305
Work-in-process	25,231	22,706
Finished goods	3,743	266

	$46,167	$43,277

            The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for up to twelve months. Provisions for excess and obsolete inventory in the amounts of $2.8 million and $2.4 million were recorded for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, provisions for excess and obsolete inventory were $6.7 million and $12.4 million, respectively. The decrease in the provision during the nine months ended September 30, 2002 was due to lower inventory levels and the write-off and scrapping of $8.0 million of obsolete inventory during the first quarter of 2002.

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

            Foundry purchases several key components used in the manufacture of products from several sources and depends on supply from these sources to meet its needs. In addition, Foundry depends on several contract manufacturers for major portions of the manufacturing requirements. The inability of the suppliers or manufacturers to fulfill the production requirements of Foundry could negatively impact future results.

      Revenue Recognition

            General.    Foundry’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

            Product Revenue.    Revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns. This reserve is based on historical returns, analysis of credit memo data and return policies. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

            Support Revenue.    Our suite of support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts. Revenue from support contracts is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred support revenue until the revenue recognition criteria are met. Revenue recognized from customer support services was $8.1 million and $7.8 million and accounted for 10.6% and 10.3% of total revenue for the quarters ended September 30, 2002 and 2001, respectively. Revenue from support services was $24.3 million and $20.4 million and accounted for 11.4% and 8.4% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Support revenue increased in absolute dollars during 2002 due to a higher installed base of our networking equipment as customers purchased new support contracts associated with their equipment purchases and renewed maintenance contracts on existing equipment. A total of $17.1 million of support revenue was deferred on the accompanying balance sheet as of September 30, 2002. We expect to recognize a majority of this amount as support revenue ratably over the next 12 months.

            Other Service Revenue.    Revenue for training and installation services is recognized as services are rendered. Revenue from training and installation services accounted for less than 1% of total revenue for the three and nine months ended September 30, 2002 and 2001.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

            For the three and nine months ended September 30, 2002 and 2001, no customers individually accounted for greater than 10% of revenue.

            Foundry sells to various countries in North and South America, Europe, Asia, Australia and the Middle East through its foreign sales offices and subsidiaries. Foreign operations consist of sales, marketing and support activities. Foundry’s export sales represented 36% and 33% for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 export sales represented 37% and 39%, respectively. For the three and nine months ended September 30, 2002 and 2001, no individual country outside of the United States accounted for greater than 10% of revenue.

      Computation of Earnings Per Share

            Basic and diluted net income per share (EPS) are presented in conformity with SFAS No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended September 30, 2002 and 2001, diluted EPS has been calculated assuming the conversion of all dilutive potential common stock. The common equivalent shares which were anti-dilutive and therefore, excluded from the diluted EPS computation for the three months ended September 30, 2002 and 2001 were 14.4 million and 11.0 million shares, respectively. Anti-dilutive shares for the nine months ended September 30, 2002 and 2001 were 17.3 million and 11.2 million shares, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)

Net income	$7,005	$1,908	$12,078	$13,588

Basic:
Weighted-average shares outstanding	120,208	120,062	119,685	119,284
Less: Weighted-average shares subject to repurchase	(209)	(1,686)	(481)	(2,251)

Weighted-average shares used in computing basic EPS	119,999	118,376	119,204	117,033

Basic EPS	$0.06	$0.02	$0.10	$0.12

Diluted:
Weighted-average shares outstanding	120,208	120,062	119,685	119,285
Add: Weighted-average dilutive potential shares	4,651	6,015	3,902	6,332

Weighted-average shares used in computing diluted EPS	124,859	126,077	123,587	125,617

Diluted EPS	$0.06	$0.02	$0.10	$0.11

      Stock-Based Compensation

            In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permits the use of either the fair value or the intrinsic value method of accounting for stock-based compensation arrangements. Foundry determines the value of stock-based compensation arrangements under the intrinsic value method described by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Recent Accounting Pronouncements

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Foundry does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial condition.

3.   COMPREHENSIVE INCOME

            Foundry adopted SFAS No. 130, “Reporting Comprehensive Income” in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Other components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 were immaterial and comprised only of foreign currency translation adjustments.

4.   COMMITMENTS AND CONTINGENCIES

      Leases

            The Company leases office space in a number of locations in the United States, as well as in the Americas, Europe, Middle East, Australia, and Asia. At September 30, 2002, future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Operating Leases

2002 (remaining three months)	$1,672
2003	4,593
2004	4,369
2005	4,373
2006	2,371
All years thereafter	6,148

Total lease payments	$23,526

      Purchase Commitments

            The Company uses contract manufacturers to assemble and test our products. In order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of September 30, 2002, the Company was potentially committed to purchase approximately $36.9 million of such inventory.

      Litigation

            In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. The Company reviewed the second amended complaint and moved to dismiss that complaint as well. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. That motion has been fully briefed and the parties are awaiting a decision by the Court.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss have been filed on behalf of all named defendants (over 1,000 in total) in the litigation. A hearing on the defendants' motion to dismiss was held on November 1, 2002.

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

            From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, the Company filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. The Company is seeking injunctive relief as well as damages. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

5.   INCOME TAXES

            The Company recorded income tax provisions of $5.2 million and $8.3 million for the nine months ended September 30, 2002 and 2001, respectively. The income tax provisions represent effective tax rates of 30% and 38%. These amounts reflect the federal statutory tax rate and an estimated state tax rate, offset by research and development tax credits, foreign sales corporation tax benefits, and tax-exempt interest income.

6.   STOCKHOLDERS’ EQUITY

            On August 21, 2002, Foundry filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Foundry’s executive officers and directors were not eligible to participate in this program. Under the exchange program, employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant equal to 0.5 times the number of tendered options on or about March 21, 2003. However, participants who elected to exchange any options were also required to exchange any other options granted to him or her in the previous six months. On September 20, 2002, the Company accepted for exchange options to purchase 5,744,500 shares of Foundry common stock. Subject to the terms and conditions of the exchange program, the Company will grant replacement options to purchase an aggregate of 2,872,250 shares of the Company’s common stock in exchange for such tendered options on or about March 21, 2003. In order to receive the replacement stock option grant, an employee must remain employed with Foundry or one of its subsidiaries until the date when the replacement stock options are granted. Each replacement option granted pursuant to this offer will vest on a three year schedule with a six month cliff, meaning 1/6th of the new option shares will vest six months after the new grant date, which will be on or about March 21, 2003, and the remaining shares will vest 1/36th per month for the remaining 30 months.

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

Critical Accounting Policies and Estimates

            Our significant accounting policies are also described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

            Revenue from customer support contracts is recognized ratably over the contractual period, generally one year. Amounts invoiced to customers in excess of revenue recognized on support contracts are recorded as deferred support revenue until the revenue recognition criteria are met. A total of $17.1 million of support revenue was deferred on the accompanying balance sheet as of September 30, 2002. Other service revenue for training and installation services is recognized as services are rendered.

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

      Accounts Receivable

            We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with us. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future.

      Deferred Tax Asset Valuation Allowance

            We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance must be established. For the nine months ended September 30, 2002, we did not record a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. In the event Foundry is unable to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our net deferred tax assets as of September 30, 2002 and December 31, 2001 were $29.7 million.

      Purchase Commitments

            We currently subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 30 to 90 days prior to the delivery date. As of September 30, 2002, the Company was potentially committed to purchase approximately $36.9 million of such inventory. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers.

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

Results of Operations The following table sets forth selected items from our statements of income as a percentage of revenue for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.4	49.7	47.1	47.8

Gross profit	53.6	50.3	52.9	52.2

Operating expenses:
Research and development	11.6	11.3	12.3	10.0
Sales and marketing	24.1	29.6	28.8	28.6
General and administrative	6.1	7.1	5.2	6.6
Amortization of deferred stock compensation	0.3	0.8	0.4	1.0

Total operating expenses	42.1	48.8	46.7	46.2

Income from operations	11.5	1.5	6.2	6.0
Interest and other income	1.5	2.7	1.8	2.9

Income before provision for income taxes	13.0	4.2	8.0	8.9
Provision for income taxes	(3.9)	(1.6)	(2.4)	(3.4)

Net income	9.1%	2.6%	5.6%	5.5%

            Net revenue.    Net revenue for the quarter ended September 30, 2002 was $76.6 million, an increase of 2.5% from $74.7 million for the same period in 2001. Net revenue for the nine months ended September 30, 2002 was $214.0 million, a decrease of 12.9% from $245.8 million for the same period a year ago. The slight increase in revenue during the third quarter of 2002 compared to the same period in 2001 was due to demand for our next generation JetCore ASIC-based products primarily in the enterprise market. The decrease in revenue for the nine-month period was a result of the unfavorable economic environment and IT capital spending slowdown during 2002 compared to the same period in 2001.

            Revenue from customer support services was $8.1 million and $7.8 million and accounted for 10.6% and 10.3% of total revenue for the quarters ended September 30, 2002 and 2001, respectively. Support revenue was $24.3 million and $20.4 million and accounted for 11.4% and 8.4% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Support revenue increased in absolute dollars during 2002 due to a higher installed base of our networking equipment as customers purchased new support contracts associated with their equipment purchases and renewed maintenance contracts on existing equipment. Other service revenue from training and installation services, combined, accounted for less than 1% of total revenue for each comparative quarter and nine month period.

            No customers accounted for greater than 10% of our net revenue for the three and nine months ended September 30, 2002 and 2001. Sales to customers outside of the United States accounted for approximately 36% and 33% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, export sales accounted for 37% and 39% of our net revenue, respectively. During the three and nine months ended September 30, 2002 and 2001, no individual country outside of the United States accounted for more than 10% of total revenue.

            During 2002, overall economic conditions and IT capital spending by businesses continued to remain weak. As a result, demand for our products was adversely affected during the nine months ended September 30, 2002 compared to the same period a year ago. Although our revenue increased sequentially quarter over quarter during 2002, from $62.4 million in the first quarter to $75.0 million in the second quarter, to $76.6 million in the third quarter, the uncertainties surrounding the political and economic landscape continue to make it extremely difficult to accurately forecast future sales and production requirements. If economic conditions in the U.S. and globally do not improve, or if we experience a worsening in economic conditions, we may experience material adverse effects on our revenue, operating results and financial condition.

            Gross profit.    Gross profit for the three months ended September 30, 2002 and 2001 was $41.1 million and $37.5 million, respectively. Gross profit for the nine months ended September 30, 2002 and 2001was $113.2 million and $128.4 million, respectively. As a percentage of revenue, gross profit increased to 53.6% for the third quarter of 2002 compared with 50.3% for the third quarter of 2001 and 52.9% for the nine months ended September 30, 2002, an increase from 52.2% for the same period in 2001. The gross profit percentage increases were due to a combination of cost savings from lower component costs, value engineering of our new products, and mix of products sold.

            Demand for Foundry’s products has been adversely affected by the economic slowdown and reduced telecommunications and infrastructure capital spending. As demonstrated during fiscal 2001, a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Consequently, the provision for excess and obsolete inventory of $12.4 million was recorded for the nine months ended September 30, 2001 as compared to $6.7 million for the same period in 2002. The decrease in the provision was due to reduced inventory levels as a result of the write-off and scrapping of $8.0 million of obsolete inventory in 2002. Gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, increased price competition, geographic mix and product mix.

            Research and development.    Research and development expenses consist primarily of salaries and related personnel expenses, prototype expenses related to the development of our ASICs, software development and testing costs, cost of facilities, and the depreciation of property and equipment related to research and development activities. Research and development expenses increased $0.5 million to $8.9 million for the third quarter of 2002 from $8.4 million for the third quarter of 2001, and increased $1.7 million, to $26.3 million for the nine months ended September 30, 2002 from $24.6 million for the nine months ended September 30, 2001. Research and development expenses represented 12% and 11% of net revenue for the three months ended September 30, 2002 and 2001, respectively, and 12% and 10% of net revenue for the nine months ended September 30, 2002 and 2001, respectively. The increases in absolute dollars were primarily due to the hiring of additional engineers. Research and development costs are expensed as incurred. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

            Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $18.5 million for the third quarter of 2002, a decrease of $3.6 million from $22.1 million for the third quarter of 2001. Sales and marketing expenses were $61.7 million for the nine months ended September 30, 2002, a decrease of $8.6 million from $70.2 million for the nine months ended September 30, 2001. Sales and marketing expenses represented 24% and 30% of net revenue for the three months ended September 30, 2002 and 2001, respectively, and 29% of net revenue for each of the nine months ended September 30, 2002 and 2001. The decreases in absolute dollars were primarily due to cost-cutting measures, such as the closing of certain sales offices and reduced advertising activities, in response to weak capital spending conditions affecting the networking industry.

            General and administrative.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, provisions for doubtful accounts receivable, facilities expenses, legal expenses and other general corporate expenses. General and administrative expenses were $4.7 million for the third quarter of 2002, a decrease of $0.6 million, or 11%, from $5.3 million in the third quarter of 2001 due primarily to a $0.7 million decrease in the provision for doubtful accounts. General and administrative expenses were $11.0 million for the nine months ended September 30, 2002, a decrease of $5.3 million, or 32.5%, from $16.3 million for the nine months ended September 30, 2001 due primarily to a $5.8 million decrease in bad debt expense. During the nine months ended September 30, 2002, we provided $0.5 million to the provision for doubtful accounts compared to $6.3 million for the nine months ended September 30, 2001 as a result of our improved collection efforts and credit quality of our customers in 2002. General and administrative expenses represented 6% and 7% of net revenue for the three months ended September 30, 2002 and 2001, respectively, and 5% and 7% of net revenue for the nine months ended September 30, 2002 and 2001.

            Amortization of deferred stock compensation.    In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. This amount is reflected within stockholders’ equity and is being amortized to operations over the respective vesting period of the underlying options. We recorded amortization of deferred stock compensation expense of approximately $0.2 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively, and $0.9 million and $2.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively. At September 30, 2002, we had approximately $0.2 million to be amortized over the remainder of 2002 and $0.2 million for fiscal 2003.

            Interest and other income.    Interest and other income are comprised primarily of the interest earned on our short-term investments and cash held in interest bearing accounts. Interest and other income decreased to $1.2 million in the third quarter of 2002 from $2.0 million in the third quarter of 2001 and to $3.9 million for the nine months ended September 30, 2002 from $7.2 million for the same period in 2001. The decreases were due to the impact of lower average interest rates during 2002.

            Income taxes.    We have recorded an income tax provision for the nine months ended September 30, 2002 of $5.2 million as compared to $8.3 million for the same period in 2001. The effective tax rates for the nine months ended September 30, 2002 were 30% compared to 38% for the nine months ended September 30, 2001 based upon the estimated annualized tax rates.

Liquidity and Capital Resources

            At September 30, 2002 Foundry had cash, cash equivalents and short-term investments totaling $310.0 million as compared to $274.7 million at December 31, 2001.

            Cash provided from operations increased to $33.2 million for the nine months ended September 30, 2002 from $26.7 million for the nine months ended September 30, 2001 due to several factors. Foundry collected cash of $11.3 million from customers during 2002 compared to $5.2 million during 2001 as a result of greater shipment linearity in the third quarter of 2002 and improved collections performance. As a result of lower trade receivables, we recorded a provision for doubtful accounts of $0.5 million for the nine months ended September 30, 2002 compared to $6.3 million for the same period in 2001. The provision for excess and obsolete inventories also decreased to $6.7 million for the nine months ended September 30, 2002 from $12.4 million for the same period in 2001 as a result of the write-off and scrapping of $8.0 million of obsolete inventories during 2002. Foundry’s accounts payable increased significantly at September 30, 2002 due to the timing of our inventory purchases at the end of the third quarter of 2002 to secure specific long lead-time inventory to meet our anticipated future demand.

            Cash provided by investing activities for the nine months ended September 30, 2002 was $12.2 million. Cash used in investing activities for the same period in 2001 was $75.9 million. This fluctuation was primarily a result of the timing of the maturities and purchases of Foundry’s short-term investments which are classified as held-to-maturity investments.

            Cash provided by financing activities during 2002 and 2001 resulted from the exercise of stock options by employees and purchases of common stock under the employee stock purchase program.

            As of September 30, 2002, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

            We believe that our cash and short-term investment balances at September 30, 2002 will enable us to meet our working capital requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We may not be able to maintain profitability.

            We generated net income of $12.1 million for the nine months ended September 30, 2002 on revenues of $214.0 million and net income of $2.9 million for the year ended December 31, 2001 on revenues of $311.2 million. As of September 30, 2002, we had retained earnings of $105.6 million. We maintained profitability throughout 2002 despite the challenging economic environment. When economic conditions improve, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Weak economic and market conditions may adversely affect our revenues, gross margins and expenses.

            Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In past quarters, our operating results have been adversely affected as a result of the overall economic slowdown and reduced capital spending by businesses. We are uncertain about the extent, severity and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results and financial condition.

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

            Sales to our ten largest customers accounted for 41% and 38% of total revenues for the three and nine months ended September 30, 2002, compared to 38% and 36% for the same periods in 2001. The loss of continued orders from our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

While our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

  our reseller agreements generally do not require minimum purchases;

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

            We also compete with other companies, such as Nortel Networks, Extreme Networks, Riverstone Networks, and Enterasys Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

            In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, and we must enhance our current products and maintain customer satisfaction. In addition, we must make certain our sales and marketing capabilities allow us to effectively compete against our competitors. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.

Our ability to increase our revenue depends on expanding our direct sales operation and reseller distribution channels and continuing to provide excellent customer support.

            If we are unable to effectively develop and retain our sales and support staff or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed. Additionally, if our resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support.

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

            Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 7% of revenue for the nine months ended September 30, 2002. The merger between HP and Compaq Computer Corp. may have adverse effects on our revenue as HP restructures. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

Our gross margin may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

            Our industry has experienced rapid erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products has decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.

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

            Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pervasive Networks and Spot Distribution Ltd. in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China and Tellord Co. Ltd. in Korea. Although we expect international revenue to increase as a percentage of our total revenue, the failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends on Mitsui’s ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years.

            There are a number of risks arising from our international business, including:

  potential recessions in economies outside the United States;

  longer accounts receivable collection cycles;

  seasonal reductions in business activity;

  higher costs of doing business in foreign countries;

  difficulties in managing operations across disparate geographic areas;

  difficulties associated with enforcing agreements through foreign legal systems;

  political instability and export restrictions;

  potential adverse tax consequences; and

  unexpected changes in regulatory requirements.

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

We purchase several key components for our products from several sources; if these components are not available, our revenues may be harmed.

            We currently purchase several key components used in our products from several sources and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with adequate supplies of key components or the loss of any of our suppliers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition.

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

            We depend on anticipated product orders to determine our material requirements. Lead times for limited-sourced materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If orders do not match forecasts or if we do not manage inventory effectively, we may have either excess or inadequate inventory of materials and components, which could negatively affect our operating results and financial condition.

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

            We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, the loss of any of our contract manufacturers, or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders.

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

            Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements, such as MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts by third parties to impose licensing fees on industry standards could undermine the adoption of such standards and lessen industry opportunities.

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

            The networking industry is increasingly characterized by the existence of a large number of patent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios with respect to networking technology. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe patent rights claimed by others.

            From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. However, irrespective of the merits of the company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

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

  negative customer reactions;

  product liability claims;

  negative publicity regarding us and our products;

  delays in or loss of market acceptance of our products;

  product returns;

  lost sales; and

  unexpected expenses to remedy errors.

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

  diversion of management’s attention from other business concerns;

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

            The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

Management beneficially owns approximately 20.1% of our stock; their interests could conflict with yours; significant sales of stock held by them and Foundry’s employees could have a negative effect on Foundry’s stock price.

            Foundry’s directors and executive officers beneficially own approximately 20.1% of our outstanding common stock as of September 30, 2002. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters as well. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist acts or other catastrophic event, or power shortages.

            Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters and contract manufacturers are located in Northern California, an area susceptible to earthquakes. In recent years, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, our contractors’ facilities and certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. As a result of this energy crisis, these contractors may be unable to manufacture sufficient quantities of our products or they may increase their service fees. In addition, since Silicon Valley is an important industrial area for the United States, we may be subject to acts of terrorism, which could cause a material disruption in our operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

            Foundry’s investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $310.0 million of cash equivalents and short-term investments at September 30, 2002 by approximately $3.1 million. Our investment portfolio includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity.

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

Item 4.    Controls and Procedures

            Foundry evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Foundry’s principal executive officer and principal financial officer, within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Foundry’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Foundry in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Foundry’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

            In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted our motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. We reviewed the second amended complaint and moved to dismiss that complaint as well. On June 6, 2002, the Court granted our motion to dismiss the second amended complaint without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, we filed a motion to dismiss that complaint. That motion has been fully briefed and the parties are awaiting a decision by the Court.

            A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the company from September 27, 1999 through December 6, 2000. The company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the company, three of its officers, and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss have been filed on behalf of all named defendants (over 1,000 in total) in the litigation. A hearing on the defendants’ motion to dismiss was held on November 1, 2002.

            Management believes that the allegations in the above referenced class action lawsuits against the company and its officers are without merit and management intends to contest them vigorously. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages in excess of available insurance, our business could be significantly harmed.

            From time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In March 2001, Nortel filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. We are seeking injunctive relief as well as damages. Irrespective of the merits of our position, litigation is always an expensive and uncertain proposition. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

            None.

Item 3.    Defaults Upon Senior Securities.

            None.

Item 4.    Submission of Matters to a Vote of Security Holders.

            None.

Item 5.    Other Information.

            In accordance with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Ernst & Young, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee has approved the engagement of Ernst & Young for the following non-audit services; (1) the preparation of tax returns in various foreign countries and (2) the preparation of federal and state income tax returns.

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

Number	Description

10.1	1996 Stock Plan*

10.2	1999 Employee Stock Purchase Plan**

10.3	1999 Directors’ Stock Option Plan**

10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division.***

10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd.***

10.7	2000 Non-Executive Stock Option Plan****

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002.*****

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

****	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

*****	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

            (b)    Reports on Form 8-K.

            On July 3, 2002, we filed an amendment on Form 8-K/A to a current report on Form 8-K filed on June 24, 2002, reporting under Item 4, Changes in Registrant’s Certifying Accountants, that we had dismissed our independent auditors, Arthur Andersen LLP, and engaged the services of Ernst & Young LLP as our new independent auditors for our fiscal year ending December 31, 2002. The Company’s Board of Directors, upon the recommendation of the audit committee, authorized the termination of Arthur Andersen LLP and the engagement of Ernst & Young LLP.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Foundry Networks, Inc. (Registrant)
By:	/s/ Timothy D. Heffner Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2002
30

CERTIFICATIONS I, Bobby R. Johnson, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Foundry Networks, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr. Chief Executive Officer and President
31

CERTIFICATIONS I, Timothy D. Heffner, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Foundry Networks, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Timothy D. Heffner Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer
32