Form 10-K
period 2002-12-31
FOUNDRY NETWORKS INC
filed 2003-03-31
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-26689

FOUNDRY NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	77-0431154 (I.R.S. Employer Identification No.)

2100 Gold Street
P.O. Box 649100
San Jose, CA 95164-9100
Website: www.foundrynetworks.com
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(408) 586-1700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $666,689,642 as of June 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 122,033,038 shares of the registrant’s common stock issued and outstanding as of March 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10-13) incorporates information by reference from the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed hereafter.

FOUNDRY NETWORKS, INC.

TABLE OF CONTENTS

SIGNATURES	71

CERTIFICATIONS	72

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections entitled “Business—Research and Development,” “Business—Competition,” “Business—Intellectual Property,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Foundry Networks, Inc., together with its consolidated subsidiaries (collectively the “Company” or “Foundry”), undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003. All public reports filed by the Company with the Securities and Exchange Commission (the “SEC”) are available free of charge on the Company’s website at www.foundrynetworks.com as soon as practicable after we electronically file such reports with the SEC.

Item 1.            Business

Overview

Foundry Networks, founded in 1996, is a leading provider of next-generation networking products. We provide a comprehensive, end-to-end suite of high-performance Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers (ISPs). We design, develop, manufacture and market solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing and for local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), and the web. Foundry’s combined product breadth allows us to offer global end-to-end solutions within and throughout a customer’s networking infrastructure regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wiring closets connecting the desktops together within the enterprise to the mission critical LAN backbone and data center. We provide robust and high performance routing solutions from the Internet core to the edge of the Internet service access network and its network of web and application servers. Our Metro routers deliver the capabilities and performance needed to provide efficient and reliable core routing services to Internet data centers around the world. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that direct traffic flow efficiently based on client location, application type, and administrative policies, while allowing service providers to offer their customers differentiated services.

Our networking products have been deployed in key enterprise markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, transportation, E-commerce, and universities. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For enterprises, Foundry provides a complete end-to-end solution with Foundry’s FastIron®, FastIron Edge®, BigIron®, ServerIron®, and EdgeIron™ product lines. Our enterprise portfolio of products meets the needs for wiring closet, data center, and campus solutions coupled with Foundry’s network management and security. For service providers, Foundry offers our high-performance BigIron switches, NetIron® Metro routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager products. Foundry’s products support a wide array of interfaces such as 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. We sell our products through a direct sales force, resellers, and OEM partners. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the rapidly growing enterprise and service provider markets.

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

Evolution of Market Needs

Organizations initially adopted data networks to connect a limited number of computers within close proximity, allowing users to share simple, common services, such as file servers and printers. In these networks, called local area networks or LANs, traffic patterns were predictable because the majority of traffic resided within the LAN and remained local to a specific part of the organization. Widespread Internet usage, the proliferation of client-server applications and the adoption of new bandwidth-intensive applications have increased traffic loads and created unpredictable traffic patterns. Today, the majority of traffic traverses the boundaries of the LAN to networks outside of the LAN. Such communication traditionally required an organization to utilize costly long distance carrier services that often provided inadequate performance. As a result of today’s traffic flows, enterprises increasingly require low cost, high performance networking equipment to enable effective communications across geographically dispersed networks, known as MANs and WANs.

Increasingly, enterprises are using the web for business activities and processes. Although mainstream enterprises continue to use E-commerce capabilities, enterprises are also using the Internet for business-to-business transactions, internal process reengineering, and supply chain management. The increasing reliance on the Internet by businesses, government agencies, and organizations is increasing the demand for cost-effective, high performance solutions for both internal networks and access to the Internet externally.

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

Two new technologies— High-speed Ethernet and Layer 3 switching—evolved in parallel to handle growing and unpredictable traffic patterns and address the performance needs of bandwidth-intensive applications. Gigabit Ethernet-based Layer 3 switches combine Gigabit and 10 Gigabit transmission speeds with the forwarding capabilities of software-based routers. In Layer 3 switches, the software forwarding capabilities that enabled early routers to move traffic around the network perform this function in hardware, using application-specific integrated circuits, or ASICs, that are built into the switch. This integration enables manufacturers to develop Layer 3 switches at lower costs while improving network performance.

Ethernet technology has evolved to meet or exceed alternative networking technologies in terms of distance and resiliency. Foundry offers 10 Gigabit Ethernet that spans distances up to 150 kilometers (approximately 93 miles). This allows enterprises and service providers to use Ethernet technology for metropolitan network communications. Foundry conforms to the IEEE standard for 10 Gigabit Ethernet that includes provision for a WAN physical interface. This interface is compatible with SONET at Layer 1 and, thus, will offer a compelling alternative to SONET OC-192c Packet over SONET because of its lower cost and ease of configuration. Ethernet technology also compares more favorably to alternative networking technologies because of increases in availability and resiliency. Foundry’s products implement industry standards such as IEEE 802.1w to provide rapid-spanning tree protocol and metro ring protocols. These protocols provide sub-second fault-detection, isolation, and automatic cutover -features that are essential for carrier-class performance.

Ethernet may have started as a local-area networking technology, but it has evolved to include the features and functions that make it suitable for large scale metro area networks. Foundry Networks has played a significant role in advancing the capabilities of Ethernet by introducing products that deliver the highest levels of performance, availability, and reliability while implementing innovation.

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

Second, as the Internet has evolved, the traffic crossing the WANs has shifted from primarily voice traffic to primarily data traffic. Not long ago, a majority of all wide area traffic was voice traffic. Today, due to the success of the Internet, most of the wide area traffic is data. Historically, the basic technology used to move traffic within WANs has been SONET, which was primarily designed to carry voice traffic. As the majority of wide area traffic has migrated to data, service providers are looking for a technology that is better suited to handle data traffic.

Gigabit Ethernet, which has emerged as the ubiquitous LAN technology, is gaining momentum as the solution for MANs. This momentum has been propelled in part by the relative inexpensiveness and availability of off-the-shelf Ethernet networking equipment and the large pool of qualified networking specialists that are proficient in Ethernet technology. 10 Gigabit Ethernet is a key factor in this momentum for MANs because providers can quickly build out high-speed networks. The general acceptance and large volume of Ethernet installations in LANs have, over time, led to improved performance and significantly reduced prices.

As bandwidth demand increases and bandwidth-intensive applications are being made available to enterprise and private users, a new class of service provider is beginning to emerge, the Metro service provider (Metro SP). Foundry has had significant success in providing our Ethernet solutions for MANs across the globe. Large enterprises, including government agencies, often have multiple buildings in a local area and even have offices across the globe. Metro SPs provide the critical intermediary network between enterprises and long-haul regional networks. Using long-haul Gigabit Ethernet as the enabling technology, these service providers deliver new services such as broadband Internet access, bandwidth-on-demand and virtual LANs across the metro and regional areas to business and private users. In this application, Gigabit Ethernet provides high bandwidth, high reliability and high density solutions that enable multi-services such as voice-over-IP and virtual private networks to be delivered over a common backbone.

Solutions

We offer a comprehensive suite of Gigabit Ethernet Layer 2 and Layer 3 switches, Metro routers, and Layer 4-7 Internet traffic management products for enterprises and service providers. Our solutions provide the following benefits:

Breadth of Product Line.   We are one of the few networking companies to provide a full suite of Metro routers, Gigabit Ethernet Layer 2/3 switches and Layer 4-7 Internet traffic management products applicable to LANs, MANs, WANs and data center service farm connectivity. Foundry provides a complete set of end-to-end switching and routing products enabling deployment of high-performance and high-availability networks for mission critical applications. Foundry’s product portfolio offers high-performance, high-availability networking infrastructure for enterprises and service providers.

Best in Class Products.  Our products meet the needs of customers who desire to enhance or expand their existing network infrastructure with best in class products. As a point of risk management and to secure the benefits of competition in the marketplace, customers desire alternatives. Foundry delivers a broad portfolio of products while maintaining our focus on bringing to market best in class products. Foundry partners with strategic partners for related technologies such as voice over IP so that we can sustain our focus on high-performance networking infrastructure.

Performance.   Our products provide a high level of performance and a non-blocking architecture across multiple types of networks. A non-blocking architecture allows all users attached to the switch to access the network simultaneously without any negative impact on performance. We believe we currently offer the highest performing, non-blocking switches in the market. The performance of our products allows enterprises and service providers to build highly reliable networks that support unpredictable traffic flows, bandwidth-intensive applications and dynamic end-user needs. This high performance can be measured in terms of our products’ ultra-low latency and wire-speed throughput. This is a crucial element needed for new applications such as voice over IP and streaming media.

Intelligence.   Our products provide the intelligence required to transport unpredictable traffic and bandwidth-intensive applications, improving the performance, reliability and manageability of networks. Our products direct traffic using information about the application and end-user, enabling enterprises, web-based businesses, and Internet service providers to control information delivery and realize benefits such as increased revenue through application-based or availability-based service fees.

High Availability.   Our products provide basic and advanced features to deliver greater packet level security and control, increased levels of reliability with expanded fault tolerance, and better visibility for streamlined network management. With our products, customers can plan and build more flexible networks that can complement and bolster user productivity gains. Our products have been independently tested by Mier Communications and the Tolly Group and found to offer superior availability and reliability.

Competitive Price Points.   Our products are designed to offer superior performance and network intelligence capabilities at competitive price points. Unlike low-priced switches that provide limited functionality, our products offer customers higher value for their networking equipment investment by providing a comprehensive feature set while maintaining low price points.

Investment Protection.   Our products incorporate a uniform hardware architecture that is compatible with all major existing network products without loss of performance or functionality. Our switching and routing features are standards-based. Our architecture supports all forms of Gigabit Ethernet (fiber and copper) and the standard for 10 Gigabit Ethernet. As a result, our customers can integrate our products into their networks without an extensive and expensive replacement of their existing network components.

Strategy

Our objective is to be a leading provider of next-generation, high-performance network solutions. We intend to achieve this objective by providing a broad suite of the most cost-effective, highest-performing network switching products for enterprises and service providers. Key elements of our strategy include:

Continue to Deliver Products that Meet the Needs of the High-End Switching Segment.  Foundry’s high-performance Ethernet switches have met with both commercial success and high-levels of customer satisfaction. Foundry will continue to grow our product offerings to meet customer business needs with a full range of networking products. We will continue to grow our high-end enterprise and service provider switch portfolio to meet the needs for greater bandwidth, more flexible interfaces, advances in Internet networking protocols, and enhanced security. This commitment has been demonstrated by our introduction of JetCore™ ASICs, Gigabit over Copper, and second-generation 10 Gigabit Ethernet products. We intend to continue to offer value-added feature sets that provide for redundancy, ease of use and management of the network, yielding a higher return on investment coupled with a decreasing total cost of ownership.

We have successfully introduced products that implement solutions in four strategic areas and we intend to continue to enhance our product portfolio in these areas:

•         10 Gigabit Ethernet - Foundry was the first to deliver a Layer 3 10 Gigabit Ethernet product and we continue to be the market share leader. We intend to develop additional 10 Gigabit Ethernet products and expect that 10 Gigabit Ethernet will accelerate the adoption of Ethernet in the LAN, MAN, and WAN.

•         Gigabit over Copper - Foundry introduced new Gigabit Ethernet over Copper products in 2002 and we intend to continue developing products for this growing market.

•         Internet Protocol version 6 (IPv6) - We believe this is a growing market. Foundry has supported IPv6 with a phased-implementation approach. We intend to pursue this implementation by bringing new products to the market and providing products that assist with the migration to IPv6.

•         Voice over Internet Protocol (VoIP) - Over time, we believe network convergence will bring together the voice and data networks within most enterprise accounts. In March 2003, we introduced a family of Power over Ethernet products designed to enable VoIP convergence. We intend to develop additional products designed to capitalize on the VoIP market opportunity.

•         Security - In this era of heightened attention to security and reliability, there is a corresponding increase in the need to secure networks. Foundry provides advanced functionality for protection of the network infrastructure with IronShield™ Security built into all Foundry products. We believe our existing security offerings differentiate us from our competitors and we intend to further strengthen our security offerings.

Continue to Expand our Metro Router Capabilities to Address this Growing Market and Deliver a New Level of Price/Performance to the Service Providers.   Foundry will continue to bring new features and functionality to our Metro router platform and add to our product offering by incorporating leading-edge features. These new enhancements include features such as MPLS (Multi-Protocol Label Switching), and VPLS (Virtual Private LAN Services). We provide a wide range of features for both MPLS and Layer 2 Metro architectures with industry-leading scalability and reliability. We were the first to deliver Layer 3 10 Gigabit Ethernet and we intend to pursue further innovation that will expand our leadership.

Continue to Leverage our Product Capabilities to Address Emerging Markets.   This includes metropolitan area networking (MAN), Gigabit Ethernet storage area networking (SAN), voice over IP (VoIP), and content distribution networks. As noted above, the key advantages of Gigabit Ethernet, such as price, simplicity, ease of use, will allow this technology to migrate into many new adjacent markets over time. Foundry’s strategy is to position the company to benefit from the acceptance of Gigabit Ethernet in such environments as MAN, SAN, VoIP, and content distribution. To accomplish this, we have added the necessary features and enhancements to our products to provide an ideal solution for these customers. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. This permits us to remain entirely focused on network infrastructure while providing complete solutions to our customers.

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

Provide Superior Technology and Lead the Industry in Innovation.   We intend to provide superior technology, based on price, performance and features, through continual enhancements of existing products and ongoing development of new products that provide higher levels of performance and intelligence. We also intend to pursue cost reduction efforts that will allow us to remain highly competitive while offering customers competitive price points. We intend to ensure that our hardware and software architectures are flexible and extensible and are designed to support new technologies such as 10 Gigabit Ethernet.

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

Deliver World Class Service and Support.   We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to minimize our customers’ network downtime by offering a wide range of service and support programs to meet individual customer needs, including prompt onsite hardware repair and replacement, twenty-four hour, seven days-a-week web and telephone support, parts depots in strategic locations globally, implementation support, pre-sales service, system software and network management software upgrades, and technical documentation updates.

Products

We provide a comprehensive line of networking devices designed to meet the price, performance, reliability, and feature requirements of enterprises and service providers. During 2002 and the first quarter of 2003, Foundry launched many new products to expand and deepen the breadth of our product offerings. These new products address our customers’ networking needs for mid-range network edge products, superior port-density, Gigabit over copper, 10 Gigabit Ethernet, and real-time traffic monitoring. These networking needs are driven by our customers’ business needs for ease of network management, options and alternatives for accommodating growing network traffic, and continued growth in business-to-business communications. These products include Foundry’s:

•          FastIron 400/800/1500 JetCore-Based Chassis System - 4, 8, 15-slot modular chassis system that includes JetScope™, a total network monitoring and accounting solution

•          2-Port 10 Gigabit Ethernet Module - a further expansion of Foundry’s commitment to 10 Gigabit Ethernet

•          EdgeIron 2402CF and 4802CF - competitively priced Layer 2 wiring closet switch

•          24-Port 100BaseFX Modules for Foundry’s FastIron, BigIron, and NetIron - provides superior fiber port density in small form factor

•          ServerIron 100 Series - mid-range ServerIron products with advanced features including Gigabit over copper

•          EdgeIron 24G - competitively priced Gigabit over copper, Layer 2 mid-range switch

•          FastIron 3208RGC - full featured Layer 2/3 modular system, equipped with 32 Gigabit copper 100/1000 auto-sensing ports, 8 mini-GBIC gigabit Ethernet ports, redundant-ready management module, and an expansion slot that can be used for 10 Gigabit Ethernet or other modules

•          FastIron Edge Switch 2402, 4802, and 9604 - a new family of Layer 2, fixed configuration switches, purpose-built to provide superior port-density and upgradeable to full multi-protocol Layer 3 stackable products

•          EdgeIron 10GC2F - competitively priced mid-range Gigabit Ethernet aggregation switch, specifically designed to address the fast-growing Gigabit over copper switch market.

Our product suite can be classified by the solutions each product line offers.

FastIron Enterprise Switches

Foundry’s FastIron family of Layer 2/3 switches offers the widest range of choice for wiring closet and data center applications. The FastIron product family provides excellent port functionality, capacity, and value for enterprise networks. With interchangeable management interface modules, the FastIron family provides superior investment protection, while offering seamless growth, scalability, and performance. With a simple software upgrade, the FastIron switches can provide full Layer 3 capabilities including built-in support for IP,

IPX, AppleTalk, routing information protocol (RIP), and open shortest path first (OSPF). The FastIron family is designed for reliable wiring closet deployments, with support for 4,096 virtual local area networks (VLAN), hot-swappable interface modules and power supplies, and rapid spanning tree (RST) protocol for sub-second convergence.

The product line includes Layer 3 upgradeable 24-, 48-, and 96-port workgroup switches (including built-in Gigabit over copper and mini-GBIC interfaces). These can provide up to 672 10/100 and 8 ports of Gigabit Ethernet simultaneously. A host of new interface modules are available that can scale up to 232 ports of Gigabit Ethernet in a single chassis.

The Foundry FastIron families include:

•          FastIron Layer 2/3 Enterprise Modular Switches (4, 8, & 15-slot chassis)

•          FastIron 4802

•          FastIron Edge Switch 2402/4802/9604 10/100 Switches with Gigabit Ethernet Uplink

•          FastIron 3208RGC Gig-over-Copper

•          FastIron Edge Switch 12G

•          FastIron Edge 2402POE and 4802POE switches with Power over Ethernet

BigIron Layer 3 Backbone Switches

Foundry’s BigIron Layer 3 switches offer 10/100, Gigabit Ethernet and 10 Gigabit Ethernet for leading Layer 2 scalability for Metro, and Layer 3 scalability for ISPs and large enterprise LAN backbones. BigIron switches are powered by Foundry’s feature-rich IronWare operating systems that include extensive security, multicast, and multi-protocol feature sets. With carrier-class redundancy, fine-grain bandwidth management, and wire-speed network monitoring and accounting features, the BigIron is the product of choice for demanding service provider and enterprise environments.

Our BigIron switches allow Metro service providers to build cost-effective Layer 2 and Layer 3 Metro networks based on long-haul Ethernet. This delivers high performance transparent LAN services (TLS) and Internet connectivity to enterprise customers. BigIron switches scale the enterprise LAN backbone connections to allow high performance Gigabit over copper to the server and desktop. With long haul Gigabit Ethernet and mini-GBIC based optics flexibility, BigIron is an ideal choice for connecting enterprise campuses together with high-performance Ethernet to improve employee communications and collaboration.

The Foundry BigIron family includes:

•          BigIron 4000 - 4-slot modular switch

•          BigIron 8000 - 8-slot modular switch

•          BigIron 15000 - 15-slot modular switch

EdgeIron Layer 2 Switches

Foundry’s EdgeIron family of 10/100 and 10/100/1000 Layer 2 switches delivers interface flexibility, wire-speed performance, superior port density, and a complete standard Layer 2 feature set to address the mid-range needs of enterprises. Only 1 rack unit in height, the EdgeIron switches are an excellent choice for wiring closet, small backbone, server farm, and desktop applications in high-performance local area networks. The EdgeIron family features an auto-sensing 100-240V AC power supply, making it simple to deploy in a variety of environments. The AC power supply is optimized for low power consumption. EdgeIron switches have built-in temperature sensors to monitor cooling and alert network operators when the temperature exceeds user-specified levels.

The Foundry EdgeIron family includes:

•          EdgeIron 2402CF and 4802CF - 24 and 48 ports of 10/100, plus 2-ports of Gigabit Ethernet that can be copper or fiber

•          EdgeIron 24G - 24 ports of Gigabit Ethernet over Copper

NetIron Metro Routers

Foundry’s NetIron Metro routers allow Metro and Internet service providers to generate incremental revenue and lower costs with new services based on scalable, packet-switched IP networks. Our NetIron routers offer Internet-strength scalability, network equipment building systems’ (NEBS) Level 3 carrier-class reliability, and industry leading port density in compact, high-performance modular systems. Our NetIron routers, equipped with MetroLink™ interface modules, provide a wide range of media connectivity options, including Packet over SONET/SDH, ATM, 10/100 Mbps Ethernet, long-reach Gigabit Ethernet (up to 150km), and 10 Gigabit Ethernet.

With Foundry’s IronShield™ security including wire-speed extended access control lists (ACL), ASIC-based bandwidth provisioning, and JetScope for scalable network accounting and monitoring, NetIron routers make it easy to build, manage, and provision IP networks. NetIron routers are an ideal platform for building and extending Layer 2 Metro networks using multi-protocol label switching (MPLS), Draft-Martini, and virtual private LAN switching (VPLS) for point-to-point and multi-point secure virtual private networks (VPN).

With 232 Gigabit Ethernet or 14 10 Gigabit Ethernet ports in a compact 15-slot chassis delivering up to 480 Gbps of non-blocking total switching capacity, NetIron routers empower service providers to harness the power of IP networks for new revenue generating services.

The Foundry NetIron family includes:

•          NetIron 400 - 4-slot Metro router

•          NetIron 800 - 8-slot Metro router

•          NetIron 1500 - 15-slot Metro router

•          NetIron 4802 - a 48-port 10/100 Ethernet and 2 ports of Gigabit Ethernet- Layer 3 Switch with support for IPv6

ServerIron Layer 4-7 Traffic Management Switches

Foundry’s ServerIron family of Layer 4-7 web switches is an industry leader in load balancing servers, firewalls, caches, and data centers with high-performance Layer 4 through Layer 7 switching with integrated Layer 2/3 functionalities. Our modular ServerIron products have been the market leader for the past three years. ServerIron switches enable network managers to control and manage today’s growing application, transaction, and e-commerce traffic flows. ServerIron switches improve the availability, scalability, and manageability of servers and firewalls, with IronShield security against multiple forms of denial of service attacks. TrafficWorks IronWare, Foundry’s comprehensive Layer 4-7 traffic management software suite, powers ServerIron switches.

Our ServerIron switches deliver Internet traffic management functions including local and global server load balancing, firewall load balancing, transparent cache switching, application redirection, packet filtering and prioritization, and support for content-based switching such as cookie-, URL-, and SSL Session ID-based switching. ServerIron provides the foundation for high-service availability, disaster recovery, location and server transparency, and backbone cost control.

The Foundry ServerIron families include:

•          ServerIron/XL - Fixed configuration web switch

•          ServerIron 100-series - Fixed configuration web switch with Gigabit over Copper, fiber, or 10/100 ports

•          ServerIron 400 - 4-slot modular switch

•          ServerIron 800 - 8-slot modular switch

IronView Network Manager Software

Foundry’s IronView® Network Manager (INM) software allows today’s networks to run at maximum efficiency by allowing network managers to effectively track and perform configuration changes and software updates and to quickly identify and resolve network failures. Our IronView Network Manager empowers network managers to seamlessly control changes to complex network-wide functions such as access control lists (ACLs), virtual LANs (VLANs), software and configuration updates, and network alarm and event controls. INM dramatically simplifies network provisioning, diagnostics, and resolution, thus reducing total cost of ownership and increasing our customers’ return on investment.

Foundry’s INM also solves one the most important requirements in maintaining a network: documenting the network. Our INM comes with online static and dynamic reports used for auditing software revisions of network devices, asset inventories, and network configuration inventories of items such as MAC addresses, VLANs, and IP addresses. These reports, which can be exported to typical office applications such as spreadsheets, are updated automatically.

Foundry’s JetScope, an integral part of Foundry’s INM, includes support for sFlow (RFC 3176) to deliver hardware-based and real time network traffic monitoring and accounting. Network managers can perform real time fault and performance management, capacity planning, intrusion detection, security policy, and network traffic accounting on all ports from Layer 2 through Layer 7 without any impact to switching and routing performance.

Hardware and Software Architecture

JetCore ASIC

Foundry is a leader in achieving performance breakthroughs with application-specific integrated circuits (ASICs). In June 2001, we introduced JetCore, our third generation ASICs, which builds on our previous success with IronCore™ I and IronCore II ASIC chipsets. In 1997, IronCore I was launched as the first Layer 3 ASIC in the industry. This ASIC provided Layer 2, 3, and 4 access control lists (ACLs) and quality of service (QoS).

IronCore became the foundation for all of Foundry’s products prior to 2002. It allowed us to provide customers with consistent performance, reliability and features, as well as the ability to leverage their networking equipment investment. The IronCore chassis architecture consists of a high-speed data highway that incorporated a backplane and crosspoint switching fabric and supports up to fifteen interface modules. The crosspoint switching fabric allows all lines of communication to intersect with one another. Our implementation of the crosspoint switching fabric includes custom-designed, high speed ASICs that provide throughput of up to 480 Gigabits and 178 million packets per second. This amount of throughput allows each module connected to the switch to support simultaneous communication among all workstations connected to the switch, while all workstations connected to the switch can operate at maximum performance. These features of IronCore allow enterprises, web-based businesses, and Internet service providers to have dedicated access to the network at any time, using any application at the maximum speed.

JetCore extends Foundry’s proven expertise in ASIC design and innovation. JetCore compliments IronCore by providing bandwidth management on-demand, advanced Layer 2 and 3 features, enhanced QoS, jumbo frames, and new network management features and functions. The JetCore ASIC also integrates sFlow, an Internet Engineering Task Force (IETF) draft standard for network traffic monitoring and accounting. JetCore is backward compatible to IronCore.

With Foundry’s JetCore-powered switching and routing products, we deliver leading network monitoring and traffic accounting capabilities, including accurate network traffic accounting, from Layer 2 up to Layer 7, integration with industry-leading accounting and billing applications, intrusion detection and full visibility of any network traffic, precise network policing of network traffic everywhere, and identification of network bottlenecks within a network and complete packet header decoding from Layer 2 through Layer 7.

IronWare™ and Internet IronWare Software

As previously mentioned, our products incorporate a uniform hardware architecture. Foundry is able to leverage this hardware architecture with feature and functionality innovations implemented through software.

The ability to provide these enhancements through software affords our customers considerable investment protection. Customers are often able to adopt new technology or migrate to more advanced networking by upgrading their software rather than replacing their hardware. During 2002, Foundry delivered several releases of our IronWare software to implement new industry standards and increase network availability, performance, and security. Also in 2002, Foundry delivered a new operating system release for Foundry’s ServerIron family called TrafficWorks™ IronWare. This release extended the capabilities of the ServerIron product family by enhancing the features and functions for security and high-availability.

Sales and Marketing

Our sales strategy includes a domestic and international field sales organization, domestic and international resellers, OEM relationships, and marketing programs.

Domestic field sales.   Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization also works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2002, our domestic sales organization consisted of 166 sales representatives and systems engineers.

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

International sales.   Internationally, product fulfillment and first level support is provided by resellers and integrators. Our international resellers include Mitsui in Japan, Samsung in Korea, Shanghai Gentek and GTI in China, Spot Distribution in the United Kingdom, and Pan Dacom and GE Compunet in Germany. As of December 31, 2002, our international field organization included 82 sales representatives and system engineers who conduct sales, marketing, and support activities. Our sales organization abroad establishes and maintains direct relationships with resellers, integrators and end-users. Foundry’s export sales represented 38%, 35%, and 30% of net revenues in 2002, 2001, and 2000, respectively. In 2002, one customer, Mitsui in Japan, accounted for 11% of our revenues. Outside of the United States, one country, Japan, accounted for 11% of our revenues in 2002. No customer individually accounted for greater than 10% of our revenues in 2001 or 2000. We intend to expand our international presence through additional personnel and through the addition of key resellers and integrators.

OEM/Co-Branding.   We have OEM/Co-Branding relationships established with Hewlett-Packard, Hitachi, Lucent, Digital China and NEC. Our OEMs market and sell our products on a private label basis through their worldwide sales forces and also purchase our products for use in their own internal networks. The agreements with our OEMs provide that the OEMs may postpone, cancel, increase or decrease any order prior to shipment without penalty.

Marketing programs.   We have numerous marketing programs designed to inform existing and potential customers, the press, industry standard analyst groups, as well as resellers and OEMs, about the capabilities and benefits of our company and products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars and Webcasts, participation in independent third-party product tests, presentations, and our web site.

Customer Service and Support

Throughout the past year, Foundry has maintained its leadership in customer service by increasing the scope and coverage of its global customer service offerings.

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

We provide all customers with our standard, limited one-year hardware and 90-day software warranty. We also have four levels of customer service offerings to meet specific support needs called Titanium, Gold, Silver, and Bronze. Our Titanium service program provides the most comprehensive support and includes advance hardware replacement within 4 hours delivered by a trained technician for on-site support. The Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. Our Gold program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. Our Silver service program is tailored for customers who typically purchase spares inventory as a part of their overall contingency plan. The Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.

Foundry is committed to excellence in customer satisfaction worldwide. In 2002, we launched two new service programs in partnership with our resellers. In the European Union and Japan, we provide our Partner Support Advantage program for qualified resellers. In other countries outside of North America, qualified resellers may enroll in the Partner Support Essential program. These programs establish our resellers as the first-line of customer support. Resellers must meet eligibility requirements including personnel that have earned the Foundry Networks Certified Network Engineering designation. Resellers have 24 by 7 by 365 access to Foundry Technical Assistance Center, software updates and upgrades, and advance hardware replacement. Customers benefit from local technical support with global resources always available.

We have regional Centers-of-Excellence in San Jose, Boston, New York, Chicago, Denver, Herndon, Irvine, London, Hong Kong, Toronto and Tokyo. These Centers of Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. The Centers of Excellence are fully equipped to demonstrate Foundry’s award-winning, high-performance product lines including NetIron Metro routers, BigIron Layer 3 switches, FastIron Enterprise switches, and ServerIron Layer 4-7 traffic management switches. They also support interoperability testing, provide hands-on training for customers, and showcase Foundry’s end-to-end LAN, MAN and WAN solutions. These Centers of Excellence allow Foundry to deliver superior customer service to our customers and expand service offering to the rapidly growing worldwide installed base.

Manufacturing

We operate under a modified “turn-key” process utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. We maintain control and procurement responsibility for all proprietary components. All designs, documentation, selection of approved suppliers, quality control, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance of subassemblies and the performance of final assembly and test. Our manufacturing process also includes the configuration of hardware and software in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and “burn-in” procedures, as well as comprehensive inspection and testing to assure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of delivered products to customers. We have selected this approach to ensure our ability to respond to rapid growth and sudden market shifts.

We currently have three manufacturing partners. Celestica, located in San Jose, California, and Flash Electronics in Fremont assemble and test printed circuit boards. Sanmina, also located in San Jose, assembles and tests printed circuit boards and our backplane products. All three companies are ISO certified and have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Any interruptions in the operations of these manufacturing partners or delays in their shipment of products could negatively impact our ability to meet scheduled product deliveries to our customers. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry is contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers.

We design all ASICs, printed circuit boards and sheet metal while working closely with semiconductor partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and controlled by use of an “Approved Vendor Listing” that must be followed by our sources. We perform extensive testing of all of our products including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see “Risk Factors—Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders” for a review of certain risks associated with our manufacturing operations.

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

Backlog

Our backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by the customers. Although we believe that the backlog orders are firm, orders may be cancelled by the customer without penalty. For this reason, we believe that our backlog at any given date is not a reliable indicator of future revenues.

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

Our research and development operation involves parallel development activities that utilize both custom and commercial silicon which enables us to quickly bring new products and features to market. We are currently developing new switching solutions that provide new levels of performance, scalability and functionality for the LAN, MAN and LAN/WAN. We also have engineering efforts focused on cost reduction. We had 153 engineers at the end of 2002 compared to 135 engineers at the end of 2001 and 89 in 2000. Our research and development expenses were $34.9 million in 2002, $33.9 million in 2001 and $27.5 million in 2000, or 11.6%, 10.9% and 7.3% of net revenues, respectively.

Competition

We believe that we perform favorably in the key competitive factors that impact our markets, including technical expertise, pricing, new product innovation, product features, service and support, brand awareness and distribution. Our products have won numerous awards. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts and through the continued implementation of cost reduction efforts. However, our market is still evolving and we may not be able to compete successfully against current and future competitors.

The market in which we operate is highly competitive. Cisco Systems maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces the margins and therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete. We believe that our technology and the purpose-built features of our products make them unique and allow us to compete effectively against Cisco and other competitors. Although we believe that we are currently among the top providers of networking solutions, we cannot assure you that we will be able to compete successfully against Cisco, currently the market leader in network infrastructure solutions.

In addition to Cisco, we compete with other companies, such as Extreme Networks, Juniper Networks, Riverstone Networks, Nortel Networks, and Enterasys Networks. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and WAN solutions to enterprises and service providers.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, our IronWare software, and certain mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies.

We provide software to customers under license agreements included in the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy, imitate, or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent misappropriation of our technology, particularly in some foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Our industry is increasingly characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the networking market may have extensive patent portfolios.

From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents, and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, the Company filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. The Company is seeking injunctive relief as well as damages. Irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Employees

As of December 31, 2002, we had 584 employees, including 305 in sales and marketing, 153 in engineering, 73 in manufacturing and 53 in general and administrative. None of our employees is represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good.

Foundry Networks is committed to its responsibility to maintain employment practices that promote affirmative action and equal opportunity in hiring, promotions, compensation and employee development without regard to race, color, religion, sex, national origin, age, disability, sexual orientation, marital status or veteran status.

Executive Officers and Directors

The names and ages of our executive officers and directors as of December 31, 2002 are as follows:

Name	Age	Position

Bobby R. Johnson, Jr.	46	President, Chief Executive Officer, and Chairman of the Board of Directors

Lee Chen	49	Vice President, Software Engineering and Quality Assurance

Timothy D. Heffner	53	Vice President, Finance and Administration, and Chief Financial Officer

Karl D. Triebes	36	Vice President, Hardware Engineering

Ken K. Cheng	47	Vice President, Marketing and Product and Program Management

Lawrence L. Akin	54	Vice President of Worldwide Sales

Paul L. Twombly	51	Vice President of Customer Service

Richard W. Bridges	54	Vice President, Manufacturing

Andrew K. Ludwick	57	Director

Alfred J. Amoroso	53	Director

C. Nicholas Keating, Jr.	61	Director

J. Steven Young	41	Director

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

Lee Chen has served as Vice President, Software Engineering and Quality Assurance since October 1999. From June 1996 to September 1999, Mr. Chen served as Director of Software Engineering for Foundry. From January 1995 to February 1996, Mr. Chen was the Vice President of Engineering of OTS, a software consulting company. From August 1993 to December 1995, Mr. Chen was co-founder of Centillion Networks. Mr. Chen holds a M.S. from San Jose State University. On March 1, 2003, Mr. Chen resigned from his role as Vice President and became a senior non-officer employee, with non-management responsibilities similar to that of an academic fellowship.

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

Ken K. Cheng has served as Vice President of Marketing of Foundry since December 1999 and as Vice President of Product and Program Management of Foundry since July 1998. From December 1993 to July 1998, Mr. Cheng was Senior Vice President and Chief Operating Officer of Digital Generation Systems, a network services company. From December 1988 to December 1993, Mr. Cheng was Director of LAN/WAN Internetworking Hardware for Network Equipment Technologies. Mr. Cheng holds a B.S. from Queen’s University and an M.B.A. from Santa Clara University.

Lawrence L. Akin has served as Vice President of Worldwide Sales since October 2002. From April 2001 to September 2002, Mr. Akin was Vice President of Sales for the Americas of Foundry. From November 2000 to March 2001, Mr. Akin served as Vice President of Sales Operations of Foundry. From April 1989 to May 1999, Mr. Akin was Vice President of North American enterprise sales at 3Com Corporation, a computer networking company. From June 1982 to March 1989, Mr. Akin held various sales management positions at ROLM/IBM, a telecommunications company. Mr. Akin holds a B.S. degree from the University of Colorado.

Paul L. Twombly has served as Foundry’s Vice President of Customer Support since April 2001. From October 1999 to May 2001, Mr. Twombly was Senior Vice President of Global Client Services at Nice Systems Ltd., a major worldwide provider of CRM systems. From January 1998 to August 1999, Mr. Twombly was Vice President of Customer Service at Warpspeed Communications, a telecommications company. From April 1990 to January 1998, Mr. Twombly was Vice President of Customer Service at Voysys Corporation, an OEM provider of telecommunications products. Mr. Twombly holds a B.S. degree from Northwestern University.

Richard W. Bridges has served as Foundry’s Vice President of Manufacturing since August 2001. From May 1999 to July 2001, Mr. Bridges was Vice President of Operations for Ramp Networks, a provider of Internet security appliances subsequently acquired by Nokia. From October 1994 to March 1999, Mr. Bridges was Director and subsequently Vice President of Materials Management for Plantronics Inc., a manufacturer of lightweight communications headsets. Mr. Bridges holds a B.S. degree from Stanford University.

Andrew K. Ludwick has served as a member of the Board of Directors of Foundry since May 1999. From September 1995 to October 1997, Mr. Ludwick was Chief Executive Officer of Bay Networks, a networking company. From July 1985 to September 1995, he was founder, President and Chief Executive Officer of SynOptics, an internetworking company. Mr. Ludwick holds a B.A. from Harvard College and an M.B.A. from Harvard Business School.

Alfred J. Amoroso has served as a member of the Board of Directors of Foundry since October 2000. Since July 2002, Mr. Amoroso has also served as President, Chief Executive Officer and Vice Chairman of Meta Group, an information technology research and advisory firm. From October 1999 until its merger with IBM in January 2002, Mr. Amoroso served as President, Chief Executive Officer and a director of CrossWorlds Software, Inc. From May 1997 to October 1999, he served as General Manager of IBM global services Asia Pacific. From 1993 to 1997, he held various other management positions at IBM, including General Manager of the worldwide insurance business unit, General Manager of the North American insurance business unit and President of the insurance consulting practice. Before joining IBM, Mr. Amoroso held various positions at Price Waterhouse, now PricewaterhouseCoopers, from 1985 to 1993 including lead technology partner and partner in charge of the worldwide insurance consulting practice. Mr. Amoroso holds a B.S. in systems engineering and M.S. in operations research from Polytechnic Institute of Brooklyn.

C. Nicholas Keating, Jr. has served as a member of the Board of Directors of Foundry since October 2000. Since October 2000, Mr. Keating has been the President and Chief Executive Officer of IP Infusion Inc., an Internet protocol software development company. He had previously been appointed a member of the Board of Directors of IP Infusion Inc. in July 2000. From February 1999 to January 2001, he was President and Chief Executive Officer of US Search.com Inc., a Web-based supplier of information products and services. From January 1994 to February 1999 he was a business advisor to a number of companies in the networking, software and semiconductor industries. From May 1987 until December 1993, Mr. Keating served as Vice-President of Network Equipment Technologies, a wide area networking company. In addition to IP Infusion, Inc., Mr. Keating also serves as a director of Network Equipment Technologies. Mr. Keating holds a B.A. and M.A. from American University and was a Fulbright Scholar.

J. Steven Young has served as a member of the Board of Directors of Foundry since October 2000. Mr. Young co-founded and has served as the Chairman of the Board of Directors of Found, Inc., an e-infrastructure technology solution provider, since February 1999. Mr. Young also serves as a member of the boards of directors of a number of private companies. From May 1987 to June 2000, Mr. Young was the quarterback of the San Francisco 49ers. Mr. Young holds a B.S and J.D. from Brigham Young University.

Item 2.            Properties

Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 97,000 square feet of space in San Jose, California. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices in the following locations:

AMERICAS	EMEA	APAC

San Jose, California	London, England	Tokyo, Japan
Irvine, California	Munich, Germany	Singapore
Salt Lake City, Utah	Paris, France	Hong Kong
Chicago, Illinois	Amsterdam, Netherlands	Sydney, Australia
Fort Lauderdale, Florida	Milan, Italy	Beijing, China
New York City, New York
Herndon, Virginia
Toronto, Canada

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices. Our principal web server equipment and operations are maintained in our corporate headquarters in San Jose, California.

Item 3.            Legal Proceedings

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted Foundry’s motion to dismiss the second amended complaint, but without prejudice and with leave to amend. On July 8, 2002, attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, we filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint (“FAC”) which the Company is in the process of reviewing. The Company anticipates filing a motion to dismiss the plaintiff'’s FAC by the April 7, 2003 deadline. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. Kassin v. Foundry Networks, Inc. et al., No. 01-CV-10640 (SAS) (S.D.N.Y.), related to Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the common stock of the Company from September 27, 1999 through December 6, 2000. The complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss the case were filed on behalf of all the defendants in all of the cases. On February 19, 2003, Judge Scheindlin issued a ruling on the motions. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The court denied the motion to dismiss the claims against the Company alleged under the Securities Act of 1933. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims alleged under the Securities Exchange Act of 1934, Section 10(b), against the Company and one of the individual defendants and dismissed all of the “controlling person” claims alleged under that Act against all of the Foundry Networks individual defendants. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry Networks individual defendants on the basis that those defendants sold the Company’s stock during the class period alleged in the complaint and that those allegations were sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases.

Management believes that the remaining allegations in these class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. However, these litigations are in the preliminary stage, and their outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company was required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

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

Item 4.            Submission Of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.            Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Company’s common stock commenced trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol “FDRY”. As of December 31, 2002, there were approximately 472 holders of record of the common stock. The following table sets forth for the periods indicated, the high and low closing sale prices for the common stock as reported on the Nasdaq National Market.

	High	Low

2002
Fourth quarter	$10.23	$4.44
Third quarter	$9.50	$5.48
Second quarter	$7.44	$4.86
First quarter	$9.30	$5.62

2001
Fourth quarter	$11.59	$6.21
Third quarter	$21.14	$5.80
Second quarter	$22.05	$6.19
First quarter	$23.50	$7.50

Dividend Policy

The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

Unregistered Securities Sold in 2002

The Company did not make any unregistered sales of the Company’s common stock during 2002.

Item 6.            Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues, net	$300,742	$311,176	$377,156	$133,522	$17,039
Cost of revenues	140,192	158,141	134,330	56,612	8,433

Gross margin	160,550	153,035	242,826	76,910	8,606

Operating expenses:
Research and development	34,933	33,947	27,499	9,037	8,797
Sales and marketing	82,924	90,786	67,753	23,142	7,258
General and administrative	14,451	27,185	10,493	4,532	1,589
Amortization of deferred stock compensation	1,071	2,708	6,185	9,463	727

Total operating expenses	133,379	154,626	111,930	46,174	18,371

Income (loss) from operations	27,171	(1,591)	130,896	30,736	(9,765)
Interest income	5,025	8,746	11,235	1,886	413
Write-down of minority investment	—	2,500	—	—	—

Income (loss) before provision for income taxes	32,196	4,655	142,131	32,622	(9,352)
Provision for income taxes	9,659	1,769	54,010	9,750	—

Net income (loss)	$22,537	$2,886	$88,121	$22,872	$(9,352)

Basic net income (loss) per share	$0.19	$0.02	$0.80	$0.42	$(0.35)
Diluted net income (loss) per share	$0.18	$0.02	$0.69	$0.20	$(0.35)
Weighted average shares—basic	119,482	117,360	110,141	54,929	26,976
Weighted average shares—diluted	123,780	125,521	127,131	114,835	26,976

	December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:				(Note 1)
Cash and cash equivalents	$187,719	$98,210	$168,429	$120,378	$4,567
Short-term investments	138,734	176,524	83,816	39,789	—
Working capital	390,543	354,054	339,369	180,508	10,663
Total assets	451,535	412,138	398,466	213,498	19,238
Long-term obligations	—	—	—	—	—
Total stockholders’ equity (deficit)	398,099	361,832	345,016	181,604	(18,926)

______________

(Note 1)         On October 1, 1999, Foundry completed its initial public offering.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the sections entitled “Business—Research and Development,” “Business—Competition,” “Business—Intellectual Property,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors

That May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003. All public reports filed by the Company with the Securities and Exchange Commission are available free of charge on the Company’s website at www.foundrynetworks.com as soon as practicable after we electronically file such reports with the SEC.

Overview

Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers (ISPs). Our product suite includes the NetIron family of Metro routers, FastIron family of Ethernet edge switches, EdgeIron Layer 2 Ethernet switches, BigIron family of Gigabit Ethernet core switches and ServerIron family of Ethernet Layer 4-7 Internet traffic management switches. In June 2001, we introduced a series of new products which incorporate the JetCore ASIC chipset which consists of different ASICs that provide various combinations of 10/100 or Gigabit Ethernet ports to deliver advanced switching and routing functionalities. Built on 0.18 micron technology, the JetCore chipset represents the third major ASIC development from Foundry in a four year span. Purpose-built to meet the feature, performance and scalability needs of the high-bandwidth enterprise, Metro and Internet networks, Foundry’s JetCore chipset is the foundation of Foundry’s next-generation switching and routing platforms.

For the past two years, we have operated in a difficult economic environment, particularly in the U.S., as our customers reduced or deferred spending on capital equipment. For the year ended December 31, 2002, we generated net income of $22.5 million or $0.18 per diluted share on revenues of $300.7 million. These results compare to net income of $2.9 million or $0.02 per diluted share on revenues of $311.2 million in 2001. The 3% decrease in revenues reflects the negative impact of difficult economic conditions on our revenues mitigated, in part, by greater customer acceptance of our new product offerings based on the JetCore ASIC which stabilized the revenue decline we experienced since 2001. Despite slightly lower revenues in 2002, we generated significantly higher net income in 2002 as a result of our efforts to carefully manage our headcount, control discretionary spending, and aggressively manage our accounts receivable and inventories. We completed 2002 with quarter-over-quarter revenue growth and remained profitable throughout 2002 despite the challenging economic environment. The depressed economic conditions and political instability in Asia and the Middle East have created and may continue to create a reluctance by our customers to resume or increase capital spending. Despite the uncertainty of the current business environment, we remain focused on our long-term strategy of maintaining profitability and positive cash flows by focusing on innovation, competitively pricing our products and prudent financial management.

Despite the weak economic environment, Foundry has continued to deliver on its business model, which centers on the introduction of industry leading products and careful expense control. Our execution on this model allowed the Company to improve its financial results on a quarter-over-quarter basis throughout 2002, increasing revenue, and improving gross margins and operating profits. Management remains committed to improving the Company’s financial performance, however, there is no certainty we will be able to maintain or further improve results.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These and other significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Form 10-K.

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

At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While Foundry believes that the warranty accrual is adequate and that the judgment applied is appropriate, such estimates could differ materially from actual warranty costs in the future. If the Company’s actual warranty costs are greater than the accrual, cost of revenues will increase in the future. Foundry also provides a reserve for estimated customer returns. This provision is based on the historical returns, analysis of credit memo data and return policies. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements. If the historical data used by the Company to calculate the estimated sales returns and allowances does not properly reflect future returns, revenue could be misstated.

Support services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements. When support services are sold under multiple element arrangements, the Company allocates revenue to each element based upon its relative fair value and recognizes the revenue for each element when the revenue recognition criteria have been met for each element. Fair value is generally determined based on the price charged when the element is sold separately. Revenue from customer support contracts is deferred and recognized ratably over the contractual period, generally one to five years. A total of $20.2 million of support revenue was deferred on the accompanying balance sheet as of December 31, 2002. Other service revenue for training and installation services is recognized as services are rendered.

Allowance for Doubtful Accounts

We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with us. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

We subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. As of December 31, 2002, the Company was potentially committed to purchase approximately $26.1 million of such inventory. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. For the years ended December 31, 2002 and 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. In the event Foundry is unable to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our net deferred tax assets as of December 31, 2002 and 2001 were $28.6 million and $29.7 million, respectively.

Legal Contingencies

We are subject to the possibility of loss contingencies in the normal course of our business, including those related to intellectual property and securities litigation. A loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We continually reassess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses, and will recognize a liability, if any, for these contingencies based on a careful analysis of each issue with the assistance of outside legal counsel and other experts. For further detail, see Note 3 of Notes to Consolidated Financial Statements for a description of our legal proceedings.

Results of Operations

Net Revenues

The following table shows product and service net revenues for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	Year Ended December 31,

	2002	% of Net Revenues	2001	% of Net Revenues	2000	% of Net Revenues

Net revenues:
Product	$264,998	88%	$281,388	90%	$361,581	96%
Service	35,744	12%	29,788	10%	15,575	4%

Total net revenues	$300,742	100%	$311,176	100%	$377,156	100%

Product net revenues were $265.0 million, $281.4 million, and $361.6 million in 2002, 2001, and 2000, respectively, representing a decrease of 6% in 2002 and a decrease of 22% in 2001. The decreases were the result of reductions to our average selling prices in response to competitive pressures as a result of the continued economic slowdown. These adverse effects continued in 2002, but their effect on product revenues in 2002 were lessened, to an extent, by increased sales volume due to strong customer acceptance of our new JetCore-based product offerings that began shipping in 2002.

Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from providing professional and educational services. Service net revenues were $35.7 million, $29.8 million and $15.6 million and accounted for 12%, 10% and 4% in 2002, 2001 and 2000, respectively. The increases were due to a higher installed base of our networking equipment each year as customers purchased new support contracts associated with their equipment purchases and renewed their maintenance contracts on existing equipment. Customer support contracts range from 1-5 years, but a majority are for one-year periods. Revenues from support contracts are recognized ratably over the service period.

For the year ended December 31, 2002, one customer accounted for greater than 10% of our revenues. Sales to Mitsui in Japan accounted for 11% of our revenues in 2002. For the years ended December 31, 2001 and 2000, no customer accounted for greater than 10% of our revenues. Domestic sales within the United States accounted for 62%, 65%, and 70% in 2002, 2001 and 2000, respectively. Outside of the United States, one country, Japan, accounted for 11% of revenues in 2002. No individual country outside of the United States accounted for greater than 10% of revenues in 2001 or 2000.

Gross Margins

The following table shows gross margins for product and service revenues and the related gross margin percentages for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	Year Ended December 31,

	2002	Gross Margin %	2001	Gross Margin %	2000	Gross Margin %

Gross margins:
Product	$130,350	49%	$131,193	47%	$230,223	64%
Service	30,200	84%	21,842	73%	12,603	81%

Total gross margin	$160,550	53%	$153,035	49%	$242,826	64%

Our cost of product revenues consists primarily of material, labor, manufacturing overhead, warranty costs, and the provision for inventory. Product gross margins were $130.4 million, $131.2 million, and $230.2 million in 2002, 2001, and 2000 or 49%, 47%, and 64% of product net revenues, respectively. The increase in product gross margin as a percentage of product revenues in 2002 was due to lower inventory provisions of $16.4 million in 2002 compared to $24.9 million in 2001 and the mix of products sold. The significant decrease in product gross margin as a percentage of product revenues from 2000 to 2001 was due to a combination of decreased product revenues, as a result of lower average selling prices in response to competitive pressures, and significantly higher inventory provisions in response to the depressed economic environment and a major product line transition in the fourth quarter of 2001. The provision for inventory increased from $13.6 million in 2000 to $24.9 million in 2001, of which $9.3 million was recorded in fourth quarter 2001 to specifically reserve for excess inventories as a result of our product realignment and transition from our IronCore ASICs-based product lines to the new and more powerful products incorporating our next generation JetCore ASICs. During 2002, we physically disposed of $9.2 million of the previously reserved obsolete products as a result of the product transition.

Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include service material costs, labor, and manufacturing overhead. Service gross margins were 84% in 2002 and 73% in 2001, and 81% in 2000. Service gross margin decreased in 2001 due to the write-off of service inventory that was outstanding at customer sites. Many of these customers ceased operations during 2001 due to the economic recession and, as a result, Foundry was unable to recover the service inventory.

Our gross margins have sequentially improved in each quarter of 2002. The rate of gross margin improvement has been and may continue to be adversely affected by heightened price competition, component shortages, increases in material or labor costs, excess, obsolete, and impaired inventory charges, changes in channels of distribution, customer, product and geographic mix, or an increase in product costs. See also “Risk Factors That May Affect Future Results and Market Price of Stock —Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development, sales and marketing, and general and administrative expenses for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	Year Ended December 31,

	2002	% of Net Revenues	2001	% of Net Revenues	2000	% of Net Revenues

Research and Development	$34,933	12%	$33,947	11%	$27,499	7%
Sales and Marketing	$82,924	28%	$90,786	29%	$67,753	18%
General and Administrative	$14,451	5%	$27,185	9%	$10,493	3%

Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses were $34.9 million, $33.9 million and $27.5 million in 2002, 2001 and 2000 or 12%, 11%, and 7% of revenue, respectively. The $1.0 million increase in research and development expenses from 2001 to 2002 was due to an increase in headcount from an average of 118 engineers during 2001 to 147 during 2002 offset by a reduction in prototype expenses as a result of the completion of the development of our next generation JetCore ASICS in 2001. The increase in research and development expenses of $6.4 from 2000 to 2001 was due to headcount increases and increased expenditures on the design and development of new products, in particular, the development of JetCore ASICs in 2001. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $83.0 million, $90.8 million and $67.8 million in 2002, 2001 and 2000 or 28%, 29% and 18% of revenue, respectively. The decrease in absolute dollars from 2001 to 2002 was primarily due to a reduction in the average size of our direct sales force from 289 in 2001 to 249 in 2002. The increase in absolute dollars from 2000 to 2001 was primarily due to increases in the average size of our direct sales force from 205 in 2000 to 289 in 2001, and increased marketing and advertising investments associated with the introduction of new products. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to slightly increase in absolute dollars in 2003 as we initiate additional sales and marketing programs to support our products.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $14.5 million, $27.2 million and $10.5 million in 2002, 2001 and 2000 or 5%, 9% and 3% of revenue, respectively. The increase in absolute dollars in 2001 was primarily due to certain charges such as $2.8 million for the write-down of a note receivable from a stockholder, $1.1 million of costs related to facilities consolidation, and increases in legal and facilities expenses. Included in general and administrative expenses was the provision for doubtful accounts receivable which totaled $344,000 in 2002, $9.1 million in 2001 and $4.7 million in 2000. The increase in the provision during 2001 was due to the adverse impact of the economic recession on our customer base. We expect general and administrative expenses will increase slightly in 2003, compared to 2002.

Amortization of deferred stock compensation.   In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. We recorded no additional deferred stock compensation in 2002 or 2001. Deferred stock compensation is reflected within stockholders’ equity and is being amortized to operations over the respective vesting period of the options. We recorded amortization of deferred stock compensation expense of approximately $1.1 million, $2.7 million and $6.2 million for fiscal 2002, 2001 and 2000, respectively. At December 31, 2002, we had approximately $0.2 million remaining to be amortized in 2003.

Interest income.   Interest income is earned on funds we keep on deposit in interest bearing money market and short-term investment accounts. Foundry had interest income of $5.0 million, $8.7 million and $11.2 million in 2002, 2001 and 2000, respectively. Interest income has decreased due to continually declining interest rates since January 2001. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Write-down of minority investment.   In February 2001, Foundry made a $2.5 million minority investment in a development stage private company, who was also a customer. Total sales to this customer were insignificant. In December 2001, the Company determined that the investment’s decline in fair market value was other than temporary based on certain factors such as the value of the most recent round of financing, market and industry conditions and financial condition of and business outlook for the company. Accordingly, Foundry wrote-down the minority investment in its entirety in the accompanying consolidated statement of income for the year ended December 31, 2001.

Income taxes.   The effective tax rates for each of the years ended December 31, 2002, 2001 and 2000 was 30%, 38% and 38%, respectively. The amounts reflect the federal statutory and state tax rates, offset by research and development tax credits, foreign sales corporation tax benefits, and tax-exempt interest income.

The Company’s income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and amounted to $4.8 million, $10.5 million and $57.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Management believes that the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of December 31, 2002, and 2001.

Liquidity and Capital Resources

At December 31, 2002, Foundry had cash and cash equivalents and short-term investments totaling $326.5 million as compared to $274.7 million at December 31, 2001, an increase of $51.8 million.

Cash provided by operating activities was $48.9 million, $32.6 million and $86.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash provided by operating activities in 2002 consisted of net income of $22.5 million adjusted for non-cash items of $24.9 million, and net cash provided by changes in operating assets and liabilities of $1.5 million. Non-cash items of $24.9 million in 2002 consisted primarily of a provision for inventory of $16.4 million, depreciation of $4.9 million, and the tax benefit from stock option exercises totaling $4.8 million. Cash provided by operating activities in 2001 was comprised of $2.9 million adjusted for non-cash items of $44.2, and net cash used for changes in operating assets and liabilities of $14.5 million. The increase in cash provided by operating activities in 2002 was primarily due to higher net income generated in 2002. The decrease in cash provided by operating activities in 2001 was due to the economic recession which resulted in significantly lower net income of $2.9 million. Cash provided by operating activities of $86.0 million in 2000 was a result of significantly higher net income of $88.1 million, a non-cash tax benefit from stock option exercises of $55.3 million offset by $48.4 million of inventory purchases and an increase in accounts receivable of $44.1 million.

Cash provided primarily by net maturities of short-term investments was $32.8 million in 2002. This compares to cash utilized primarily in the net purchase of short-term investments of $100.5 million and $49.2 million in 2001 and 2000, respectively. The fluctuations in investing activities were due to the shift between the Company’s purchases of short-term investments and cash generated from the maturities of these short-term investments. All investments are classified as held-to-maturity. During 2002, the Company reinvested significantly more of the proceeds from short-term investments into highly liquid cash equivalents rather than into other short-term investments as compared to 2001 and 2000. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Financing activities in 2002 generated $8.1 million of cash, arising from the issuance of common stock to employees through stock option exercises and the employee stock purchase plan. In 2001, we utilized $2.6 million for financing activities, which comprised primarily of $15.0 million used for the repurchase of Foundry common stock in the open market offset by $12.4 million of proceeds from the issuance of common stock to employees. Financing activities in 2000 generated $11.2 million primarily from the issuance of common stock to employees, and to a lesser extent, the collection of stockholder promissory notes.

The following table summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	Greater Than 3 Years

Operating leases	$19,000	$4,500	$10,067	$4,433
Purchase commitments with our contract manufacturers	26,099	26,099	—	—

Total contractual cash obligations	$45,099	$30,599	$10,067	$4,433

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

Recently Issued Accounting Standards

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (SFAS 148) that amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do no expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows. Foundry has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after

December 15, 2002 and are applicable to Foundry’s product warranty liability (see Note 3 below to the Consolidated Financial Statements). Foundry’s adoption of FIN 45 is not expected to have a material impact on its results of operations and financial position.

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Foundry is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Foundry’s adoption of SFAS 146 is not expected to have a significant impact on its operating results and financial condition.

Risk Factors That May Affect Future Results and Market Price of Stock

We may not be able to maintain profitability.

We generated net income of $22.5 million for the year ended December 31, 2002 on revenues of $300.7 million. As of December 31, 2002, we had retained earnings of $116.0 million. When economic conditions improve, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Weak economic and market conditions and geopolitical turmoil may adversely affect our revenues, gross margins and expenses.

Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In the last several years, our operating results have been adversely affected as a result of the overall economic slowdown and reduced capital spending by businesses. We are uncertain about the extent and length of the economic downturn. Additionally, the current political turmoil in many parts of the world, including terrorist and military actions, may continue to weaken the global economy. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results and financial condition.

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

We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time prior to shipment. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the failure to ship products by the end of a quarter may negatively affect our operating results. Our reseller agreements typically provide that the reseller may delay scheduled delivery dates without penalty. Further, our customer purchase orders and reseller agreements sometimes provide that the customer or reseller may cancel orders within specified time frames without significant penalty.

Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you may not be able to rely on the results for any period as an indication of future performance. In the future, our revenue may remain flat, decrease or grow. As a consequence, operating results for a particular quarter are extremely difficult to predict.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and a loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

Sales to our ten largest customers accounted for 37% and 38% of total revenues in 2002 and 2001, respectively. The loss of continued orders from our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

The market for network solutions is intensely competitive. In particular, Cisco Systems Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces the margins and, therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot assure you that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.

We also compete with other companies, such as Extreme Networks, Juniper Networks, Riverstone Networks, Nortel Networks, and Enterasys Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 5% of revenue for each of the years ended December 31, 2002 and 2001. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

The United States government is an increasingly important customer, but there is no guarantee of future contract awards.

As part of the changing economic environment, the United States government has become an increasingly important customer for the networking industry and Foundry in particular. The process of becoming a qualified government vendor takes considerable time and effort, and the timing of contract awards is hard to predict. Our failure to win any significant contract award may have a material adverse effect on our financial results as we increase our dependence on U.S. government sales.

Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products has decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors sometimes lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the recent disruption in the technology sector coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.

Our gross margins may be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provision for inventory. Additionally, our gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to the end user than on sales through resellers or our OEMs. As a result, any significant shift in revenue through resellers or our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.

We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.

We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. In spite of the economic downturn, competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, the Company has historically used stock options to motivate and retain its employees. Some of the proposals currently under consideration by the accounting profession regarding the accounting treatment of stock options could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pervasive Networks and Spot Distribution Ltd. in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China and Samsung in Korea. The failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years.

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

•         potential adverse tax consequences;

•         unexpected changes in regulatory requirements;

•         military conflict and terrorist activities.

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

We purchase several key components used in our products from several sources and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with adequate supplies of key components or the loss of any of our suppliers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition.

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

We subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by Foundry with lead times of up to

6 months. Foundry may be contractually obligated to the purchase of long lead-time component inventory procured by our contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. If actual demand of our products is below the projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. We do not have long-term contracts with these manufacturers.

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

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, our IronWare software, and certain mechanical designs. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

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

The networking industry is increasingly characterized by the existence of a large number of patent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe patent rights claimed by others.

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

In difficult economic times, certain companies often attempt to realize revenues from their patent portfolios by establishing licensing programs. Some of these companies have contacted Foundry regarding a license. Foundry carefully reviews any license requests, but is unwilling to license any technology it does not require for its product portfolio. Any asserted license demand can require considerable effort to review and respond. Moreover, a denial by us of a license request could result in threats of litigation or actual litigation, which, if initiated, could harm our business.

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

We face litigation risks.

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Part I. Item 3 “Legal Proceedings,” and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

There is an ongoing debate among regulators and companies regarding the expensing of stock options. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. As noted above, our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool.

Management beneficially owns approximately 18.9% of our stock; their interests could conflict with yours; significant sales of stock held by them and Foundry’s employees could have a negative effect on Foundry’s stock price.

Foundry’s directors and executive officers beneficially own approximately 18.9% of our outstanding common stock as of December 31, 2002. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our headquarters and contract manufacturers are located in Northern California, an area susceptible to earthquakes. In recent years, the western United States (and California in particular) has experienced episodes of diminished electrical power supply. As a result of these episodes, our contractors’ facilities and certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. As a result of this energy crisis, these contractors may be unable to manufacture sufficient quantities of our products or they may increase their service fees. In addition, since Silicon Valley is an important industrial area for the United States, we may be subject to acts of terrorism, which could cause a material disruption in our operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

Foundry’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline or increase in short-term interest rates would reduce or increase the annualized earnings on our $326.5 million of cash equivalents and short-term investments at December 31, 2002 by approximately $3.3 million. Our investment portfolio as of December 31, 2002 includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity.

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

Item 8.            Consolidated Financial Statements And Supplementary Data

FOUNDRY NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP, Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity as of December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Foundry Networks, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Foundry Networks, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 21, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments described in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Foundry Networks, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As disclosed in Note 2, the Company changed the presentation of revenues and cost of revenues in 2001 and 2000 to conform to the presentation required in 2002 in accordance with Rule 5.03 of Regulation S-X as service revenues exceed 10% of total revenues for the year ended December 31, 2002. We audited the reclassification adjustments that impacted product revenues, cost of product revenues, service revenues, and cost of service revenues. In our opinion, all such adjustments and disclosures are appropriate and the adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/S/ ERNST & YOUNG LLP

Palo Alto, California January 23, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Foundry Networks Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000, the consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Foundry Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

San Jose, California January 21, 2002

FOUNDRY NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$187,719	$98,210
Short-term investments	138,734	176,524
Accounts receivable, net of allowances for doubtful accounts of $5,833 and $6,648 and sales returns of $1,584 and $1,501 at December 31, 2002 and 2001, respectively	51,896	51,830
Inventories	33,479	43,277
Deferred tax assets	28,560	29,656
Prepaid expenses and other current assets	3,591	4,863

Total current assets	443,979	404,360

Property and equipment:
Computers and related equipment	16,463	11,493
Leasehold improvements	1,620	1,477
Furniture and fixtures	101	214

	18,184	13,184
Less: Accumulated depreciation	(11,804)	(6,868)

Net property and equipment	6,380	6,316

Other long-term assets	1,176	1,462

Total assets	$451,535	$412,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,684	$15,300
Accrued payroll and related expenses	11,748	10,932
Warranty accrual	2,305	2,499
Other accrued expenses	3,597	4,601
Income taxes payable	3,868	1,193
Deferred support revenue	20,234	15,781

Total current liabilities	53,436	50,306

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at December 31, 2002 and 2001; None issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at December 31, 2002 and 2001: Issued and outstanding—121,329 and 119,299 shares at December 31, 2002 and 2001, respectively	12	12
Treasury stock	—	(14,996)
Additional paid-in capital	282,699	284,740
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(231)	(1,302)
Accumulated other comprehensive income	55	351
Retained earnings	116,044	93,507

Total stockholders’ equity	398,099	361,832

Total liabilities and stockholders’ equity	$451,535	$412,138

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Net revenues:
Product	$264,998	$281,388	$361,581
Service	35,744	29,788	15,575

Total net revenues	300,742	311,176	377,156
Cost of revenues:
Product	134,648	150,195	131,358
Service	5,544	7,946	2,972

Total cost of revenues	140,192	158,141	134,330

Gross margin	160,550	153,035	242,826
Operating expenses:
Research and development	34,933	33,947	27,499
Sales and marketing	82,924	90,786	67,753
General and administrative	14,451	27,185	10,493
Amortization of deferred stock compensation	1,071	2,708	6,185

Total operating expenses	133,379	154,626	111,930

Income (loss) from operations	27,171	(1,591)	130,896
Interest income	5,025	8,746	11,235
Write-down of minority investment	—	2,500	—

Income before provision for income taxes	32,196	4,655	142,131
Provision for income taxes	9,659	1,769	54,010

Net income	$22,537	$2,886	$88,121

Basic net income per share	$0.19	$0.02	$0.80

Weighted average shares used in computing basic net income per share	119,482	117,360	110,141

Diluted net income per share	$0.18	$0.02	$0.69

Weighted average shares used in computing diluted net income per share	123,780	125,521	127,131

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Notes Receivable From Stockholders		Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Deferred Stock Compensation			Total Stockholders’ Equity
	Common Stock		Treasury Stock						Retained Earnings		Comprehensive Income

	Shares	Amount	Shares	Amount

BALANCES AT DECEMBER 31, 1999	114,190	$ 11	1,200	$ (4)	$ 191,623	$ (755)	$ (11,771)	—	$ 2,500	$ 181,604
Issuance of common stock under stock plans	4,152	1	—	—	10,552	—	—	—	—	10,553
Exercise of stock options for notes receivable	60	—	—	—	3,270	(3,270)	—	—	—	—
Repayment of notes receivable	—	—	—	—	—	755	—	—	—	755
Repurchase of common stock from terminated employees	(326)	—	—	—	(121)	—	—	—	—	(121)
Deferred stock compensation	—	—	—	—	300	—	(300)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	6,185	—	—	6,185
Reduction in deferred stock compensation	—	—	—	—	(306)	—	306	—	—	—
Tax benefit from stock option exercises	—	—	—	—	57,858	—	—	—	—	57,858
Foreign currency translation adjustments	—	—	—	—	—	—	—	61	—	61	61
Net income	—	—	—	—	—	—	—	—	88,121	88,121	88,121

BALANCES AT DECEMBER 31, 2000	118,076	12	1,200	(4)	263,176	(3,270)	(5,580)	61	90,621	345,016	88,182
Issuance of common stock under stock plans	2,975	—	—	—	12,413	—	—	—	—	12,413
Non-cash compensation expense for terminated Employee	—	—	—	—	265	—	—	—	—	265
Repurchase of common stock from terminated employees	(230)	—	—	—	(45)	—	—	—	—	(45)
Repurchase of common stock in open market	(1,522)	—	1,522	(14,996)	—	—	—	—	—	(14,996)
Issuance of stock repurchased from founder	—	—	(1,200)	4	—	—	—	—	—	4
Amortization of deferred stock compensation	—	—	—	—	—	—	2,708	—	—	2,708
Reduction in deferred stock compensation	—	—	—	—	(1,570)	—	1,570	—	—	—
Write-down of note receivable from stockholder	—	—	—	—	—	2,790	—	—	—	2,790
Tax benefit from stock option exercises	—	—	—	—	10,501	—	—	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	—	—	290	—	290	290
Net income	—	—	—	—	—	—	—	—	2,886	2,886	2,886

BALANCES AT DECEMBER 31, 2001	119,299	12	1,522	(14,996)	284,740	(480)	(1,302)	351	93,507	361,832	3,176
Issuance of common stock under stock plans	2,067	—	—	—	8,253	—	—	—	—	8,253
Repurchase of common stock from terminated employees	(37)	—	—	—	(106)	—	—	—	—	(106)
Issuance of stock repurchased from open market	—	—	(1,522)	14,996	(14,996)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,071	—	—	1,071
Tax benefit from stock option exercises	—	—	—	—	4,808	—	—	—	—	4,808
Foreign currency translation adjustments	—	—	—	—	—	—	—	(296)	—	(296)	(296)
Net income	—	—	—	—	—	—	—	—	22,537	22,537	22,537

BALANCES AT DECEMBER 31, 2002	121,329	$ 12	—	$ —	$ 282,699	$ (480)	$ (231)	$ 55	$116,044	$ 398,099	$ 22,241

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,537	$2,886	$88,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,936	3,858	1,378
Amortization of deferred stock compensation	1,071	2,708	6,185
Provision for allowance for doubtful accounts	344	9,061	4,698
Provision for allowance for sales returns	1,527	3,595	3,734
Inventory provision	16,445	24,864	13,558
Deferred tax assets	1,096	(13,537)	(5,981)
Write-down of minority investment	—	2,500	—
Write-down of note receivable from stockholder	—	2,790	—
Non-cash compensation expense	—	265	—
Tax benefit from stock option exercises	4,808	8,097	55,344
Change in operating assets and liabilities:
Accounts receivable	(1,937)	87	(44,073)
Inventories	(6,647)	(16,548)	(48,408)
Prepaid expenses and other assets	1,558	5,149	(10,134)
Accounts payable	(3,616)	(5,132)	12,875
Accrued payroll and related expenses	816	(198)	6,992
Warranty accrual	(194)	(342)	749
Other accrued expenses	(1,004)	(1,041)	1,629
Income taxes payable	2,675	1,193	(9,925)
Deferred support revenue	4,453	2,376	9,236

Net cash provided by operating activities	48,868	32,631	85,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of minority investment	—	(2,500)	—
Purchases of short-term investments	(295,267)	(354,383)	(190,486)
Maturities of short-term investments	333,057	261,675	146,459
Purchases of property and equipment	(5,000)	(5,308)	(5,148)

Net cash provided (used) by investing activities	32,790	(100,516)	(49,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,253	12,417	10,553
Repurchases of common stock	(106)	(15,041)	(121)
Repayment of notes receivable	—	—	755

Net cash provided (used) by financing activities	8,147	(2,624)	11,187

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,805	(70,509)	47,990
Effect of exchange rate changes on cash	(296)	290	61
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	98,210	168,429	120,378

CASH AND CASH EQUIVALENTS, END OF YEAR	$187,719	$98,210	$168,429

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of common stock for notes receivable	$—	$—	$3,270
Reduction in deferred stock compensation due to employee terminations	—	1,570	306
Cash paid for income taxes, net of refunds	976	1,418	12,169

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         DESCRIPTION OF BUSINESS:

Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers (ISPs). Our product suite includes the NetIron family of Metro routers, FastIron family of Ethernet edge switches, EdgeIron Layer 2 Ethernet switches, BigIron family of Gigabit Ethernet core switches and ServerIron family of Ethernet Layer 4-7 Internet traffic management switches.

2.         SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Foreign Currency Translation

The Company’s consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of stockholders’ equity.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for inventory provisions, product warranty, allowances for doubtful accounts, sales returns, income taxes and depreciation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Cash Equivalents and Short-Term Investments

Foundry considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, government debt securities and cash deposited in checking and money market accounts.

Foundry accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. All of Foundry’s short-term investments are stated at amortized cost and classified as held-to-maturity.

Cash equivalents and short-term investments all mature within one year and consist of the following (in thousands):

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$393	$—	$—	$393
Corporate debt securities	5,000	—	—	5,000
Commercial paper	91,869	—	—	91,869
Government securities	149,415	62	(35)	149,442

	$246,677	$62	$(35)	$246,704

Included in cash and cash equivalents	$107,943	$—	$—	$107,943
Included in short-term investments	138,734	62	(35)	138,761

	$246,677	$62	$(35)	$246,704

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$33,135	$—	$—	$33,135
Commercial paper	58,807	—	—	58,807
Government securities	149,583	127	$(27)	149,683

	$241,525	$127	$(27)	$241,625

Included in cash and cash equivalents	$65,001	$—	$—	$65,001
Included in short-term investments	176,524	127	(27)	176,624

	$241,525	$127	$(27)	$241,625

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Purchased parts	$12,470	$20,305
Work-in-process	17,191	22,706
Finished goods	3,818	266

	$33,479	$43,277

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. The provision reduces inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Provisions for inventory in the amounts of $16.4 million, $24.9 million, and $13.6 million were recorded for the years ended December 31, 2002, 2001, and 2000, respectively. Our inventory provisions increased in 2001 as a result of the economic recession, significantly reduced telecommunications and infrastructure capital spending and a major product transition in the fourth quarter of 2001. We specifically reserved $9.3 million for excess and obsolete inventories in the fourth quarter of 2001 related to the transition from our IronCore ASICs-based products to the new and more powerful products incorporating our next generation JetCore ASIC chipset. During 2002, we physically disposed of $9.2 million of obsolete inventory that was previously reserved in the fourth quarter of 2001 related to the product transition. Total inventory write-offs were approximately $18.9 million in 2002, $8.9 million in 2001, and $4.4 million in 2000. Approximately $6.1 million and $5.2 million of the Company’s purchased parts and work-in-process inventories were consigned to contract manufacturers’ sites as of December 31, 2002 and 2001, respectively.

Concentrations

Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. Specific allowances for bad debts are recorded when Foundry becomes aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Foundry mitigates some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with the Company.

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

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of “ (SFAS 121), a long-lived asset classified as “held for sale” is initially measured at the lower of its carrying amount or fair value less costs to sell. In the period that the “held for sale” criteria is met, the Company recognizes an impairment charge for any initial adjustment of the long-lived asset amount. Gains or losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. To date, charges recorded by the Company for the impairment of long-lived assets have not been significant. The adoption of SFAS 144 did not have a material impact on Foundry’s consolidated financial position, results of operations or cash flows for the year ended December 31, 2002.

Minority Investment in 2001

In February 2001, Foundry made a $2.5 million minority investment in a development stage private company, who was also a customer. Foundry had no sales to this customer during 2002. Sales to this customer during 2001 and 2000 were insignificant. Foundry’s interest in the company is significantly less than 20% and, as such, the Company did not have the ability to exercise significant influence. In December 2001, the Company determined that the investment’s decline in fair value was other than temporary based on a number of factors including the value of the most recent round of financing, general market and industry conditions and the financial condition of and business outlook for the company. Accordingly, Foundry wrote-down the entire minority investment and recorded the expense in the accompanying consolidated statement of income for the year ended December 31, 2001.

Revenue Recognition

General.   Foundry’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Product Revenues.   Revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns. This reserve is based on historical returns, analysis of credit memo data and return policies. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

Service Revenues.   Service revenues consisted primarily of revenue from customer support contracts and, to a lesser extent, professional and educational services. Our suite of customer support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts. Support services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements. When support services are sold under multiple element arrangements, the Company allocates revenue to each element based upon its relative fair value and recognizes the revenue for each element when the revenue recognition criteria have been met for each element. Fair value is generally determined based on the price charged when the element is sold separately. Revenue from support contracts is deferred and recognized ratably over the contractual period, generally one to five years.

Service revenues were $36.2 million, $29.8 million and $15.6 million for 2002, 2001 and 2000 or 12%, 10% and 4% of net revenue, respectively. The increases were due to a larger installed base of our networking equipment as customers purchased new support contracts associated with their equipment purchases and renewed their maintenance contracts on existing equipment. A total of $20.2 million of support revenue was deferred on the accompanying balance sheet as of December 31, 2002. Revenue from training and installation services accounted for less than 1% of total revenue for each of the years ended December 31, 2002, 2001 and 2000.

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” was adopted by Foundry in 1997 and establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

For the year ended December 31, 2002, one customer accounted for greater than 10% of our net revenue. Our reseller, Mitsui in Japan, accounted for 11% our net revenue in 2002. For the years ended December 31, 2001 and 2000, no customer individually accounted for greater than 10% of our net revenue.

Foundry sells to various countries in North and South America, Europe, Asia, and Australia. Foundry’s foreign offices conduct sales, marketing and support activities. Foundry’s export sales represented 38%, 35% and 30% of net revenue in 2002, 2001 and 2000, respectively. Outside of the United States, one country, Japan, accounted for 11% of revenue in 2002. No individual country outside of the United States accounted for greater than 10% of revenue in 2001 or 2000.

Advertising Costs

Foundry expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $3.8 million, $8.3 million and $7.7 million, respectively.

Software Development Costs

Foundry accounts for internally generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which Foundry has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 2002, 2001 and 2000 and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

Computation of Per Share Amounts

Basic and diluted net income per share (EPS) are presented in conformity with SFAS No. 128, “Earnings Per Share” (SFAS 128) for all periods presented. In accordance with SFAS 128, basic EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.Diluted EPS has been calculated assuming the conversion of all potentially dilutive common stock equivalents. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive shares for the years ended December 31, 2002, 2001 and 2000 were 15.7 million, 10.4 million and 942,000 shares, respectively.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income	$22,537	$2,886	$88,121
Basic:
Weighted average shares outstanding	119,861	119,331	116,259
Less: Weighted average shares subject to repurchase	(379)	(1,971)	(6,118)

Weighted average shares used in computing basic EPS	119,482	117,360	110,141

Basic EPS	$0.19	$0.02	$0.80

Diluted:
Weighted average shares outstanding	119,861	119,331	116,259
Add: Weighted average dilutive potential shares	3,919	6,190	10,872

Weighted average shares used in computing diluted EPS	123,780	125,521	127,131

Diluted EPS	$0.18	$0.02	$0.69

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This accounting standard permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Foundry has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Foundry only recognizes compensation expense when options are granted with an exercise price below fair market value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS No. 123. The fair value of these options was estimated using a Black-Scholes option-pricing model.

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net income as reported	$22,537	$2,886	$88,121
Add: Total stock-based compensation expense included in reported net income, net of tax effect	750	1,679	3,835
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(78,677)	(170,614)	(81,596)
Pro forma net income (loss)	(55,391)	(166,049)	10,360
Basic net income per share as reported	0.19	0.02	0.80
Pro forma basic net income (loss) per share	(0.46)	(1.41)	0.09
Diluted net income per share as reported	0.18	0.02	0.69
Pro forma diluted net income (loss) per share	(0.45)	(1.41)	0.08

The weighted average fair value of stock options granted under all stock option plans during 2002, 2001 and 2000 was $3.41, $8.61 and $45.41 per share, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in 2002, 2001 and 2000 was estimated on the grant date using the Black-Scholes model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Foundry’s employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options. The following weighted-average assumptions were used to estimate fair value:

	Stock Option Plan			Employee Stock Purchase Plan

	2002	2001	2000	2002	2001	2000

Average risk free interest rate	3.15%	3.84%	6.23%	2.23%	3.36%	5.41%
Average expected life of option	3.6 years	4 years	4 years	0.5 years	1.3 years	1.9 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	75.0%	111.0%	80.0%	81.1%	111.0%	80.0%

The weighted-average fair value of shares issued under the 1999 Employee Stock Purchase Plan for 2002, 2001 and 2000 were $3.81, $10.63 and $14.92 per share, respectively.

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (SFAS 148) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows. Foundry has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for employee stock options.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002 and are applicable to Foundry’s product warranty liability (see Note 3 below to the

Consolidated Financial Statements). Foundry’s adoption of FIN 45 is not expected to have a material impact on its results of operations and financial position.

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Foundry is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Foundry’s adoption of SFAS 146 is not expected to have a significant impact on its operating results and financial condition.

3.         COMMITMENTS AND CONTINGENCIES:

Product Warranty

We provide all customers with a standard 1 year hardware and 90-day software warranty. Customers can upgrade the standard warranty and extend the warranty for 1-5 years by purchasing any of Foundry’s customer support programs. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability during the period are as follows:

Balance, December 31, 2001	$2,499
Warranties issued	1,537
Settlements made	(1,731)

Balance, December 31 2002	$2,305

Leases

Rent expense under operating leases was $5.3 million, $7.6 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Operating Leases

2003	$4,500
2004	4,033
2005	4,026
2006	2,008
2007	2,051
Thereafter	2,382

Total lease payments	$19,000

Purchase Commitments with Contract Manufacturers

The Company uses contract manufacturers to assemble and test our products. In order to reduce manufacturing lead times and ensure adequate inventories. The Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. As of December 31, 2002, the Company was potentially committed to purchase approximately $26.1 million of such inventory.

Litigation

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint, but without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint (“FAC”) which the Company is in the process of reviewing. The Company anticipates filing a motion to dismiss the plaintiff’s FAC by the April 7, 2003 deadline. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case is now designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The Company and its officers were served with the complaint, only after the maximum 120 days for service allowed under the Federal Rules of Civil Procedure had elapsed. On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint names as defendants, the Company, three of its officers, and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Motions to dismiss the case were filed on behalf of all the defendants in all of the cases. On February 19, 2003, Judge Scheindlin issued a ruling on the motions. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The court denied the motion to dismiss the claims against the Company alleged under the Securities Act of 1933. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims alleged under the Securities Exchange Act of 1934, Section 10(b), against the Company and one of the individual defendants and dismissed all of the “controlling person” claims alleged under that Act against all of the Foundry Networks individual defendants. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry Networks individual defendants on the basis that those defendants sold the Company’s stock during the class period alleged in the complaint and that those allegations were sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases.

Management believes that the remaining allegations in the above referenced class action lawsuits against the Company and its officers are without merit and management intends to contest them vigorously. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages in excess of available insurance, its business could be significantly harmed.

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

4.         INCOME TAXES:

Foundry accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of December 31, 2002 and 2001, components of the Company’s net deferred income tax assets (all current) were as follows (in thousands):

	December 31,

	2002	2001

Deferred Tax Assets:
Accrued vacation pay	$1,425	$1,163
Inventories valuation	11,105	12,217
Warranty	924	999
Accounts receivable valuation	5,452	5,299
Research and development credits	3,677	4,525
Asset write-down	2,120	2,115
Depreciation and other temporary differences	3,857	3,338

Total deferred tax assets	$28,560	$29,656

Management believes that the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of December 31, 2002 and 2001. As of December 31, 2002, the Company’s state tax credit carryforwards for income tax purposes were approximately $3.7 million. $3.3 million can be carried over indefinitely and $0.4 million will expire in years 2009 through 2010.

As of December 31, 2002 and 2001, Foundry had no significant deferred tax liabilities.

The provision for income taxes consists of the following components for the years ended December 31 (in thousands):

	2002	2001	2000

Current
Federal	$7,801	$13,814	$49,069
Foreign	189	218	108
State	560	1,274	10,814

Total	8,550	15,306	59,991
Deferred
Federal	1,201	(11,938)	(5,302)
Foreign and State	(92)	(1,599)	(679)

Total	1,109	(13,537)	(5,981)

Total provision	$9,659	$1,769	$54,010

Income before provision for income taxes consisted of the following (in thousands):

	December 31,

	2002	2001	2000

United States	$31,748	$4,135	$141,819
International	448	520	312

Total	$32,196	$4,655	$142,131

The actual provision for income taxes and the corresponding rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2002		2001		2000

Provision at U.S. statutory rate of 35%	$11,269	35.0%	$1,629	35.0%	$49,746	35.0%
State income taxes, net of federal benefit	1,657	5.1%	(211)	(4.5)%	6,997	4.9%
Research and development credits	(1,895)	(5.9)%	(1,254)	(26.9)%	(2,155)	(1.5)%
Nondeductible deferred stock compensation	424	1.3%	1,176	25.3%	1,757	1.2%
Foreign Sales Corporation benefit	(620)	(1.9)%	(241)	(5.2)%	(2,318)	(1.6)%
Tax exempt interest	(1,126)	(3.5)%	(1,235)	(26.5)%	(814)	(0.6)%
Other	(50)	(0.1)%	1,905	40.8%	797	0.6%

Total	$9,659	30.0%	$1,769	38.0%	$54,010	38.0%

The Company’s income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and amounted to $4.8 million, $10.5 million and $57.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5.         STOCKHOLDERS’ EQUITY:

Preferred Stock

Foundry is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2002 and 2001, no shares of preferred stock were outstanding.

Stock Option Exchange Program

On August 21, 2002, Foundry filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Foundry’s executive officers and directors were not eligible to participate in this program. Under the exchange program, employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant equal to 0.5 times the number of tendered options on or about March 21, 2003. However, participants who elected to exchange any options were also required to exchange any other options granted to him or her in the previous six months. On September 20, 2002, the Company accepted for exchange options to purchase 5,744,500 shares of Foundry common stock. The cancelled options were exchanged for 2,757,100 replacement stock options on March 24, 2003 at an exercise price of $7.76 per share. See Note 7 below for information about this subsequent event.

Stock Repurchase Program

In January 2001, the Board of Directors authorized a stock repurchase program to acquire up to a total of 5.0 million shares of its outstanding common stock in the open market from time to time until January 2002. In October 2001 Foundry repurchased and retired approximately 1,522,000 shares of its common stock for an aggregate purchase price of approximately $15.0 million. Foundry has reserved these shares for issuance to employees under the 2000 Non-Executive Stock Option Plan.

Note Receivable from Stockholder

In May 2000, Foundry allowed an employee to exercise stock options in exchange for a secured promissory note of $3.3 million. The recourse note bears interest at a rate of 6.4% per annum and is due on the earlier of (i) May 25, 2003, (ii) the date of sale of the shares or (iii) termination of employment. In December 2001, the Company wrote-down the note by $2.8 million to reflect the adverse impact of the significant decline in the Company’s stock price on the employee’s ability to sell the vested stock options at a price at or above the exercise price as well as general concerns over the collectibility of the note. The Company determined the fair value of the note was $480,000 based on the fair market value of the Company’s stock in December 2001. Accordingly, the Company recorded compensation expense of $2.8 million on the accompanying consolidated statement of income for fiscal 2001. The note is classified as a reduction of stockholders’ equity.

Common Stock

Foundry had 121,328,862 and 119,298,814 shares of common stock issued and outstanding at December 31, 2002 and 2001, respectively. Included in such outstanding shares are 32,940,000 shares issued to Foundry’s founders in 1996 (the Founders Shares). The Founders Shares vest out of the repurchase option 25% upon issuance, with the balance vesting ratably each month for the 48 months after issuance. As of December 31, 2002, all Founders Shares were fully vested. In June 1999, the Company repurchased 1,200,000 unvested shares from a founder at $0.003 per share. These treasury shares were used for stock option grants to employees in 2002.

In January 1999, Foundry granted 1,059,000 nonstatutory stock options to certain key employees outside of the 1996 Stock Plan at an exercise price of $0.83 per share. The options vest over a four-year period and expire in January 2009. During fiscal 2002 and 2001, 150,000 and 172,585 shares were exercised, respectively. As of December 31, 2002, 300,000 shares were outstanding.

The following shares of common stock have been reserved for future issuance as of December 31, 2002:

1996 Stock Plan	28,803,042
1999 Directors’ Stock Option Plan	3,350,000
1999 Employee Stock Purchase Plan	4,630,839
Nonstatutory stock options to key employees	512,000
2000 Non-Executive Stock Option Plan	3,686,927

40,982,808

1996 Stock Plan

Under Foundry’s 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 63,235,683 shares of common stock to employees and consultants as of December 31, 2002, including those issued as of that date. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of Foundry’s common stock at the date of grant. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of Foundry’s common stock at the date of grant. Options under the Plan have a term of ten years and vest over a vesting schedule determined by the board of directors, generally four years. The number of shares reserved for issuance under the Plan will be increased on the first day of each fiscal year from 2000 through 2009 by the lesser of (i) 5,000,000 shares; (ii) five percent (5%) of the shares outstanding on the last day of the immediately preceding fiscal year; or (iii) such lesser amount of shares as is determined by the Board of Directors.

1999 Directors’ Stock Option Plan

The 1999 Directors’ Stock Option Plan (the Directors’ Plan) was adopted by the board of directors in July 1999. As of December 31, 2002, a total of 3,350,000 shares of common stock have been reserved for issuance under the Directors’ Plan.

Under the Directors’ Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. In June 2002, the directors received their annual grants totaling 300,000 stock options at an exercise price of $18.88 per share. As of December 31, 2002, 1,215,000 options were outstanding at a weighted average exercise price of $47.37 per share.

2000 Non-Executive Stock Option Plan

The 2000 Non-Executive Stock Option Plan (the Non-Executive Plan) was adopted by the board of directors in October 2000. Under the Non-Executive Plan, the Company may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. As of December 31, 2002, a total of 3,686,927 shares of common stock have been reserved for future issuance, of which 1,799,452 shares were outstanding at a weighted average exercise price of $10.61 per share.

The following table summarizes stock option activity under all stock option plans during the three years ended December 31, 2002:

	Options Outstanding	Weighted Average Exercise Price

Balance, December 31, 1999	15,476,708	$4.13

Granted	10,858,400	72.45
Exercised	3,887,378	2.63
Cancelled	(661,187)	28.73

Balance, December 31, 2000	21,786,543	37.71

Granted	10,505,050	11.43
Exercised	(2,525,213)	2.60
Cancelled	(4,305,757)	37.09

Balance, December 31, 2001	25,460,623	30.44

Granted	12,496,950	6.24
Exercised	(1,472,887)	3.00
Cancelled	(9,273,434)	57.14

Balance, December 31, 2002	27,211,252	$11.72

As of December 31, 2002, Foundry had issued an aggregate of 68,005,522 shares of common stock to its employees, including 32,940,000 shares issued to Foundry’s four founders. Of the 68,005,522 shares of common stock issued to employees under all of the Company’s stock option plans, 57,737 shares are subject to repurchase rights at the option of Foundry at $0.83-$59.69 per share upon cessation of the employees’ employment. In 2002, 2001 and 2000, Foundry repurchased 36,769, 230,132 and 326,188 shares, respectively, of unvested common stock from terminated employees at $0.03-$4.50 per share. As of December 31, 2002, an aggregate of 7,005,716 shares were available for future option grants to only employees under all plans.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$0.03-$6.05	6,989,201	7.24	$3.48	4,431,848	$2.70
$6.14-$8.75	11,564,253	9.06	6.66	3,369,720	6.69
$9.76-$14.85	6,040,624	7.97	11.31	4,941,039	11.37
$17.55-$128.00	2,617,174	7.76	57.06	1,694,262	60.30

Total	27,211,252	8.23	$11.72	14,436,869	$13.39

As of December 31, 2001, there were 11,666,251 options exercisable at a weighted average exercise price of $28.09 and as of December 31, 2000, there were 11,214,058 options exercisable at a weighted average exercise price of $4.75.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the board of directors in July 1999. As of December 31, 2002, a total of 4,630,839 shares of common stock were reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year from 2000 through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of Foundry’s outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.

The Purchase Plan enables eligible employees to purchase common stock through payroll deductions, which in any event may not exceed 20% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. During the two purchase periods in 2002, 593,930 shares had been purchased under the Purchase Plan at an average price of $6.45 per share.

Deferred Stock Compensation

In connection with the issuance of certain stock options to employees, Foundry has recorded deferred stock compensation in the aggregate amount of approximately $17.3 million and $0.3 million in 1999 and 2000, respectively, representing the difference between the deemed fair value of Foundry’s common stock for accounting purposes and the exercise price of stock options at the date of grant. We recorded no additional deferred stock compensation in 2002 and 2001. Foundry is amortizing the deferred stock compensation expense over the vesting period, generally four years. For the years ended December 31, 2002, 2001 and 2000, amortization expense was approximately $1.1 million, $2.7 million and $6.2 million, respectively. At December 31, 2002, the remaining deferred stock compensation of approximately $0.2 million will be amortized in 2003. The amortization expense relates to options granted to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. Approximately $1.6 million of deferred stock compensation expense was reversed in 2001 as a result of employee terminations. No such reversals were recorded during 2002.

Equity Compensation Plan Information

The following table summarizes information with respect to shares of Foundry’s common stock that may be issued under the Foundry’s existing equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1996 Stock Plan	23,896,801	$10.13	4,906,241
1999 Employee Stock Purchase Plan	—	$—	4,630,839
1999 Directors’ Stock Option Plan	1,215,000	$47.37	2,135,000

Equity compensation plans not approved by security holders:
2000 Non-Executive Stock Option Plan	1,799,452	$10.62	1,887,475

6.         401(k) PLAN:

Foundry provides a tax-qualified employee savings and retirement plan which entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which was $11,000 in calendar year 2002. Employees age 50 or over may elect to contribute an additional $1,000. The Plan provides for discretionary contributions as determined by the board of directors each year. As of December 31, 2002, Foundry has made no matching or discretionary contributions.

Effective January 1, 2003, employees may elect to reduce their current annual compensation up to the lesser of 100% or the statutorily prescribed limit, which is $12,000 for calendar year 2003. In January 2003, the board of directors approved a matching contribution program whereby Foundry will match dollar for dollar contributed by each employee up to $1,250 per employee for the 2003 calendar year. All matching contributions vested effective January 1, 2003.

7.         SUBSEQUENT EVENT (unaudited):

In connection with the Tender Offer filed on August 21, 2002, the Company granted replacement stock options totaling 2,757,100 shares on March 24, 2003 to employees who relinquished underwater stock options totaling 5,744,500 shares on September 20, 2002 in exchange for a stock option grant equal to 0.5 times the number of tendered options. The replacement stock options were granted with an exercise price equal to the fair market value of Foundry’s stock on March 24, 2003, which was $7.76 per share . In order to receive the replacement stock option grant, an employee was required to remain employed with Foundry or one of its subsidiaries until March 24, 2003. The replacement options vest on a three-year schedule with a six month cliff, meaning 1/6th of the new option shares will vest six months from March 24, 2003, and the remaining shares will vest 1/36th per month for the remaining 30 months. The stock option exchange program did not result in stock compensation expense or variable accounting for replacement awards.

FOUNDRY NETWORKS, INC.

Supplementary Financial Data (Unaudited)

The following tables set forth our consolidated statement of operations data for each of the eight quarters ended December 31, 2002, including such amounts expressed as a percentage of net revenues. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

	(in thousands)
Statement of Operations Data (unaudited):
Revenues, net	$82,551	$88,569	$74,654	$65,403	$62,420	$75,008	$76,596	$86,718
Cost of revenues	38,888	41,318	37,152	40,784	29,841	35,462	35,543	39,346

Gross margin	43,663	47,251	37,502	24,619	32,579	39,546	41,053	47,372
Operating expenses:
Research and development	7,900	8,251	8,436	9,360	8,528	8,855	8,907	8,643
Sales and marketing	24,817	23,266	22,130	20,573	20,590	22,571	18,492	21,271
General and administrative	5,947	5,095	5,290	10,854	3,011	3,351	4,662	3,427
Amortization of deferred stock compensation	1,135	833	592	147	382	306	212	171

Total operating expenses	39,799	37,445	36,448	40,934	32,511	35,083	32,273	33,512

Income (loss) from operations	3,864	9,806	1,054	(16,315)	68	4,463	8,780	13,860
Interest income	2,865	2,304	2,023	1,555	1,475	1,284	1,184	1,082
Write-down of minority investment	—	—	—	2,500	—	—	—	—

Income (loss) before provision for income taxes	6,729	12,110	3,077	(17,260)	1,543	5,747	9,964	14,942
Income tax (expense) benefit	(2,557)	(4,602)	(1,169)	6,559	(494)	(1,724)	(2,959)	(4,482)

Net income (loss)	$4,172	$7,508	$1,908	$(10,701)	$1,049	$4,023	$7,005	$10,460

Basic net income (loss) per share	$0.04	$0.06	$0.02	$(0.09)	$0.01	$0.03	$0.06	$0.19

Diluted net income (loss) per share	$0.03	$0.06	$0.02	$(0.09)	$0.01	$0.03	$0.06	$0.18

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

	(in thousands)
Percentage of Revenue (unaudited):
Revenues, net	100.00%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.1	46.7	49.8	62.4	47.8	47.2	46.4	45.4

Gross margin	52.9	53.3	50.2	37.6	52.2	52.8	53.6	54.6

Operating expenses:
Research and development	9.6	9.3	11.3	14.3	13.7	11.8	11.6	10.0
Sales and marketing	30.0	26.3	29.6	31.5	33.0	30.1	24.1	24.5
General and administrative	7.2	5.8	7.1	16.6	4.8	4.5	6.1	3.9
Amortization of deferred stock compensation	1.4	0.9	0.8	0.2	0.6	0.4	0.3	0.2

Total operating expenses	48.2	42.3	48.8	62.6	52.1	46.8	42.1	38.6

Income (loss) from operations	4.7	11.0	1.4	(25.0)	0.1	6.0	11.5	16.0
Interest income	3.5	2.6	2.7	2.4	2.4	1.7	1.5	1.2
Write-down of minority investment	—	—	—	3.8	—	—	—	—

Income (loss) before provision for income taxes	8.2	13.6	4.1	(26.4)	2.5	7.7	13.0	17.2
Income tax (expense) benefit	(3.1)	(5.2)	(1.6)	10.0	(0.8)	(2.3)	(3.9)	(5.2)

Net income (loss)	5.1%	8.4%	2.5%	(16.4)	1.7%	5.4%	9.1%	12.0%

FOUNDRY NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period

Year ended December 31, 2000:
Allowance for doubtful accounts	1,354	4,698	1,791	4,261
Allowance for sales returns	615	3,734	2,848	1,501

Year ended December 31, 2001:
Allowance for doubtful accounts	4,261	9,061	6,674	6,648
Allowance for sales returns	1,501	3,595	3,595	1,501

Year ended December 31, 2002:
Allowance for doubtful accounts	6,648	344	1,160	5,833
Allowance for sales returns	1,501	1,527	1,444	1,584

______________

(1)       Deductions for allowance for doubtful accounts refers to write-offs and deductions for allowance for sales returns refers to actual returns.

Item 9.            Change in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 24, 2002, the Company’s Board of Directors, upon the recommendation of the audit committee, authorized the termination of Arthur Andersen LLP (“AA”) and the engagement of Ernst & Young LLP.

During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 24, 2002, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

The audit reports of AA on the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer or opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 24, 2002, the Company did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided a copy of the above disclosures to AA. Attached as Exhibit 16.1 is a copy of AA’s letter dated June 25, 2002, stating its agreement with the above statements.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The information regarding the Company’s executive officers and directors is set forth above in Item 1 under the caption “Business—Executive Officers and Directors.” This item also incorporates by reference the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 11.          Executive Compensation

 Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values,” “Change of Control Agreements with Named Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Transactions with Management,” and “Performance Graph” in the Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Incorporated by reference from the information under the captions “Record Date; Voting Securities,” “Common Stock Ownership of Certain Beneficial Owners and Management”, and “Change of Control Agreements with Named Executive Officers” in the Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

 Incorporated by reference from the information under the caption “Transactions with Management” in the Proxy Statement.

Item 14.          Controls and Procedures

Foundry evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Foundry’s principal executive officer and principal financial officer, within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that Foundry’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Foundry in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Foundry’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Form 10-K:

(1)       Consolidated Financial Statements and Report of Independent Auditors and Public Accountants

(2)      Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data—Schedule II—Valuation and Qualifying Accounts.” Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

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

10.1	1996 Stock Plan. (1)

10.2	1999 Employee Stock Purchase Plan. (2)

10.3	1999 Directors’ Stock Option Plan. (3)

10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.7	2000 Non-Executive Stock Option Plan. (5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002. (7)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Notice Regarding Consent of Arthur Andersen LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

(1)      Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)      Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form  S-1 (Commission File No. 333-82577).

(3)      Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form  S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)      Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form  S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)       Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)      Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)      Incorporated by reference from Foundry’s Report on Form 8-K filed on July 3, 2002.

(b)       Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDRY NETWORKS, INC.
By:	/s/ TIMOTHY D. HEFFNER

Timothy D. Heffner Vice President, Finance & Administration, Chief Financial Officer

Date: March 31, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobby R. Johnson Jr. and Timothy D. Heffner, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BOBBY R. JOHNSON, JR.	President. Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2003

(Bobby R. Johnson, Jr.)

/s/ TIMOTHY D. HEFFNER	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

(Timothy D. Heffner)

/s/ ANDREW K. LUDWICK	Director	March 31, 2003

(Andrew K. Ludwick

/s/ ALFRED J. AMOROSO	Director	March 31, 2003

(Alfred J. Amoroso)

/s/ C. NICHOLAS KEATING	Director	March 31, 2003

(C. Nicholas Keating)

/s/ J. STEVEN YOUNG	Director	March 31, 2003

(J. Steven Young)

CERTIFICATIONS

I, Bobby R. Johnson, Jr., certify that:

1.         I have reviewed this annual report on Form 10-K of Foundry Networks, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Bobby R. Johnson, Jr.

Bobby R. Johnson, Jr. Chief Executive Officer and President

CERTIFICATIONS

I, Timothy D. Heffner, certify that:

1.         I have reviewed this annual report on Form 10-K of Foundry Networks, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Timothy D. Heffner

Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Notice Regarding Consent of Arthur Andersen LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002