Form 10-Q
period 2003-03-31
FOUNDRY NETWORKS INC
filed 2003-05-15
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   |X|      No   |_|

As of May 12, 2003, there were 123,134,382 shares of the registrant’s common stock outstanding, par value $0.0001.

FOUNDRY NETWORKS, INC.
TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Income for the Three Months Ended
March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors That May Affect Future Results and Market Price of Stock

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	March 31,	December 31,

	2003	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$172,710	$187,719
Short-term investments	178,605	138,734
Accounts receivable, net of allowances for doubtful accounts of $5,382 and $5,833 and sales returns of $1,724 and $1,584 at March 31, 2003 and December 31, 2002, respectively	65,086	51,896
Inventories	27,774	33,479
Deferred tax assets	28,564	28,560
Prepaid expenses and other current assets	3,692	3,591

Total current assets	476,431	443,979

Property and equipment:	19,278	18,184
Less: Accumulated depreciation	(13,045)	(11,804)

Net property and equipment	6,233	6,380

Other long-term assets	1,188	1,176

Total assets	$483,852	$451,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,680	$11,684
Accrued payroll and related expenses	10,478	11,748
Warranty accrual	2,793	2,305
Other accrued expenses	4,490	3,597
Income taxes payable	10,282	3,868
Deferred support revenue	25,907	20,234

Total current liabilities	67,630	53,436

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at March 31, 2003 and December 31, 2002 ; None issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at March 31, 2003 and December 31, 2002: Issued and outstanding—122,048 and 121,329 shares at March 31, 2003 and December 31, 2002, respectively	12	12
Additional paid-in capital	287,138	282,699
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(109)	(231)
Accumulated other comprehensive income	177	55
Retained earnings	129,484	116,044

Total stockholders’ equity	416,222	398,099

Total liabilities and stockholders’ equity	$483,852	$451,535

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Net revenues:
Product	$81,013	$54,687
Service	10,125	7,733

Total net revenues	91,138	62,420
Cost of revenues:
Product	35,442	28,308
Service	2,061	1,533

Total cost of revenues	37,503	29,841

Gross margin	53,635	32,579
Operating expenses:
Research and development	9,921	8,528
Sales and marketing	19,981	20,590
General and administrative	3,999	3,011
Amortization of deferred stock compensation	122	382

Total operating expenses	34,023	32,511

Income from operations	19,612	68
Interest income	1,065	1,475

Income before provision for income taxes	20,677	1,543
Provision for income taxes	7,237	494

Net income	$13,440	$1,049

Basic net income per share	$0.11	$0.01
Weighted average shares used in computing basic net income per share	121,501	118,742

Diluted net income per share	$0.11	$0.01
Weighted average shares used in computing diluted net income per share	126,740	123,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,440	$1,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,241	1,169
Amortization of deferred stock compensation	122	382
Recovery of allowance for doubtful accounts	-	(222)
Inventory provision	1,268	2,494
Tax benefit from stock option exercises	612	411
Change in operating assets and liabilities:
Accounts receivable	(13,190)	6,854
Inventories	4,438	(3,981)
Prepaid expenses and other assets	(118)	3,926
Accounts payable	1,996	(4,144)
Accrued payroll and related expenses	(1,270)	(1,422)
Other accrued expenses	1,381	(638)
Income taxes payable	6,414	117
Deferred support revenue	5,673	690

Net cash provided by operating activities	22,007	6,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(95,422)	(76,366)
Maturities of short-term investments	55,551	81,678
Purchases of property and equipment	(1,094)	(583)

Net cash (used) provided by investing activities	(40,965)	4,729

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	3,827	2,874

Net cash provided by financing activity	3,827	2,874

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,131)	14,288
Effect of exchange rate changes on cash	122	(400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,719	98,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,710	$112,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three months ended March 31, 2003 and 2002 is unaudited)

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

     2. SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Foundry’s Annual Report on Form 10-K filed with the SEC.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003.

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

     Reclassifications

     Certain items previously reported in specific financial captions have been reclassified to conform with the March 31, 2003 presentation.

     Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, allowances for doubtful accounts and sales returns, inventory provisions, product warranty, income taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined.

     Cash Equivalents and Short-Term Investments

     Foundry considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, corporate and government debt securities, and cash deposited in checking and money market accounts.

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

     Cash equivalents and short-term investments all mature within one year and consist of the following (in thousands):

	March 31, 2003

	Amortized Cost	Gross Unrealized Gaines	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$8,619	$—	$—	$8,619
Corporate debt securities	44,000	—	—	44,000
Commercial paper	97,851	—	—	97,851
Government securities	166,913	61	(28)	166,946

	$317,383	$61	$(28)	$317,416

Included in cash and cash equivalents	$138,778	$—	$—	$138,778
Included in short-term investments	178,605	61	(28)	178,638

	$317,383	$61	$(28)	$317,416

	December 31, 2002

	Amortized Cost	Gross Unrealized Gaines	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$393	$—	$—	$393
Commercial paper	5,000	—	—	5,000
Commercial paper	91,869	—	—	91,869
Government securities	149,415	62	(35)	149,442

	246,677	$62	$(35)	$246,704

Included in cash and cash equivalents	$107,943	—	—	$107,943
Included in short-term investments	138,734	62	(35)	138,761

	$246,677	$62	$(35)	246,704

     Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,

	2003	2002

Purchased parts	$7,758	$12,470
Work-in-process	15,845	17,191
Finished goods	4,171	3,818

	$27,774	$33,479

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reduce inventory to net realizable value. Provisions for inventory in the amounts of $1.3 million and $2.5 million were recorded for the three months ended March 31, 2003 and 2002, respectively.

     Concentrations

     Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing almost exclusively in high quality debt issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. Specific allowances for bad debts are recorded when Foundry becomes aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Foundry mitigates some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with the Company.

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

     Product Revenues. Revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns based on historical returns and our return policy. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

     Service Revenues. Service revenues consisted primarily of revenue from customer support services and, to a lesser extent, installation and training services. Our suite of customer support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts. Support services are offered under renewable, annual fee-based arrangements or as part of multiple element arrangements. When support services are sold under multiple element arrangements, the Company allocates revenue to each element based upon its relative fair value and recognizes the revenue for each element when the revenue recognition criteria have been met for each element. Fair value is generally determined based on the price charged when the element is sold separately. Revenue from support services is deferred and recognized ratably over the coverage period, generally one to five years. Revenue from training and installation services accounted for less than 1% of total revenue in the three months ended March 31, 2003 and 2002.

     Segment Reporting

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” established standards for disclosures about operating segments, products and services, geographic areas and major customers. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance

Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

     For the three months ended March 31, 2003 and 2002, two customers accounted for greater than 10% of our net revenue. One customer, a federal government integrator, accounted for 20% of revenues in the first quarter of 2003 and one customer, a reseller in Japan, accounted for 15% in the first quarter of 2002.

     Foundry sells to various countries in North and South America, Europe, Asia, and Australia. Foundry’s foreign offices conduct sales, marketing and support activities. Foundry’s export sales represented 31% and 46% of revenues for the three months ended March 31, 2003 and 2002, respectively. No individual country outside of the United States accounted for greater than 10% of revenue for the three months ended March 31, 2003 while one country, Japan, accounted for 15% of revenues for the three months ended March 31, 2002.

     Computation of Per Share Amounts

     Basic EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated assuming the conversion of all potentially dilutive common stock equivalents. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common shares for the respective period and therefore, their inclusion would have been anti-dilutive. For the three months ended March 31, 2003 and 2002, anti-dilutive shares were 8.7 million and 18.2 million shares, respectively.

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net income	$13,440	$1,049
Basic:
Weighted average shares outstanding	121,533	119,522
Less: Weighted average shares subject to repurchase	(32)	(780)

Weighted average shares used in computing basic EPS	121,501	118,742

Basic EPS	$0.11	$0.01

Diluted:
Weighted average shares outstanding	121,501	119,522
Add: Weighted average dilutive potential shares	5,239	3,563

Weighted average shares used in computing diluted EPS	126,740	123,085

Diluted EPS	$0.11	$0.01

     Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) permits the use of either a fair value method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided for in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value method provided for under SFAS 123. As permitted by SFAS 123, Foundry has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Foundry only recognizes compensation expense when options are granted with an exercise price below fair market value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123. The fair value of these options was estimated using a Black-Scholes option-pricing model.

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net income as reported	$13,440	$1,049
Add: Total stock-based compensation expense included in reported net income, net of tax effect	79	260
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	$7,492	$21,741

Pro forma net income (loss)	$6,027	$(20,432)

Basic net income (loss) per share:
As reported	$0.11	$0.01
Pro forma	$0.05	$(0.17)
Diluted net income (loss) per share:
As reported	$0.11	$0.01
Pro forma	$0.05	$(0.17)

     Pursuant to the provisions of SFAS No. 123, the estimated compensation expense associated with the Company’s option grants was determined on the grant date using the Black-Scholes model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Foundry’s employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options. The following weighted-average assumptions were used to estimate the fair value of employee stock options granted during the three-month periods ended:

	Stock Option Plans		Employee Stock Purchase Plan

	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Average risk free interest rate	2.07%	3.50%	2.00%	2.45%
Average expected life of option	3.7 years	3.4 years	0.5 years	0.5years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	70%	75%	75%	87%

     Recent Accounting Pronouncements

     Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Provisions of SFAS 149 will be applied prospectively. Foundry does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. The Company believes it does not have any transactions which would be applicable to FIN 46.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock-based compensation arrangements. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Since Foundry has not elected to change to the fair value method of accounting and, therefore does not record compensation expense for stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations, or cash flows. The required interim disclosures are included in Note 2 to the Condensed Consolidated Financial Statements.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002 and are applicable to Foundry’s product warranty liability (see Note 4 below to the Condensed Consolidated Financial Statements). Foundry’s adoption of FIN 45 did not have a material impact on its results of operations and financial position.

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

     3. COMPREHENSIVE INCOME

     Comprehensive income is defined in SFAS No. 130, “Reporting Comprehensive Income,” as the changes in equity of an enterprise except those resulting from stockholder transactions. Components of comprehensive income for the three months ended March 31, 2003 and 2002 were insignificant and comprised only of foreign currency translation adjustments.

     4. COMMITMENTS AND CONTINGENCIES:

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

     Changes in the Company’s product warranty liability during the period are as follows:

Balance, December 31, 2002	$2,305
Liabilities accrued for warranties issued during the period	1,082
Warranty claims settled during the period	(594)

Balance, March 31, 2003	$2,793

     The Company has standard indemnification clauses contained within certain customer contracts which state that the Company indemnifies the parties to whom it sells its products with respect to the Company's product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of March 31, 2003, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

     Purchase Commitments with Contract Manufacturers

     The Company uses contract manufacturers to assemble and test our products. In order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. As of March 31, 2003, the Company was potentially committed to purchase approximately $32.7 million of such inventory.

     Litigation

     In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint, but without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint (“FAC”). On April 7, 2003, the Company filed a motion to dismiss the plaintiff’s FAC. A hearing on the motion has been scheduled for June 13, 2003. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

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

     From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS 5) the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted to reflect the impact of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, the Company has not recorded such provisions in accordance with SFAS 5. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

     5. INCOME TAXES:

     Foundry recorded an income tax provision for the three months ended March 31, 2003 of $7.2 million as compared to $0.5 million for the same period in 2002. The effective tax rates for the three months ended March 31, 2003 and 2002 was 35% and 32%, respectively. These rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

     The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and amounted to $0.6 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

     Management believes that the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of March 31, 2003.

     6. STOCKHOLDERS’ EQUITY:

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

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission (“SEC”). All public reports filed by the Company with the SEC are available free of charge on the Company’s website at www.foundrynetworks.com as soon as practicable after we electronically file such reports with the SEC.

     Overview

     Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products for enterprises, educational institutions, government agencies, web-hosting companies, application service providers (ASPs), electronic banking and finance service providers, and Internet service providers (ISPs). Our product suite includes the FastIron family of Layer 2/3 enterprise switches, the BigIron family of Layer 3 backbone switches, the EdgeIron family of Layer 2 wiring closet switches, the NetIron family of Metro routers, and the ServerIron Layer 4-7 traffic management switches. Throughout 2002, we introduced a series of new products that incorporate the JetCore™ ASIC chipset. JetCore represents the third major ASIC development from Foundry in a four year span. JetCore compliments our IronCore™ ASIC by providing bandwidth management on-demand, advanced Layer 2 and 3 features, enhanced QoS, jumbo frames, and new network management features and functions. The JetCore ASIC also integrates sFlow, an Internet Engineering Task Force (IETF) draft standard for network traffic monitoring and accounting. JetCore is backward compatible to IronCore. Foundry’s products support a wide array of interfaces such as 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the rapidly growing enterprise and service provider markets.

     Foundry completed its first quarter of 2003 with $91.1 million of revenues and net income of $13.4 million. Despite the weak economic environment, Foundry has continued to deliver on its business model, which centers on the introduction of industry leading products and careful expense control. Our execution on this model allowed the Company to improve its financial results on a quarter-over-quarter basis throughout 2002 and in the first quarter of 2003, increasing revenue, and improving gross margins and income from operations. Foundry remains focused on its long-term strategy of maintaining profitability and positive cash flows by focusing on innovation, competitively pricing our products and prudent financial management. Management remains committed to improving the Company’s financial performance, however, there is no certainty we will be able to maintain or further improve results.

     Critical Accounting Policies and Estimates

     The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. These and other significant accounting policies are more fully described in Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2003.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	% of Net Revenues	2002	% of Net Revenues

Net revenues:
Product	$81,013	89%	$54,687	88%
Service	10,125	11%	7,733	12%

Total net revenues	$91,138	100%	$62,420	100%

     Product net revenues were $81.0 million and $54.7 million in the first quarter of 2003 and 2002, respectively, representing an increase of 48%. The increase was due to strong customer acceptance of our next generation JetCore ASIC technology that was introduced in early 2002 and which has contributed to increased sales momentum each quarter. Also, in June 2002, we broadened our product portfolio by adding a new family of fixed configuration switches for enterprise customers, the FastIron Edge Switch. Sales of our FastIron switches have increased significantly since their introduction and contributed to the increase in revenue in the first quarter of 2003, as compared to the same period in 2002. Our sales to the U.S. government were particularly robust in the first quarter of 2003, representing approximately 30% of our product revenues. Historically, sales to the U.S. government have represented less than 20% of our product revenues. If the U.S government reduces budgetary spending or if we are unable to win government contract awards, our revenues and financial results may be harmed.

     Service revenues consist primarily of revenue from customer support services, and to a lesser extent, from providing installation and training services. Service net revenues were $10.1 million and $7.7 million, accounting for 11% and 12% of total revenues for the first quarter of 2003 and 2002, respectively. The increase in absolute dollars was due to increased technical support service initiations and renewals associated with product sales. Customer support service arrangements range from 1-5 years, but the majority are for a one-year period. Revenues from support services are recognized ratably over the service period. A total of $25.9 million and $20.2 million of support revenue was deferred on the accompanying balance sheets as of March 31, 2003 and December 31, 2002, respectively. Deferred support revenue increased $5.7 million due to the initiation of support renewals for 2003.

     For the three months ended March 31, 2003 and 2002, two customers accounted for greater than 10% of our revenues. One customer, a U.S. government integrator, accounted for 20% of our revenues in the first quarter of 2003. In the first quarter of 2002, one customer, a reseller in Japan, accounted for 15% of our revenues. Sales to customers outside of the United States decreased as a percentage of revenues, accounting for 31% and 46% for the three months ended March 31, 2003 and 2002, respectively. The decrease as a percentage of revenues was primarily due to a period-over-period revenue growth of 46% that was fueled primarily by stronger sales to the U.S. government. To a lesser extent, the decrease in export sales as a percentage of revenues was due to stagnant economic conditions in Asia, particularly Japan. Japan accounted for 10% of revenues for the three months ended March 31, 2003, compared to 15% for the same period in 2002.

     Gross Margins

     The following table shows gross margins for product and service revenues and the related gross margin percentages for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	Gross Margin %	2002	Gross Margin %

Gross margins:
Product	$45,571	56%	$26,379	48%
Service	8,064	80%	6,200	80%

Total gross margins	$53,635	59%	$32,579	52%

     Our cost of product revenues consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and the provision for inventory. Product gross margins were $45.6 million and $26.4 million for the three months ended March 31, 2003 and 2002 or 56% and 48% of product revenues, respectively. The increase in product gross margin as a percentage of product revenues in the first quarter of 2003 was primarily due to lower material costs, increased sales of some of our high-end products which carry higher gross margins, and manufacturing efficiencies resulting from increased sales volume. The improvement in gross margins was attributed, to a lesser extent, to lower inventory provisions. Inventory provisions decreased from $2.5 million in the first quarter of 2002 to $1.3 million in the first quarter of 2003.

     Our cost of service revenues consists primarily of costs of providing services under customer support arrangements. These costs include service material costs, labor, and manufacturing overhead. Service gross margins remained unchanged at 80% for the three months ended March 31, 2003 and 2002. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments to our customer support infrastructure.

     Our gross margins have sequentially improved in each quarter since the first quarter of 2002 as our revenues increased each quarter. However, the rate of gross margin improvement has been and may be adversely affected by heightened price competition, component shortages, increases in material or labor costs, excess, obsolete, and impaired inventory charges, changes in channels of distribution, customer, product and geographic mix, or an increase in product costs. See also “Risk Factors That May Affect Future Results and Market Price of Stock—Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

     Research and Development, Sales and Marketing, and General and Administrative Expenses

     The following table shows research and development, sales and marketing, and general and administrative expenses for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	% of Net Revenues	2002	% of Net Revenues

Research and Development	$9,921	11%	$8,528	14%
Sales and Marketing	$19,981	22%	$20,590	33%
General and Administrative	$3,999	4%	$3,011	5%

     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment related to research and development activities. Research and development expenses were $9.9 million and $8.5 million for the three months ended March 31, 2003 and 2002 or 11% and 14% of revenues, respectively. The 16% increase in absolute dollars was due to a 12% increase in the average headcount from the first quarter of 2002 to the first quarter of 2003 and increased prototype expenses associated with the development of our next generation platform. We believe continued investment in product enhancements and new product development is critical to attaining our strategic objectives, and as a result, we expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $20.0 million and $20.6 million for the three months ended March 31, 2003 and 2002 or 22% and 33% of revenues, respectively. The slight decrease in absolute dollars was due to lower advertising expenses incurred in the first quarter of 2003. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to slightly increase in absolute dollars in 2003 as we initiate additional sales and marketing programs to support our products.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $4.0 million and $3.0 million for the three months ended March 31, 2003 and 2002 or 4% and 5% of revenues, respectively. The $1.0 million increase was due to a $0.2 million recovery of bad debt expense in the first quarter of 2002, compared to no bad debt provisions recorded in the first quarter of 2003, and increases in a variety of other general expenses including legal expenses associated with legal matters discussed in Note 4 Commitments and Contingencies. We expect general and administrative expenses will increase slightly in 2003, compared to 2002.

     Amortization of deferred stock compensation

      In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. We recorded no additional deferred stock compensation in 2003, 2002, or 2001. Deferred stock compensation is reflected within stockholders’ equity and is being amortized to operations over the respective vesting period of the options. We recorded amortization of deferred stock compensation expense of approximately $122,000 and $382,000 for the three months ended March 31, 2002 and 2002, respectively. At March 31, 2003, we had approximately $109,000 of deferred stock compensation, which will be fully amortized during the remainder of 2003.

     Interest income

     Interest income is earned on funds we keep on deposit in interest bearing money market and short-term investment accounts. Foundry had interest income of $1.1 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. Interest income decreased due to lower interest rates during the first quarter of 2003 as compared to interest rates during the first quarter of 2002. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

     Income taxes

      We have recorded an income tax provision for the three months ended March 31, 2003 of $7.2 million as compared to $0.5 million for the same period in 2002. The increase in the tax provision was due to significantly higher net income of $13.4 million generated in the first quarter of 2003 compared to $1.0 million in the first quarter of 2002. The effective tax rates for the three months ended March 31, 2003 and 2002 was 35% and 32%, respectively. These tax rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

     Liquidity and Capital Resources

     At March 31, 2003, Foundry had cash and cash equivalents and short-term investments totaling $351.3 million as compared to $326.5 million at December 31, 2002, an increase of $24.8 million.

     Cash provided by operating activities was $22.0 million and $6.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase was primarily a result of significantly higher net income of $13.4 million generated in the first quarter of 2003 as compared to $1.0 million for the same period in 2002. The increase in cash provided by operating activities was also due to a decrease in inventory and increases in income tax payable and deferred support revenue, offset by a significant increase in accounts receivable in the first quarter of 2003.

     Cash utilized in investing activities of $41.0 million was primarily from the net purchase of short-term investments of $39.9 million for the three months ended March 31, 2003. This compares to cash provided from net maturities of short-term investments of $5.3 million for the same period in 2002. During the first quarter of 2003, the Company shifted significantly more cash from money market to short-term investments as compared to the same period in 2002 in order to improve its return on investments. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

     Financing activities generated $3.8 million of cash for the three months ended March 31, 2003, as compared to $2.9 million for the same period in 2002. Cash provided by financing activities for both periods consisted of proceeds from the issuance of common stock to employees through stock option exercises and the employee stock purchase plan.

     The following table summarizes our contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	Greater Than 3 Years

Operating office leases	$18,588	$4,653	$10,015	$3,920
Purchase commitments with our contract manufacturers	32,715	32,715	—	—

Total contractual cash obligations	$51,303	$37,368	$10,015	$3,920

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

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Weak economic and market conditions, geopolitical turmoil, and the SARs epidemic may adversely affect our revenues, gross margins and expenses.

     Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, the current political turmoil in many parts of the world, including terrorist and military actions and the SARs epidemic, may continue to weaken the global economy. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material negative effects on our business, operating results and financial condition. Although we experienced improved sales, gross margins, and profitability on a quarter-over-quarter basis throughout 2002 and in the first quarter of 2003 despite the continued weak economic and capital spending environment, there is no certainty we will be able to maintain or further improve results or ascertain the extent and length of the economic slowdown.

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

     Sales to our ten largest customers accounted for 55% of revenues for the three months ended March 31, 2003 and 37% for the year ended December 31, 2002. The loss of continued orders from our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

     We generated net income of $13.4 million for the quarter ended March 31, 2003 on revenues of $91.1 million and $22.5 million for the year ended December 31, 2002 on revenues of $300.7 million. As of March 31, 2003, we had retained earnings of $129.5 million. In the future, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     In an effort to gain market share and support our customers, we may need to expand our direct sales operation and customer service staff to support new and existing customers. The timing and extent of any such expansion are uncertain in light of the current economic environment. Expansion of our direct sales operation and reseller distribution channels may not be successfully implemented and the cost of any expansion may exceed the revenue generated.

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

     Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 5% of revenues for the three months ended March 31, 2003 and for the year ended December 31, 2002. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

     The United States government is an increasingly important customer, but there is no guarantee of future contract awards.

     As part of the changing economic environment, the United States government has become an increasingly important customer for the networking industry and Foundry in particular. The process of becoming a qualified government vendor takes considerable time and effort, and the timing of contract awards is hard to predict. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to decreased capital expenditures in certain areas. Our failure to win any significant contract award may have a material adverse effect on our financial results as we increase our dependence on U.S. government sales.

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

     Our presence in international markets involves inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

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

  potential adverse tax consequences;

  unexpected changes in regulatory requirements;

  military conflict and terrorist activities;

  and widespread medical epidemics, such as SARs.

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

     Our success and ability to compete are substantially dependent upon our internally developed technology and knowhow. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, our IronWare software, and certain mechanical designs. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

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

     There is an ongoing debate among regulators and companies regarding the expensing of stock options. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. As noted above, our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard.

     Management beneficially owns approximately 14% of our stock; their interests could conflict with yours; significant sales of stock held by them and Foundry’s employees could have a negative effect on Foundry’s stock price.

     Foundry’s directors and executive officers beneficially own approximately 14% of our outstanding common stock as of March 31, 2003. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Foundry’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline or increase in short-term interest rates would reduce or increase the annualized earnings on our $351.3 million of cash equivalents and short-term investments at March 31, 2003 by approximately $3.5 million. Our investment portfolio as of March 31, 2003 includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement in December 2000 of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint, but without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint (“FAC”). On April 7, 2003, the Company filed a motion to dismiss the plaintiff’s FAC. A hearing on the motion has been scheduled for June 13, 2003. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

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

     From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

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

Date: May 14, 2003

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003 /s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr. Chief Executive Officer and President

CERTIFICATIONS

I, Timothy D. Heffner, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Foundry Networks, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003 /s/ Timothy D. Heffner Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer