Form 10-K/A
period 2002-12-31
FOUNDRY NETWORKS INC
filed 2003-06-05
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-26689

__________

FOUNDRY NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0431154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

     2100 Gold Street
P.O. Box 649100
San Jose, California 95164-9100
Website: www.foundrynetworks.com
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 586-1700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

__________

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $666,689,642 as of June 28, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 122,033,038 shares of the registrant’s Common Stock issued and outstanding as of March 24, 2003.

The Registrant hereby corrects two typographical errors which appeared in Item 8, “Consolidated Financial Statements and Supplementary Data,” of its Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003, which errors were as follows:

(A) The second to final sentence of the second paragraph under the heading “1999 Directors’ Stock Option Plan” under Note 5, “Stockholders’ Equity”, of the Consolidated Financial Statements originally read: “In June 2002, the directors received their annual grants totaling 300,000 stock options at an exercise price of $18.88 per share.” This sentence is being amended and restated in its entirety to read, “In June 2002, the directors received their annual grants totaling 240,000 stock options at an exercise price of $6.86 per share.”

(B) The Registrant’s Statement of Operations Data (unaudited) which appears under the heading, “Supplementary Financial Data (Unaudited)” originally stated that the Basic net income per share for the quarter ended December 31, 2002 was $0.19 and that the Diluted net income per share for the quarter ended December 31, 2002 was $0.18. This table is being corrected to state that the Basic net income per share for the quarter ended December 31, 2002 was $0.09 and that the Diluted net income per share for the quarter ended December 31, 2002 was $0.08.

Item 8 is hereby amended and restated solely to reflect the two changes noted above, as follows:

Item 8. Consolidated Financial Statements And Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Directors’ Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. In June 2002, the directors received their annual grants totaling 240,000 stock options at an exercise price of $6.86 per share. As of December 31, 2002, 1,215,000 options were outstanding at a weighted average exercise price of $47.37 per share.

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

	Quarter Ended

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

	(in thousands)
Statement of Operations Data (unaudited):
Revenues, net	$82,551	$88,569	$74,654	$65,403	$62,420	$75,008	$76,596	$86,718
Cost of revenues	38,888	41,318	37,152	40,784	29,841	35,462	35,543	39,346

Gross margin	43,663	47,251	37,502	24,619	32,579	39,546	41,053	47,372
Operating expenses:
Research and development	7,900	8,251	8,436	9,360	8,528	8,855	8,907	8,643
Sales and marketing	24,817	23,266	22,130	20,573	20,590	22,571	18,492	21,271
General and administrative	5,947	5,095	5,290	10,854	3,011	3,351	4,662	3,427
Amortization of deferred stock compensation	1,135	833	592	147	382	306	212	171

Total operating expenses	39,799	37,445	36,448	40,934	32,511	35,083	32,273	33,512

Income (loss) from operations	3,864	9,806	1,054	(16,315)	68	4,463	8,780	13,860
Interest income	2,865	2,304	2,023	1,555	1,475	1,284	1,184	1,082
Write-down of minority investment	—	—	—	2,500	—	—	—	—

Income (loss) before provision for income taxes	6,729	12,110	3,077	(17,260)	1,543	5,747	9,964	14,942
Income tax (expense) benefit	(2,557)	(4,602)	(1,169)	6,559	(494)	(1,724)	(2,959)	(4,482)

Net income (loss)	$4,172	$7,508	$1,908	$(10,701)	$1,049	$4,023	$7,005	$10,460

Basic net income (loss) per share	$0.04	$0.06	$0.02	$(0.09)	$0.01	$0.03	$0.06	$0.09

Diluted net income (loss) per share	$0.03	$0.06	$0.02	$(0.09)	$0.01	$0.03	$0.06	$0.08

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

	(in thousands)
Percentage of Revenue (unaudited):
Revenues, net	100.00%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.1	46.7	49.8	62.4	47.8	47.2	46.4	45.4

Gross margin	52.9	53.3	50.2	37.6	52.2	52.8	53.6	54.6

Operating expenses:
Research and development	9.6	9.3	11.3	14.3	13.7	11.8	11.6	10.0
Sales and marketing	30.0	26.3	29.6	31.5	33.0	30.1	24.1	24.5
General and administrative	7.2	5.8	7.1	16.6	4.8	4.5	6.1	3.9
Amortization of deferred stock compensation	1.4	0.9	0.8	0.2	0.6	0.4	0.3	0.2

Total operating expenses	48.2	42.3	48.8	62.6	52.1	46.8	42.1	38.6

Income (loss) from operations	4.7	11.0	1.4	(25.0)	0.1	6.0	11.5	16.0
Interest income	3.5	2.6	2.7	2.4	2.4	1.7	1.5	1.2
Write-down of minority investment	—	—	—	3.8	—	—	—	—

Income (loss) before provision for income taxes	8.2	13.6	4.1	(26.4)	2.5	7.7	13.0	17.2
Income tax (expense) benefit	(3.1)	(5.2)	(1.6)	10.0	(0.8)	(2.3)	(3.9)	(5.2)

Net income (loss)	5.1%	8.4%	2.5%	(16.4)	1.7%	5.4%	9.1%	12.0%

FOUNDRY NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period

Year ended December 31, 2000:
Allowance for doubtful accounts	1,354	4,698	1,791	4,261
Allowance for sales returns	615	3,734	2,848	1,501

Year ended December 31, 2001:
Allowance for doubtful accounts	4,261	9,061	6,674	6,648
Allowance for sales returns	1,501	3,595	3,595	1,501

Year ended December 31, 2002:
Allowance for doubtful accounts	6,648	344	1,160	5,833
Allowance for sales returns	1,501	1,527	1,444	1,584

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Consolidated Financial Statements and Report of Independent Auditors and Public Accountants

     (2) Financial Statement Schedules

     See “Item 8. Financial Statements and Supplementary Data–Schedule II–Valuation and Qualifying Accounts.” Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)
10.1	1996 Stock Plan. (1)
10.2	1999 Employee Stock Purchase Plan. (2)
10.3	1999 Directors’ Stock Option Plan. (3)
10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)
10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)
10.7	2000 Non-Executive Stock Option Plan. (5)
10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002. (7)
21.1	List of Subsidiaries. (8)
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).
(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).
(7)	Incorporated by reference from Foundry’s Report on Form 8-K filed on July 3, 2002.
(8)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

(b) Reports on Form 8-K.
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDRY NETWORKS, INC.

By:	/s/ Timothy D. Heffner

Timothy D. Heffner Vice President, Finance & Administration, Chief Financial Officer

Date: June 4, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 4, 2003

/s/ Timothy D. Heffner Timothy D. Heffner	Vice President, Finance & Administration, Chief Financial Offcer (Principal Financial and Accounting Officer)	June 4, 2003

/s/ Andrew K. Ludwick Andrew K. Ludwick	Director	June 4, 2003

/s/ Alfred J. Amoroso Alfred J. Amoroso	Director	June 4, 2003

/s/ C. Nicholas Keating C. Nicholas Keating	Director	June 4, 2003

/s/ J. Steven Young J. Steven Young	Director	June 4, 2003

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

Date: June 4, 2003

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

Date: June 4, 2003

/s/ Timothy D. Heffner Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer