Form 10-Q
period 2003-06-30
FOUNDRY NETWORKS INC
filed 2003-08-14
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes |X|   No |_|

As of August 11, 2003, there were 126,773,107 shares of the registrant’s common stock outstanding, par value $0.0001.

FOUNDRY NETWORKS, INC.
TABLE OF CONTENTS

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30, 2003	December 31, 2002

ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$225,574	$187,719
Short-term investments	185,707	138,734
Accounts receivable, net of allowances for doubtful accounts of $4,780 and $5,833 and
sales returns of $1,824 and $1,584 at June 30, 2003 and December 31, 2002, respectively	55,148	51,896
Inventories	25,116	33,479
Deferred tax assets	28,569	28,560
Prepaid expenses and other current assets	3,934	3,591

Total current assets	524,048	443,979

Property and equipment	20,903	18,184
Less: Accumulated depreciation	(14,313)	(11,804)

Net property and equipment	6,590	6,380

Other long-term assets	1,206	1,176

Total assets	$531,844	$451,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,526	$11,684
Accrued payroll and related expenses	14,074	11,748
Warranty accrual	2,040	2,305
Other accrued expenses	4,283	3,597
Income taxes payable	9,510	3,868
Deferred support revenue	29,784	20,234

Total current liabilities	74,217	53,436

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at June 30, 2003 and December 31, 2002; None issued
and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at June 30, 2003 and December 31, 2002:
Issued and outstanding— 124,890 and 121,329 shares at June 30, 2003 and
December 31, 2002, respectively	13	12
Additional paid-in capital	311,801	282,699
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(37)	(231)
Accumulated other comprehensive income	52	55
Retained earnings	146,278	116,044

Total stockholders’ equity	457,627	398,099

Total liabilities and stockholders’ equity	$531,844	$451,535

(1)	Derived from audited consolidated financial statements as of December 31, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues:
Product	$83,444	$65,720	$164,457	$120,407
Service	12,268	9,288	22,393	17,021

Total net revenues	95,712	75,008	186,850	137,428
Cost of revenues:
Product	32,428	34,057	67,870	62,365
Service	2,196	1,405	4,257	2,938

Total cost of revenues	34,624	35,462	72,127	65,303

Gross profit	61,088	39,546	114,723	72,125

Operating expenses:
Research and development	10,045	8,855	19,966	17,383
Sales and marketing	23,415	22,571	43,396	43,161
General and administrative	2,948	3,351	6,947	6,362
Amortization of deferred stock compensation	72	306	194	688

Total operating expenses	36,480	35,083	70,503	67,594

Income from operations	24,608	4,463	44,220	4,531
Interest and other income	1,229	1,284	2,294	2,759

Income before provision for income taxes	25,837	5,747	46,514	7,290
Provision for income taxes	9,043	1,724	16,280	2,218

Net income	$16,794	$4,023	$30,234	$5,072

Basic net income per share	$0.14	$0.03	$0.25	$0.04

Weighted average shares used in computing basic net income per share	123,353	119,523	122,241	118,965

Diluted net income per share	$0.13	$0.03	$0.23	$0.04

Weighted average shares used in computing diluted net income per share	132,609	123,173	129,359	123,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,234	$5,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,509	2,362
Amortization of deferred stock compensation	194	688
Reduction of provision for doubtful accounts	(600)	(222)
Inventory provision	5,655	3,877
Tax benefit from stock option exercises	6,467	411
Change in operating assets and liabilities:
Accounts receivable	(2,652)	2,131
Inventories	2,708	1,422
Prepaid expenses and other assets	(382)	1,681
Accounts payable	2,842	3,785
Accrued payroll and related benefits	2,326	(9)
Income taxes payable	5,642	959
Other accrued liabilities	421	673
Deferred revenue	9,550	985

Net cash provided by operating activities	64,914	23,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,719)	(2,508)
Maturities of short-term investments	139,929	143,719
Purchases of short-term investments	(186,902)	(153,172)

Net cash used in investing activities	(49,692)	(11,961)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock under employee stock plans	22,636	2,877

Net cash provided by financing activity	22,636	2,877

INCREASE IN CASH AND CASH EQUIVALENTS	37,857	14,731
Effect of exchange rate changes on cash	(3)	(427)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,719	98,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,574	$112,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and six months ended June 30, 2003 and 2002 is unaudited)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K, as amended on June 5, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003.

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

     Reclassifications

     Certain items previously reported in specific financial captions have been reclassified to conform with the June 30, 2003 presentation.

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

     Cash equivalents and short-term investments all mature within one year and consist of the following (in thousands):

	June 30, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$19,432	$—	$—	$19,432
Corporate debt securities	52,000	—	—	52,000
Commercial paper	94,864	—	—	94,864
Government securities	151,787	41	(8)	151,820

	$318,083	$41	$(8)	$318,116

Included in cash and cash equivalents	$132,376	$—	$—	$132,376
Included in short-term investments	185,707	41	(8)	185,740

	$318,083	$41	$(8)	$318,116

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$393	$—	$—	$393
Corporate debt securities	5,000	—	—	5,000
Commercial paper	91,869	—	—	91,869
Government securities	149,415	62	(35)	149,442

	246,677	$62	$(35)	$246,704

Included in cash and cash equivalents	$107,943	—	—	$107,943
Included in short-term investments	138,734	62	(35)	138,761

	$246,677	$62	$(35)	246,704

     Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,

	2003	2002

Purchased parts	$8,067	$12,470
Work-in-process	13,204	17,191
Finished goods	3,845	3,818

	$25,116	$33,479

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for Foundry’s products. The Company performs a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, Foundry records adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reduce inventory to net realizable value. Provisions for inventory in the amounts of $4.4 million and $1.4 million were recorded for the three months ended June 30, 2003 and 2002, respectively, and $5.7 million and $3.9 million for the six months ended June 30, 2003 and 2002, respectively.

     Concentrations

     Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing in high quality debt issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary. Sales are typically made to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. Specific allowances for bad debts are recorded when Foundry becomes aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Foundry mitigates some collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with the Company.

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

     Product Revenues. Revenue is generally recorded at the time of shipment when title and risk of loss pass to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns based on historical returns and our return policy. Sales to Foundry’s resellers do not provide for rights of return and the contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

     Service Revenues. Service revenues consisted primarily of revenue from customer support services and, to a lesser extent, installation and training services. Foundry’s suite of customer support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts. Support services are offered under renewable, annual fee-based arrangements or as part of multiple element arrangements. When support services are sold under multiple element arrangements, the Company allocates revenue to each element based upon its relative fair value and recognizes the revenue for each element when the revenue recognition criteria have been met for each element. Fair value is generally determined based on the price charged when the element is sold separately. Revenue from support services is deferred and recognized ratably over the coverage period, generally one to five years. Revenue from training and installation services accounted for less than 1% of total revenue in the three and six months ended June 30, 2003 and 2002.

     Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Foundry is organized and operates as one operating segment, the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches.

     Foundry sells to various countries in North and South America, Europe, Asia, and Australia. Foundry’s foreign offices conduct sales, marketing and support activities. Foundry’s export sales represented 31% and 30% of revenues for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, export sales represented 31% and 38%, respectively. Sales to any individual country outside of the United States represent less than 10% of revenues for the three and six months ended June 30, 2003 and 2002.

     For the three months ended June 30, 2003 and 2002, one customer accounted for 13% and 11% of revenues, respectively. For the six months ended June 30, 2003, one customer accounted for 17% of revenues while no customer accounted for 10% or more of revenues for the same period in 2002. Sales to the U.S. government represented approximately 28% and 29% of our revenues during the three and six months ended June 30, 2003, respectively. During 2002, sales to the U.S. government represented less than 20% of our revenues.

     Computation of Per Share Amounts

     Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated assuming the conversion of all potentially dilutive common stock equivalents. Weighted average dilutive potential common stock includes the dilutive impact of in-the-money stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money stock options are assumed to be used by the Company to repurchase shares. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common shares for the respective period and, therefore, their inclusion would have been anti-dilutive. For the three months ended June 30, 2003 and 2002, anti-dilutive shares were 2.7 million and 17.5 million shares, respectively. For the six months ended June 30, 2003 and 2002, anti-dilutive shares were 7.8 million and 17.8 million shares, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income	$16,794	$4,023	$30,234	$5,072

Basic:
Weighted average shares outstanding	123,353	119,977	122,241	119,582
Less: Weighted average shares subject to repurchase	—	(454)	—	(617)

Weighted average shares used in computing basic EPS	123,353	119,523	122,241	118,965

Basic EPS	$0.14	$0.03	$0.25	$0.04

Diluted:
Weighted average shares outstanding	123,353	119,977	122,241	119,582
Add: Weighted average dilutive potential common stock	9,256	3,196	7,118	3,592

Weighted average shares used in computing diluted EPS	132,609	123,173	129,359	123,174

Diluted EPS	$0.13	$0.03	$0.23	$0.04

     Recent Accounting Pronouncements

     Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Foundry does not expect the adoption of FIN 46 to have a material impact on its operating results or financial condition.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002 and are applicable to Foundry’s product warranty liability (see Note 3 below to the Condensed Consolidated Financial Statements). Foundry’s adoption of FIN 45 did not have a material impact on its results of operations and financial position.

     Revenue Arrangements with Multiple Deliverables

     In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21provides guidance on the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter in fiscal periods beginning after June 15, 2003. Foundry is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial condition.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock-based compensation arrangements. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. As permitted by SFAS 123, Foundry has elected to continue to follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, Foundry only recognizes compensation expense when options are granted with an exercise price below fair market value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. Since Foundry has not elected to change to the fair value method of accounting and, therefore does not record compensation expense for stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations, or cash flows.

     We currently grant stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to employees, directors and consultants of Foundry. Stock options generally vest in increments over four years from the date of grant and have a term of 10 years. We also have an employee stock purchase plan that allows eligible employees to purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions which may not exceed 20% of an employee’s compensation.

     The following table illustrates the effect on reported net income (loss) and earnings (loss) per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income as reported	$16,794	$4,023	$30,234	$5,072
Add: Total stock-based compensation expense included in reported net
income, net of tax effect	47	214	126	482
Deduct: Total stock-based compensation expense determined under fair
value method for all awards, net of related tax effect	(7,517)	(22,385)	(15,053)	(44,766)

Pro forma net income (loss)	$9,324	$(18,148)	$15,307	$(39,212)

Basic net income (loss) per share:
As reported	$0.14	$0.03	$0.25	$0.04
Pro forma	$0.08	$(0.15)	$0.13	$(0.33)
Diluted net income (loss) per share:
As reported	$0.13	$0.03	$0.23	$0.04
Pro forma	$0.07	$(0.15)	$0.12	$(0.32)

     Foundry estimates the fair value of its stock options using the Black-Scholes option valuation model, which is the most commonly used model by companies for purposes of disclosure pursuant to SFAS 123, as amended by SFAS 148. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Foundry’s employee stock options have characteristics significantly different from those of traded shares, and because the changes in the assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not provide a reliable measure of the fair value of the options. The following weighted-average assumptions were used to estimate the fair value of employee stock options granted during the three and six-month periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Average risk free interest rate	1.85%	3.50%	2.03%	3.50%
Average expected life of option	4.0 years	3.8 years	3.7 years	3.5 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	63%	75%	69%	75%

     2. COMPREHENSIVE INCOME

     Comprehensive income is defined in SFAS No. 130, “Reporting Comprehensive Income,” as the changes in equity of an enterprise except those resulting from stockholder transactions. Components of comprehensive income for the three months ended June 30, 2003 and 2002 were insignificant and comprised only of foreign currency translation adjustments.

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

     Changes in the Company’s product warranty liability during the period are as follows:

Balance, December 31, 2002	$2,305
Liabilities accrued for warranties issued during the period	1,421
Warranty claims settled during the period	(737)
Changes in liability for pre-existing warranties during the period (including changes in
estimate)	(949)

Balance, June 30, 2003	$2,040

     Deferred Support Revenue

     Foundry offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from 1-5 years. Foundry has not separated the extended warranty revenues from the routine maintenance service revenues, as it is not practical to do so. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows for the six months ended June 30, 2003;

Deferred support revenue at December 31, 2002	$20,234
New support arrangements	31,560
Recognition of support revenue	(22,010)

Ending balance at June 30, 2003	$29,784

     In the ordinary course of business, the Company enters into contractual arrangements under which Foundry may agree to indemnify the counterparty to such an arrangement from any losses relating to a breach of representations and warranties, a failure to perform certain covenants or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. In addition, Foundry has entered into standard indemnification agreements with each of its directors and officers to indemnify those individuals against claims and losses that might be incurred by those directors and officers as a result of their service to Foundry. No amounts are reflected within the condensed consolidated financial statements as of June 30, 2003 related to these indemnifications.

      Purchase Commitments with Contract Manufacturers

      The Company uses contract manufacturers to assemble and test our products. In order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. As of June 30, 2003, the Company was potentially committed to purchase approximately $32.4 million of such inventory.

      Litigation

     In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation,

Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint, but again without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint. On April 7, 2003, the Company filed a motion to dismiss the plaintiff’s fourth amended complaint. A hearing on the motion took place on June 13, 2003. The Court’s ruling on that motion is currently pending. While the Court’s ruling has been pending, lead plaintiffs filed a motion requesting leave to amend their fourth amended complaint and supplement their opposition to the Company’s pending motion to dismiss. The Court granted plaintiffs’ request. On July 29, 2003, the Company filed an opposition to the plaintiffs’ supplemented complaint and in further support of its motion to dismiss. The Court’s decision on both the motion to dismiss and the supplemental complaint is now pending. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

     A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of its officers (the “Foundry Defendants”), including its Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. No specific damages are claimed. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against the Company and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry individual defendants on the basis that those defendants allegedly sold the Company’s stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. The Company has decided to accept a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     In March 2001, Nortel Networks Corp. (“Nortel”) filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the Company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, the Company filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. The Company is seeking injunctive relief as well as damages.

     In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief as well as unspecified damages. Lucent has also brought suit on the same patents (and one other patent) against one of Foundry’s competitors. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims.

     From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted to reflect the impact of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, the Company has not recorded such provisions in accordance with SFAS 5. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

      4. INCOME TAXES:

     Foundry recorded an income tax provision of $16.3 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate for the six months ended June 30, 2003 was 35% compared to 30% for the same period in 2002. These rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

     The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and amounted to $6.5 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively.

     Management believes that the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing deferred tax assets. Therefore, no valuation allowance was required as of June 30, 2003.

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

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the SEC. All public reports filed by the Company with the SEC are available free of charge on the Company’s website at www.foundrynetworks.com as soon as practicable after we electronically file such reports with the SEC.

      Overview

     Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Ethernet Layer 2 and Layer 3 switches, metro routers and Internet traffic management products for healthcare, financial services, universities, entertainment, government, technology enterprises, as well as metro and Internet service providers. Our product suite includes the FastIron family of Layer 2/3 enterprise switches, the BigIron family of Layer 3 backbone switches, the EdgeIron family of Layer 2 wiring closet switches, the NetIron family of metro routers, and the ServerIron Layer 4-7 traffic management switches. In 2002, we introduced a series of new products that incorporate our JetCore™ ASIC chipset. JetCore represents the third major ASIC development from Foundry in a four year span. JetCore compliments our IronCore™ ASIC by providing bandwidth management on-demand, advanced Layer 2 and 3 features, enhanced quality of service (QoS), jumbo frames, and new network management features and functions. The JetCore ASIC also integrates sFlow, an Internet Engineering Task Force (IETF) draft standard for network traffic monitoring and accounting. JetCore is backward compatible to IronCore. Foundry’s products support a wide array of interfaces such as 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the enterprise and service provider markets.

     In 2003, we introduced a new Terabit capacity architecture. Foundry’s Terathon™ ASIC chipset represents our fourth generation ASIC architecture and will be incorporated into our BigIron MG8™ backbone switch and NetIron 40G™ metro router, which we expect to ship in the second half of 2003. These two new products will be capable of delivering wire-speed performance, sophisticated Layer 2/3 switching and routing capabilities, ultra high reliability and Gigabit Ethernet and 10-Gigabit Ethernet density.

     Foundry completed its second quarter of 2003 with $95.7 million in revenues and net income of $16.8 million, compared to $91.1 million in revenues and net income of $13.4 million in the first quarter of 2003. During the second quarter of 2003, Foundry’s cash and short-term investments increased $60.0 million, from $351.3 million at March 31, 2003 to $411.3 million at June 30, 2003. Despite the weak economic environment, Foundry has continued to deliver on its business model, which centers on the introduction of industry leading products and careful expense control. Our execution on this model allowed the Company to improve its financial results on a quarter-over-quarter basis throughout 2002 and the first two quarters of 2003, increasing revenue, and improving gross margins and income from operations. Although the outlook for the overall economy and the information technology environment continues to be difficult to predict, Foundry remains focused on its long-term strategy of maintaining profitability and positive cash flows by focusing on innovation, competitively pricing our products and prudent financial management. Management remains committed to improving the Company’s financial performance; however, there is no certainty we will be able to maintain or further improve our results.

      Critical Accounting Policies and Estimates

     The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended on June 5, 2003, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2003.

      Results of Operations

      Net Revenues

     The following table shows product and service net revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues

Net revenues:
Product	$83,444	87%	$65,720	88%	$164,457	88%	$120,407	88%
Service	12,268	13%	9,288	12%	22,393	12%	17,021	12%

Total net revenues	$95,712	100%	$75,008	100%	$186,850	100%	$137,428	100%

     Product revenues were $83.4 million and $65.7 million in the second quarter ended June 30, 2003 and 2002, respectively, representing an increase of 27%. For the six months ended June 30, 2003 and 2002, product revenues were $164.5 million and $120.4 million, respectively, an increase of 37%. The increases were due to strong customer acceptance of our next generation JetCore ASIC technology that was introduced in early 2002 and which has contributed to increased sales momentum each quarter. Also, in June 2002, we broadened our product portfolio by adding a new family of fixed configuration switches for enterprise customers, Foundry’s FastIron Edge Switch. Sales of our FastIron switches have increased significantly since their introduction and contributed to the increase in revenue in 2003. Revenue from our FastIron switches increased 70% for the quarter ended June 30, 2003 and increased 95% for the six months ended June 30, 2003, as compared to the same periods in 2002. Our sales to the U.S. government also increased significantly in 2003, representing approximately 28% and 29% of our revenues during the three and six months ended June 30, 2003, respectively. During 2002, sales to the U.S. government represented less than 20% of our revenues. If the U.S government reduces budgetary spending or if we are unable to win government contract awards, our revenues and financial results may be harmed.

     Service revenues consist primarily of revenue from customer support services, and to a lesser extent, from providing installation and training services. Service revenues were $12.3 million and $9.3 million, accounting for 13% and 12% of total revenues for the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003, service revenues were $22.4 million and $17.0 million or 12% of total revenues, respectively. The increases in absolute dollars were due to increased technical support service initiations associated with product sales and support renewals as a result of our growing customer base. Customer support service arrangements range from 1-5 years, but the majority are for a one-year period. Revenues from support services are recognized ratably over the service period. Service revenue will typically experience some variability over time due to various factors such as the timing of technical support service contract initiations and renewals. A total of $29.8 million and $20.2 million of support revenue was deferred on the accompanying balance sheets as of June 30, 2003 and December 31, 2002, respectively. As we continue to grow our customer base and product revenues, we expect that our deferred support revenue will increase as well.

     For the three months ended June 30, 2003 and 2002, one customer accounted for 13% and 11% of our revenues, respectively. For the six months ended June 30, 2003, one customer accounted for 17% of our revenues while no customer accounted for 10% or more of our revenues for the same period in 2002. Sales to customers outside of the United States accounted for 31% and 30% of revenues for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, export sales decreased to 31% from 38%, respectively. The decrease in export sales as a percentage of revenues was primarily due to a year-over-year revenue growth of 36% that was fueled primarily by stronger sales to the U.S. government.

     Gross Margins

     The following table shows gross margins for product and service revenues and the related gross margin percentages for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	Gross Margin %	2002	Gross Margin %	2003	Gross Margin %	2002	Gross Margin %

Gross margins:
Product	$51,016	61%	$31,663	48%	$96,587	59%	$58,042	48%
Service	10,072	82%	7,883	85%	18,136	81%	14,083	83%

Total gross margins	$61,088	64%	$39,546	53%	$114,723	61%	$72,125	52%

     Our cost of product revenues consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and the provision for inventory. Product gross margins were $51.0 million and $31.7 million for the three months ended June 30, 2003 and 2002 or 61% and 48% of product revenues, respectively, and $96.6 million and $58.0 million for the six months ended June 30, 2003 and 2002 or 59% and 48% of product revenues, respectively. The increases in product gross margin as a percentage of product revenues in 2003 were primarily due to lower material costs from our suppliers and other manufacturing cost efficiencies associated with increased sales volume, offset by increased inventory provisions of $4.4 million and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $5.7 million and $3.9 million for the six months ended June 30, 2003 and 2002. The increases in inventory provisions during 2003 were due to increases in the provision for inventory used for demonstration, advance replacement, and depot purposes to accommodate the needs of our growing customer base. As a result of increased demonstration, advance replacement, and depot inventories, we provided increased inventory provisions to adequately cover potential obsolescence. Also, during 2003, Foundry improved its discount management and generated higher sales of our high-end products which carry higher gross margins. To a lesser extent, product margins improved slightly as a result of a benefit to cost of product revenue of $1.0 million and $1.3 million for the three and six months ended June 30, 2003 related to products sold that were previously written off, and an accrued warranty reduction of $0.7 million in the second quarter of 2003 due to lower than expected warranty costs incurred.

     Our cost of service revenues consists primarily of costs of providing services under customer support arrangements. These costs include service material costs, labor, and manufacturing overhead. Service gross margins were $10.1 million and $7.9 million or 82% and 85% of service revenue for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, service gross margins were $18.1 million and $14.1 million or 81% and 83%, respectively. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments to our customer support infrastructure.

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

     Research and Development, Sales and Marketing, and General and Administrative Expenses

     The following table shows research and development, sales and marketing, and general and administrative expenses for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues

Research and Development	$10,045	10%	$ 8,855	12%	$19,966	11%	$17,383	13%
Sales and Marketing	23,415	24%	22,571	30%	43,396	23%	43,161	31%
General and Administrative	2,948	3%	3,351	5%	6,947	4%	6,362	5%

     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of equipment related to research and development activities. Research and development expenses were $10.0 million and $8.9 million for the three months ended June 30, 2003 and 2002 or 10% and 12% of revenues, respectively. For the six months ended June 30, 2003 and 2002, research and development expenses were $20.0 million and $17.4 million or 11% and 13% of revenues, respectively. The increases in absolute dollars were due to a 10% increase in the average headcount from the first six months of 2002 to the first six months of 2003. We also incurred increased prototype expenses during 2003 related to the development of our fourth generation Terathon™ ASIC chipset. We believe continued investment in product enhancements and new product development are critical to attaining our strategic objectives, and as a result, we expect research and development expenses to increase in absolute dollars.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $23.4 million and $22.6 million for the three months ended June 30, 2003 and 2002 or 24% and 30% of revenues, respectively. For the six months ended June 30, 2003 and 2002, sales and marketing expenses were $43.4 million and $43.2 million or 23% and 31% of revenues, respectively. The slight increases in absolute dollars were due to increased advertising expenses incurred during the first half of 2003. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars during the remainder 2003 as we initiate additional sales and marketing programs to support our products.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $2.9 million and $3.4 million for the three months ended June 30, 2003 and 2002 or 3% and 5% of revenues, respectively. The decrease in absolute dollars was due to a $0.6 million reduction in the provision for doubtful accounts in the three months ended June 30, 2003, compared to no provision recorded in the same period last year. The $0.6 million reduction in the provision for bad debts was a result of improved credit quality of our customers and successful collection efforts. For the six months ended June 30, 2003 and 2002, general and administrative expenses were $6.9 million and $6.4 million or 4% and 5% of revenues, respectively. The increase was due to higher legal expenses of $1.0 million associated with legal matters discussed in Note 3 Commitments and Contingencies, offset by the $0.6 million recovery of bad debt expense in the first half of 2003. We expect general and administrative expenses will increase slightly for the remainder of 2003.

      Amortization of deferred stock compensation

      In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date these stock options were granted. We recorded no additional deferred stock compensation in 2003, 2002, or 2001. Deferred stock compensation is reflected within stockholders’ equity and is being amortized to operations over the respective vesting period of the options. We recorded amortization of deferred stock compensation expense of approximately $72,000 and $306,000 for the three months and $194,000 and $688,000 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, we had approximately $37,000 of deferred stock compensation, which will be fully amortized during the remainder of 2003.

      Interest income

     Interest income is earned on funds we keep on deposit in interest bearing money market and short-term investment accounts. Foundry had interest income of $1.2 million and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, and $2.3 million and $2.8 million for the six months ended June 30, 2003 and 2002, respectively. The decreases were due to lower interest rates during 2003 as compared to interest rates during

2002, despite an increase in the average invested balance. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

      Income taxes

      We recorded income tax provisions of $9.0 million and $1.7 million for the three months ended June 30, 2003 and 2002, and $16.3 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively. The increases in the tax provision were due to significantly higher net income generated in the first half of 2003. The effective tax rates for the periods ended June 30, 2003 and 2002 were 35% and 30%, respectively. These tax rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

     Liquidity and Capital Resources

     At June 30, 2003, Foundry had cash and cash equivalents and short-term investments totaling $411.3 million as compared to $326.5 million at December 31, 2002, an increase of $84.8 million.

     Cash provided by operating activities was $64.9 million and $23.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase was primarily a result of significantly higher net income of $30.2 million generated in the first half of 2003 as compared to $5.1 million for the same period in 2002. The increase in cash provided by operating activities for the first six months of 2003 was also due to an increase in deferred support revenue of $8.7 million, an increase in income tax payable of $4.7 million compared to the same period last year, and a tax benefit in 2003 of $6.5 million from stock option exercises. This compares to a tax benefit of $0.4 million from stock option exercises for the same period in 2002.

     Cash utilized in investing activities for the six months ended June 30, 2003 was $49.7 million, of which $47.0 million resulted from the net purchase of short-term investments and $2.7 million from the purchase of fixed assets. This compares to cash utilized in investing activities of $12.0 million for the same period in 2002, of which $9.5 million was utilized in the net purchase of short-term investments and $2.5 million for the purchase of fixed assets. During the first half of 2003, the Company shifted significantly more cash from money market accounts and cash equivalents to short-term investments as compared to the same period in 2002 in order to improve its return on investments. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

     Financing activities generated $22.6 million of cash for the six months ended June 30, 2003, as compared to $2.9 million for the same period in 2002. Cash provided by financing activities for both periods consisted of proceeds from the issuance of common stock to employees from stock option exercises and the employee stock purchase plan. The increase in 2003 was due to employees exercising their stock options in larger numbers during the first half of 2003, particularly in the second quarter of 2003, than in 2002.

     The following table summarizes our contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	Greater Than 3 Years

Operating office leases	$17,755	$4,627	$9,721	$3,407
Purchase commitments with our contract manufacturers	32,450	32,450	—	—

Total contractual cash obligations	$50,205	$37,077	$9,721	$3,407

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

     Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, the current political turmoil in many parts of the world, including terrorist and military actions, may continue to weaken the global economy. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material negative effects on our business, operating results and financial condition. Although we experienced improved sales, gross margins, and profitability on a quarter-over-quarter basis throughout 2002 and in the first six months of 2003 despite the continued weak economic and capital spending environment, there is no certainty we will be able to maintain or further improve results or ascertain the extent and length of the economic slowdown.

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

     We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time prior to shipment. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the failure to ship products by the end of a quarter may negatively affect our operating results. Our reseller agreements typically provide that the reseller may delay scheduled delivery dates without penalty. Further, our customer purchase orders and reseller agreements sometimes provide that the customer or reseller may cancel orders within specified time frames without significant penalty.

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

     Sales to our ten largest customers accounted for 49% and 37% of revenues for the six months ended June 30, 2003 and 2002, respectively. The loss of continued orders from our more significant customers, such as the U.S. government, Mitsui, America Online, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

     We also compete with other companies, such as Extreme Networks, Juniper Networks, Riverstone Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei, and Alcatel. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

     Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 6% of revenues for the three and six months ended June 30, 2003 and 2002, respectively. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

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

     We generated net income of $30.2 million for the six months ended June 30, 2003 on revenues of $186.9 million, and $22.5 million for the year ended December 31, 2002 on revenues of $300.7 million. As of June 30, 2003, we had retained earnings of $146.3 million. In the future, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, the Company filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. The Company is seeking injunctive relief as well as damages. In May 2003, Lucent filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief as well as unspecified damages. Lucent has also brought suit on the same patents (and one other patent) against one of Foundry’s competitors. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

     In difficult economic times, some companies have attempted to realize revenues from their patent portfolios by establishing licensing programs. Some of these companies have contacted Foundry regarding a license. Foundry carefully reviews any license requests, but is unwilling to license technology it does not require for its product portfolio. However, any asserted license demand can require considerable effort to review and respond. Moreover, a denial by us of a license request could result in threats of litigation or actual litigation, which, if initiated, could harm our business.

     We face litigation risks.

     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Part II, Item 1 “Legal Proceedings,” and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

     The timing of the adoption of industry standards may negatively impact widespread market acceptance of our products.

     Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence or delay of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements, such as MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, if the adoption of industry standards moves too quickly, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts by third parties to impose licensing fees on industry standards could undermine the adoption of such standards and lessen industry opportunities.

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

     There is an ongoing debate among regulators and companies regarding the expensing of stock options. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. As noted above, our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard FASB is currently deliberating, which FASB believes will become effective in 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

     Management beneficially owns approximately 12.9% of our stock; their interests could conflict with yours; significant sales of stock held by them and Foundry’s employees could have a negative effect on Foundry’s stock price.

     Foundry’s directors and executive officers beneficially own approximately 12.9% of our outstanding common stock as of June 30, 2003. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

     Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist acts or other catastrophic event.

     Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Foundry’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 100 basis point decline or increase in short-term interest rates would reduce or increase the annualized earnings on our $411.3 million of cash equivalents and short-term investments at June 30, 2003 by approximately $4.1 million. Our investment portfolio as of June 30, 2003 includes only marketable securities with original maturities of less than one year and with secondary or resale markets to ensure portfolio liquidity. Recently, Foundry’s Board of Directors amended the Company’s investment policy to allow for investments with original maturities of up to two years.

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

     Item 4. Controls and Procedures

     Foundry evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Foundry’s principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Foundry’s disclosure controls and procedures, including those of its consolidated subsidiaries, are effective to ensure that information required to be disclosed by Foundry in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Foundry’s internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. On October 26, 2001, the Court granted the Company’s motion to dismiss the consolidated amended complaint without prejudice and with leave to amend. On December 13, 2001, attorneys for lead plaintiffs filed a second amended complaint. On June 6, 2002, the Court granted the Company’s motion to dismiss the second amended complaint, but again without prejudice and with leave to amend. On July 8, 2002 attorneys for lead plaintiffs filed a third amended complaint. On August 5, 2002, the Company filed a motion to dismiss that complaint. On February 14, 2003, the Court dismissed the third amended complaint, once again, without prejudice and with leave to amend. On March 17, 2003, attorneys for lead plaintiffs filed a fourth amended complaint. On April 7, 2003, the Company filed a motion to dismiss the plaintiff’s fourth amended complaint. A hearing on the motion took place on June 13, 2003. The Court’s ruling on that motion is currently pending. While the Court’s ruling has been pending, lead plaintiffs filed a motion requesting leave to amend their fourth amended complaint and supplement their opposition to the Company’s pending motion to dismiss. The Court granted plaintiffs’ request. On July 29, 2003, the Company filed an opposition to the plaintiffs’ supplemented complaint and in further support of its motion to dismiss. The Court’s decision on both the motion to dismiss and the supplemental complaint is now pending. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

     A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of its officers (the “Foundry Defendants”), including its Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. No specific damages are claimed. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against the Company and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry individual defendants on the basis that those defendants allegedly sold the Company’s stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. The Company has decided to accept a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

     In May 2003, Lucent filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief as well as unspecified damages. Lucent has also brought suit on the same patents (and one other patent) against one of Foundry’s competitors. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims.

     From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted to reflect the impact of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, the Company has not recorded such provisions in accordance with SFAS 5. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 12, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders reelected as the Company’s directors Bobby R. Johnson, Jr. (with 83,578,046 affirmative votes, 14,416,486 abstaining, and no votes withheld), Andrew K. Ludwick (with 97,003,495 affirmative votes, 991,037 abstaining, and no votes withheld), Alfred J. Amoroso (with 96,723,349 affirmative votes, 1,271,183 abstaining and no votes withheld), C. Nicholas Keating, Jr. (with 96,721,207 affirmative votes, 1,273,325 abstaining and no votes withheld) and J. Steven Young (with 97,567,710 affirmative votes, 426,822 abstaining and no votes withheld). The stockholders also ratified the appointment of Ernst & Young LLP as Foundry's independent auditors for the fiscal year ending December 31, 2003 with 96,714,077 affirmative votes, 1,263,459 opposing votes and 16,996 abstaining.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan. (1)

10.2	1999 Employee Stock Purchase Plan. (2)

10.3	1999 Directors’ Stock Option Plan. (3)

10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.7	2000 Non-Executive Stock Option Plan. (5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

(1)	Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).
(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).
(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

     (b) Reports on Form 8-K. The Registrant furnished two Reports on Form 8-K dated April 15, 2003 and April 23, 2003 to report an event under Item 12, announcing the issuance of press releases to announce our earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)

By:	/s/ TIMOTHY D. HEFFNER

Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2003