Form 10-Q
period 2003-09-30
FOUNDRY NETWORKS INC
filed 2003-11-14
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes [X]    No [ ]

As of November 10, 2003, there were 130,469,356 shares of the registrant’s common stock outstanding, par value $0.0001.

FOUNDRY NETWORKS, INC.
TABLE OF CONTENTS

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$271,522	$187,719
Short-term investments	143,922	138,734
Accounts receivable, net of allowances for doubtful accounts of $4,500 and $5,833 and sales returns of $1,870 and $1,584 at September 30, 2003 and December 31, 2002, respectively	67,688	51,896
Inventories, net	28,249	33,479
Deferred tax assets	28,566	28,560
Prepaid expenses and other current assets	3,740	3,591
Total current assets	543,687	443,979
Property and equipment	22,966	18,184
Less: Accumulated depreciation	(15,686)	(11,804)
Net property and equipment	7,280	6,380
Long-term investments	40,250	—
Other long-term assets	1,199	1,176
Total assets	$592,416	$451,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,375	$11,684
Accrued payroll and related expenses	12,338	11,748
Warranty accrual	1,920	2,305
Other accrued expenses	4,950	3,597
Income taxes payable	6,707	3,868
Deferred support revenue	30,751	20,234
Total current liabilities	74,041	53,436
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at September 30, 2003 and December 31, 2002; None issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at September 30, 2003 and December 31, 2002:
Issued and outstanding—128,641 and 121,329 shares at September 30, 2003 and December 31, 2002, respectively	13	12
Additional paid-in capital	351,782	282,699
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	(16)	(231)
Accumulated other comprehensive income	19	55
Retained earnings	167,057	116,044
Total stockholders’ equity	518,375	398,099
Total liabilities and stockholders’ equity	$592,416	$451,535

______________
(1)  Derived from audited consolidated financial statements as of December 31, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Product	$89,450	$67,961	$253,907	$188,368
Service	12,233	8,635	34,626	25,656
Total net revenues	101,683	76,596	288,533	214,024

Cost of revenues:
Product	31,754	34,589	99,624	96,954
Service	1,688	954	5,945	3,892
Total cost of revenues	33,442	35,543	105,569	100,846
Gross margin	68,241	41,053	182,964	113,178

Operating expenses:
Research and development	10,432	8,907	30,398	26,291
Sales and marketing	21,428	18,492	64,824	61,653
General and administrative	4,852	4,662	11,799	11,024
Amortization of deferred stock compensation	21	212	215	900
Total operating expenses	36,733	32,273	107,236	99,868
Income from operations	31,508	8,780	75,728	13,310
Interest and other income	1,475	1,184	3,769	3,943
Income before provision for income taxes	32,983	9,964	79,497	17,253
Provision for income taxes	12,204	2,959	28,484	5,175
Net income	$20,779	$7,005	$51,013	$12,078
Basic net income per share	$0.16	$0.06	$0.41	$0.10
Weighted average shares used in computing basic net income per share	126,796	119,999	123,638	119,204
Diluted net income per share	$0.15	$0.06	$0.38	$0.10
Weighted average shares used in computing diluted net income per share	138,659	124,859	132,813	123,587

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,013	$12,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,882	3,652
Amortization of deferred stock compensation	215	900
(Reduction of) provision for doubtful accounts	(862)	544
Inventory provision	8,901	6,685
Tax benefit from stock option exercises	21,343	411

Change in operating assets and liabilities:
Accounts receivable	(14,930)	11,348
Inventories	(3,671)	(9,575)
Prepaid expenses and other assets	(178)	2,355
Accounts payable	5,691	5,667
Accrued payroll and related benefits	590	(3,714)
Income taxes payable	2,839	2,245
Other accrued liabilities	968	(729)
Deferred support revenue	10,517	1,294
Net cash provided by operating activities	86,318	33,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,782)	(3,179)
Proceeds from maturities of investments	176,662	238,854
Purchases of investments	(222,100)	(223,438)
Net cash (used in) provided by investing activities	(50,220)	12,237

CASH FLOW FROM FINANCING ACTIVITY:
Issuance of common stock under employee stock plans	47,741	5,596
Cash provided by financing activity	47,741	5,596

INCREASE IN CASH AND CASH EQUIVALENTS	83,839	50,994
Effect of exchange rate changes on cash	(36)	(349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,719	98,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,522	$148,855

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and nine months ended September 30, 2003 and 2002 is unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003.

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

Reclassifications

Certain items previously reported in specific financial captions have been reclassified to conform with the September 30, 2003 presentation.

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

Cash Equivalents and Marketable Investments

Foundry considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, corporate and government debt securities, and cash deposited in checking and money market accounts. Our investment portfolio includes only marketable securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.

Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. Investments with maturities greater than one year from the balance sheet date are classified as long-term investments. All of Foundry’s short-term and long-term investments are stated at amortized cost and classified as held-to-maturity.

Cash equivalents and investments consist of the following (in thousands):

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$81,313	$—	$—	$81,313
Corporate securities	74,000	—	—	74,000
Commercial paper	55,945	—	—	55,945
Government securities	188,066	111	(43)	188,134
	$399,324	$111	$(43)	$399,392

Included in cash and cash equivalents	$215,152	$—	$—	$215,152
Included in short-term investments	143,922	11	(43)	143,890
Included in long-term investments	40,250	100	—	40,350
	$399,324	$111	$(43)	$399,392

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$393	$—	$—	$393
Corporate securities	5,000	—	—	5,000
Commercial paper	91,869	—	—	91,869
Government securities	149,415	62	(35)	149,442
	246,677	$62	$(35)	$246,704

Included in cash and cash equivalents	$107,943	$—	$—	$107,943
Included in short-term investments	138,734	62	(35)	138,761
	$246,677	$62	$(35)	$246,704

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or market, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Purchased parts	$8,149	$12,470
Work-in-process	15,286	17,191
Finished goods	4,814	3,818
	$28,249	$33,479

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for Foundry’s products. The Company performs a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, Foundry records adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reduce inventory to net realizable value. Provisions for inventory in the amounts of $3.2 million and $2.8 million were recorded for the three months ended September 30, 2003 and 2002, respectively, and $8.9 million and $6.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Concentrations

Financial instruments that potentially subject Foundry to a concentration of credit risk principally consist of cash equivalents, short and long-term investments and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing in high quality debt issuances and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary. Sales are typically made to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. Specific allowances for bad debts are recorded when Foundry becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or a deterioration of financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Foundry mitigates collection risk by requiring some international customers to secure letters of credit or bank guarantees prior to placing an order with the Company.

Foundry purchases several key components used in the manufacture of products from several sources and depends on supply from these sources to meet its needs. In addition, Foundry depends on several contract manufacturers for major portions of the manufacturing requirements. The inability of the suppliers or manufacturers to fulfill Foundry’s production requirements could negatively impact future results.

Revenue Recognition

General.    Foundry’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, Foundry recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

When sales arrangements contain multiple elements (i.e., hardware, maintenance and other services), the Company allocates revenue to each element based on the guidance provided by Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. Foundry adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on Foundry’s results of operations or financial position.

Product Revenues.    Revenue is generally recorded at the time of shipment when title and risk of loss pass to the customer, unless Foundry has future obligations for installation or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received. For example, revenue is not recognized when undelivered products or services are essential to the functionality of delivered products. The Company’s arrangements generally do not have significant post delivery obligations. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. Foundry’s standard warranty period extends 12 months from the date of sale and the warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. Foundry also provides a reserve for estimated customer returns based on historical returns and our return policy. Foundry does not provide for rights of return and contracts with Foundry’s original equipment manufacturers do not provide for rights of return except in the event Foundry’s products do not meet specifications or there has been an epidemic failure, as defined in the agreements.

Service Revenues.    Service revenues consist primarily of revenue from customer support services and, to a lesser extent, installation and training services. Foundry’s suite of customer support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts. Support services are offered under renewable, annual fee-based arrangements or as part of multiple element arrangements. Revenue from support services is deferred and recognized ratably over the service period, generally one to five years. Revenue from training and installation services accounted for less than 1% of total revenue in the three and nine months ended September 30, 2003 and 2002.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Foundry is organized as, and operates in one reportable segment: the design, development, manufacturing and marketing of high performance Gigabit Ethernet switches, switching routers, server load balancing and transparent caching switches.

Foundry sells to various countries in North and South America, Europe, Asia, and Australia. Foundry’s foreign offices conduct sales, marketing and support activities. Foundry’s export sales represented 37% and 36% of revenues for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, export sales represented 33% and 37%, respectively. One individual country outside of the United States, Japan, accounted for 15% and 12% of revenues in the three and nine months ended September 30, 2003 while no country accounted for greater than 10% of revenues in the same periods in 2002.

For the three months ended September 30, 2003, two customers accounted for greater than 10% of Foundry’s revenues. A reseller in Japan, Mitsui, accounted for 15% while a U.S. government integrator accounted for 11% of revenues in the third quarter of 2003. For the nine months ended September 30, 2003, Mitsui accounted for 11% while the same U.S. government integrator accounted for 15% of revenues. No individual customers accounted for over 10% of revenue for the same periods in 2002. Sales to the U.S. government represented approximately 31% and 15% of Foundry’s revenues during the three months ended September 30, 2003 and 2002, respectively, and 30% and 11% of Foundry’s revenues during the nine months ended September 30, 2003 and 2002, respectively.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated assuming the conversion of all potentially dilutive common stock equivalents. Weighted average dilutive potential common stock includes the dilutive impact of in-the-money stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money stock options are assumed to be used by the Company to repurchase shares. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common shares for the respective period and, therefore, their inclusion would have been anti-dilutive. For the three months ended September 30, 2003 and 2002, anti-dilutive shares were 2.2 million and 14.4 million shares, respectively. For the nine months ended September 30, 2003 and 2002, anti-dilutive shares were 3.3 million and 17.3 million shares, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$20,779	$7,005	$51,013	$12,078

Basic:
Weighted average shares outstanding	126,796	120,208	123,638	119,685
Less: Weighted average shares subject to repurchase	—	(209)	—	(481)
Weighted average shares used in computing basic EPS	126,796	119,999	123,638	119,204
Basic EPS	$0.16	$0.06	$0.41	$0.10

Diluted:
Weighted average shares outstanding	126,796	120,208	123,638	119,685
Add: Weighted average dilutive potential common stock	11,863	4,651	9,175	3,902
Weighted average shares used in computing diluted EPS	138,659	124,859	132,813	123,587
Diluted EPS	$0.15	$0.06	$0.38	$0.10

Recent Accounting Pronouncements

More-Than Incidental Software

On July 31, 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on its tentative conclusions on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF 03-5”). EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. The EITF is effective for fiscal periods beginning after August 2003. We believe the adoption of EITF 03-5 will not have a material impact on our financial position, results of operations or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interests created after January 31, 2003, FIN 46 is effective immediately. Since January 31, 2003, Foundry has not entered into arrangements with VIEs that would require consolidation of the VIE, nor has Foundry entered into arrangements which would require disclosure.

In October 2003, FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral requires that public companies adopt the provisions of FIN 46 at the end of fiscal periods ending after December 15, 2003. Foundry does not expect the adoption of FIN 46 for VIEs existing prior to February 1, 2003 to have a material impact on its operating results or financial condition.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock-based compensation arrangements. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. As permitted by SFAS

123, Foundry has elected to continue to follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, Foundry only recognizes compensation expense when options are granted with an exercise price below fair market value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. Since Foundry has not elected to change to the fair value method of accounting and, therefore does not record compensation expense for stock-based employee compensation, the transition provisions of SFAS 148 had no impact on Foundry’s financial position, results of operations, or cash flows.

Foundry currently grants stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to employees, directors and consultants of Foundry. Stock options generally vest in increments over three to five years from the date of grant and have a term of ten years. We also have an employee stock purchase plan that allows eligible employees to purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions which may not exceed 20% of an employee’s compensation.

The following table illustrates the effect on reported net income (loss) and earnings (loss) per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income as reported	$20,779	$7,005	$51,013	$12,078
Add: Total stock-based compensation expense included in reported net income, net of tax effect	13	148	139	630
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(8,148)	(13,671)	(23,201)	(58,437)
Pro forma net income (loss)	$12,644	$(6,518)	$27,951	$(45,729)

Basic net income (loss) per share:
As reported	$0.16	$0.06	$0.41	$0.10
Pro forma	$0.10	$(0.05)	$0.23	$(0.38)

Diluted net income (loss) per share:
As reported	$0.15	$0.06	$0.38	$0.10
Pro forma	$0.09	$(0.05)	$0.21	$(0.37)

Foundry estimates the fair value of its stock options using the Black-Scholes option valuation model, which is the most commonly used model by companies for purposes of disclosure pursuant to SFAS 123, as amended by SFAS 148. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Foundry’s employee stock options have characteristics significantly different from those of traded shares, and because the changes in the assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not provide a reliable measure of the fair value of the options. The following weighted-average assumptions were used to estimate the fair value of employee stock options granted during the three and nine-month periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average risk free interest rate	2.41%	2.30%	2.15%	3.38%
Average expected life of option	3.8 years	3.3 years	3.8 years	3.5 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	52%	75%	64%	75%

2.    COMPREHENSIVE INCOME

Comprehensive income is defined in SFAS No. 130, “Reporting Comprehensive Income,” as the changes in equity of an enterprise except those resulting from stockholder transactions. Components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 were insignificant and comprised only of foreign currency translation adjustments.

3.    COMMITMENTS AND CONTINGENCIES:

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002 and are applicable to Foundry’s product warranty liability and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users. The adoption of FIN 45 did not have a material impact on Foundry’s results of operations or financial condition.

Foundry provides all customers with a standard one year hardware and 90-day software warranty. Customers can upgrade the standard warranty and extend the warranty for one to five years by purchasing any of Foundry’s customer support programs. At the time revenue is recognized, Foundry establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability for the nine months ended September 30, 2003 are as follows:

Balance, December 31, 2002	$2,305
Liabilities accrued for warranties issued during the period	1,747
Warranty claims settled during the period	(900)
Changes in liability for pre-existing warranties during the period, including changes in estimate	(1,232)
Balance, September 30, 2003	$1,920

Foundry offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Foundry has not separated the extended warranty revenues from the routine maintenance service revenues, as it is not practical to do so. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows for the nine months ended September 30, 2003;

Deferred support revenue at December 31, 2002	$20,234
New support arrangements	44,741
Recognition of support revenue	(34,224)
Ending balance at September 30, 2003	$30,751

In the ordinary course of business, the Company enters into contractual arrangements under which Foundry may agree to indemnify the counter-party to such an arrangement from any losses relating to a breach of representations and warranties, a failure to perform certain covenants or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. In addition, Foundry has entered into standard indemnification agreements with each of its directors and officers to indemnify those individuals against claims and losses that might be incurred by those directors and officers as a result of their service to Foundry. No amounts are reflected within the condensed consolidated financial statements as of September 30, 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to Foundry’s financial position.

Purchase Commitments with Contract Manufacturers

The Company uses contract manufacturers to assemble and test its products. In order to reduce manufacturing lead times and ensure adequate inventories, the Company’s agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by Foundry with lead times of up to 6 months. Foundry may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with the forecast, unless Foundry gives notice of order cancellation at least 90 days prior to the delivery date. As of September 30, 2003, the Company was committed to purchase approximately $56.3 million of such inventory.

Litigation

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. The Company then brought the first of four successful motions to dismiss the complaint. However, while the District Court granted each of the motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003 (after 4 prior dismissals with leave to amend) the District Court granted the Company motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in favor of the Company, dismissing the plaintiff’s Fifth Amended Complaint. On September 29, 2003 plaintiff filed a Notice of Appeal of the judgment with the United States Court of Appeals for the Ninth Circuit, which has directed plaintiff to file its appeal brief by January 15, 2004. The Company believes that the District’s Court Judgment validates its conviction that the lawsuit is without merit and will defend the District Court’s judgment vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of its officers (the “Foundry Defendants”), including its Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. No specific damages are claimed. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of

1933 in the case involving the Company. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against the Company and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry individual defendants on the basis that those defendants allegedly sold the Company’s stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. The Company has decided to accept a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent has also brought suit on the same patents (and one additional patent) against one of Foundry’s competitors. This matter has been set for trial commencing December 7, 2004. The case is in the early stages of discovery. The parties have made initial disclosures and exchanged written discovery and documents. Depositions have not yet commenced. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims.

From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted to reflect the impact of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, the Company has not recorded such provisions in accordance with SFAS 5. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.    INCOME TAXES:

Foundry recorded income tax provisions of $28.5 million and $5.2 million for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate for the nine months ended September 30, 2003 was 36% compared to 30% for the same period in 2002. The increase in the tax provision was due to significantly higher net income generated throughout 2003. These rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and amounted to $21.3 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Management believes that the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing deferred tax assets totaling $28.6 million. Therefore, no valuation allowance was required as of September 30, 2003.

5.    STOCKHOLDERS’ EQUITY:

Stock Option Exchange Program

On August 21, 2002, Foundry filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Foundry’s executive officers and directors were not eligible to participate in this program. Under the exchange program, employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant equal to 0.5 times the number of tendered options on or about March 21, 2003. However, participants who elected to exchange any options were also required to exchange any other options granted to him or her in the previous six months. On September 20, 2002, the Company accepted for exchange options to purchase 5,744,500 shares of Foundry common stock. The cancelled options were exchanged for 2,757,100 replacement stock options on March 24, 2003 at an exercise price of $7.76 per share, which was the fair value of the shares on the grant date. In order to receive the replacement stock option grant, an employee was required to remain employed with Foundry or one of its subsidiaries until March 24, 2003. The replacement options vest on a three-year schedule with a six month cliff, meaning 1/6th of the new option shares vest six months from March 24, 2003, and the remaining shares vest 1/36th per month for the remaining 30 months. The stock option exchange program did not result in stock compensation expense or variable accounting for replacement awards.

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

Overview

Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance Ethernet Layer 2 and Layer 3 switches, metro routers and Internet traffic management products for healthcare, financial services, universities, entertainment, government, technology enterprises, as well as metro and internet service providers. Our product suite includes the FastIron® family of Layer 2/3 enterprise switches, the IronPoint™ family of wireless access points, the BigIron® family of Layer 3 backbone switches, the EdgeIron® family of Layer 2 wiring closet switches, the NetIron® family of metro routers, the ServerIron® Layer 4-7 traffic management switches, and the IronView™ Network Management software system.

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

In 2003, we introduced a new Terabit capacity architecture. Foundry’s Terathon™ ASIC chipset represents our fourth generation ASIC architecture and will be incorporated into our BigIron MG8™ backbone switch, which shipped in August 2003, and our NetIron 40G™ metro router, which we expect to ship in the fourth quarter of 2003. These two new products are capable of delivering wire-speed performance, sophisticated Layer 2/3 switching and routing capabilities, ultra high reliability and Gigabit Ethernet and 10-Gigabit Ethernet density. In the third quarter of 2003, we introduced our integrated wireless solution with three components: the IronPoint 200 standards-based multi-mode access points, a SNMP-based IronPoint Wireless Management application suite, as well as a Wireless LAN software upgrade option for Foundry’s FastIron JetCore modular, FastIron Edge and FastIron Edge Power-over-Ethernet switches. We expect IronPoint will ship in the fourth quarter of 2003.

Foundry completed its third quarter of 2003 with $101.7 million in revenues and net income of $20.8 million, compared to $95.7 million in revenues and net income of $16.8 million in the second quarter of 2003. During the third quarter of 2003, Foundry’s cash and investments increased by $44.4 million, from $411.3 million at June 30, 2003 to $455.7 million at September 30, 2003. Foundry has continued to deliver on its business model, which centers on the introduction of industry leading products and careful expense control. Our execution on this model allowed the Company to improve its financial results on a quarter-over-quarter basis throughout 2002 and in 2003, increasing revenue, and improving gross margins and income from operations. Although the outlook for the overall economy and the information technology environment continues to be difficult to predict, Foundry remains focused on its long-term strategy of maintaining profitability and positive cash flows by focusing on innovation, competitively pricing our products and prudent financial management. Management remains committed to improving the Company’s financial performance; however, there is no certainty we will be able to maintain or further improve our results.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended on June 5, 2003, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2003.

Results of Operations

Net Revenues

The following table shows product and service net revenues for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues
Net revenues:
Product	$89,450	88%	$67,961	89%	$253,907	88%	$188,368	88%
Service	12,233	12%	8,635	11%	34,626	12%	25,656	12%
Total net revenues	$101,683	100%	$76,596	100%	$288,533	100%	$214,024	100%

Product revenues were $89.5 million and $68.0 million for the third quarter ended September 30, 2003 and 2002, respectively, representing an increase of 32%. For the nine months ended September 30, 2003 and 2002, product revenues were $253.9 million and $188.4 million, respectively, an increase of 35%. The increases were attributable to growth in the volume of product sales and strong customer acceptance of our higher priced next generation product offerings which offer competitively more features and enhancements. These third generation products began shipping in June 2002 and incorporate our JetCore ASIC technology. One of these new products was our fixed configuration FastIron Edge Switch for enterprise customers which has contributed to our increased sales momentum since the availability of JetCore in June 2002.

Our sales to the U.S. government also increased significantly in 2003, representing approximately 31% and 30% of our revenues during the three and nine months ended September 30, 2003, respectively, compared to 15% and 11% for the same periods in 2002. The increase in U.S. government sales was due to the expansion of our government sales organization and increased spending by several government agencies, including the military and intelligence communities. If the U.S government reduces budgetary spending or if we are unable to win government contract awards, our revenues and financial results may be harmed.

Sales to customers outside of the United States accounted for 37% and 36% of total net revenues for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, export sales were 33% and 37%, respectively. The decrease in export sales for the nine-month period as a percentage of revenues was primarily due to increased sales to the U.S. government. One individual country outside of the United States, Japan, accounted for 15% and 12% of total net revenues in the three and nine months ended September 30, 2003 while no individual country outside of the United States accounted for greater than 10% of revenues in same periods in 2002.

For the three months ended September 30, 2003, two customers accounted for greater than 10% of Foundry’s total net revenues. A reseller in Japan, Mitsui, accounted for 15% while a U.S. government integrator accounted for 11% of revenues in the third quarter of 2003. For the nine months ended September 30, 2003, Mitsui accounted for 11% while the same U.S. government integrator accounted for 15% of revenues. No individual customers accounted for over 10% of revenue in the same periods in 2002. Sales to the U.S. government represented approximately 31% and 15% of Foundry’s revenues during the three months ended September 30, 2003 and 2002, respectively, and 30% and 11% of revenues during the nine months ended September 30, 2003 and 2002, respectively.

Service revenues consist primarily of revenue from customer support services, and to a lesser extent, from providing installation and training services. Service revenues were $12.2 million and $8.6 million, accounting for 12% and 11% of total revenues for the third quarter of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, service revenues were $34.6 million and $25.7 million, respectively, an increase of 35%. The increases in absolute dollars were due to increased technical support service initiations associated with product sales, which have increased significantly, and support renewals as a result of our growing customer base. Customer support service arrangements range from one to five years, but the majority are for a one-year period. Revenues from support services are recognized ratably over the service period. Service revenue will typically experience some variability over time due to various factors such as the timing of technical support service contract initiations and renewals. A total of $30.8 million and $20.2 million of support revenue was deferred on the accompanying balance sheets as of September 30, 2003 and December 31, 2002, respectively.

Gross Margins

The following table shows gross margins for product and service revenues and the related gross margin percentages for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	Gross Margin %	2002	Gross Margin %	2003	Gross Margin %	2002	Gross Margin %
Gross margins:
Product	$57,696	65%	$33,372	49%	$154,283	61%	$91,414	49%
Service	10,545	86%	7,681	89%	28,681	83%	21,764	85%
Total gross margins	$68,241	67%	$41,053	54%	$182,964	63%	$113,178	53%

Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and the provision for inventory. Product gross margins were $57.7 million and $33.4 million for the three months ended September 30, 2003 and 2002 or 65% and 49% of product revenues, respectively, and $154.3 million and $91.4 million for the nine months ended September 30, 2003 and 2002 or 61% and 49% of product revenues, respectively. The increases in product gross margin as a percentage of product revenues in 2003 were primarily due to lower material costs, manufacturing cost efficiencies associated with increased sales volume and increased sales of our high-end modular products which carry higher gross margins than our fixed-configuration, stackable products. To a lesser extent, our gross margins benefited by $0.9 million and $2.2 million for the three and nine months ended September 30, 2003 related primarily to evaluation units that were previously reserved and then subsequently purchased by the customer. These gains were offset by inventory provisions of $3.2 million and $2.8 million for the three months ended September 30, 2003 and 2002, respectively, and $8.9 million and $6.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Our cost of service revenues consists primarily of costs of providing services under customer support arrangements including service material costs, labor, and overhead. Service gross margins were $10.5 million and $7.7 million or 86% and 89% of service revenue for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, service gross margins were $28.7 million and $21.8 million or 83% and 85%, respectively. Service gross margin increased in absolute dollars due to increases in service revenue for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

Our gross margins have sequentially improved each quarter since the first quarter of 2002 as our revenues increased each quarter. However, the rate of gross margin improvement has been and, in the future, may be adversely affected by heightened price competition, component shortages, increases in material or labor costs, excess, obsolete, and impaired inventory charges, changes in channels of distribution, customer, product and geographic mix. See also “Risk Factors That May Affect Future Results and Market Price of Stock—Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development, sales and marketing, and general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues
Research and Development	$10,432	10%	$8,907	12%	$30,398	11%	$26,291	12%
Sales and Marketing	21,428	21%	18,492	24%	64,824	22%	61,653	29%
General and Administrative	4,852	5%	4,662	6%	11,799	4%	11,024	5%

Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of equipment related to research and development activities. Research and development expenses were $10.4 million and $8.9 million for the three months ended September 30, 2003 and 2002 or 10% and 12% of revenues, respectively. For the nine months ended September 30, 2003 and 2002, research and development expenses were $30.4 million and $26.3 million or 11% and 12% of revenues, respectively. The increases in absolute dollars were due to a 10% increase in the average headcount during the first nine months of 2003 and increased prototype expenses during 2003 related to the development of our fourth generation Terathon ASIC chipset.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $21.4 million and $18.5 million for the three months ended September 30, 2003 and 2002 or 21% and 24% of revenues, respectively. For the nine months ended September 30, 2003 and 2002, sales and marketing expenses were $64.8 million and $61.7 million or 22% and 29% of revenues, respectively. The increases in absolute dollars were primarily due to higher commission expenses as a result of significantly higher sales during the three and nine-month periods ended September 30, 2003 as compared to the same periods in 2002.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $4.9 million and $4.7 million for the three months ended September 30, 2003 and 2002 or 5% and 6% of revenues, respectively. The slight increase in absolute dollars was due to increases in legal and payroll expenses totaling $1.2 million in the third quarter of 2003, offset by a decrease of $1.0 million for the provision for doubtful accounts. The decrease of $1.0 million for the provision for doubtful accounts was a result of improved credit quality of our customers and collection efforts. For the nine months ended September 30, 2003 and 2002, general and administrative expenses were $11.8 million and $11.0 million or 4% and 5% of revenues, respectively. The increase of $0.8 million was due to increases in legal expenses of $1.7 million and payroll expenses of $1.3 million, offset by a decrease in bad debt expense of $1.4 million and decreases in other general corporate expenses.

Amortization of deferred stock compensation

In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price of the option and the deemed fair market value of our common stock on the date these stock options were granted. We have not recorded additional deferred stock compensation since 2000. Deferred stock compensation is reflected within stockholders’ equity and is being amortized to operations over the respective vesting period of the options. We recorded amortization of deferred stock compensation expense of approximately $21,000 and $212,000 for the three months ended September 30, 2003 and 2002, respectively, and $215,000 and

$900,000 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, we had approximately $16,000 of deferred stock compensation, which will be fully amortized during the fourth quarter of 2003.

Interest income

Interest income is earned on funds we keep on deposit in interest bearing money market and investment accounts. Interest income increased to $1.5 million for the three months ended September 30, 2003 compared to $1.2 million for the same period last year, as a result of the Company maintaining higher investment balances in the third quarter of 2003. Interest income for the nine months ended September 30, 2003 and 2002 was $3.8 million and $3.9 million, respectively. The slight decrease was due to lower yields in 2003 compared to 2002, offset by higher investment balances in 2003. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Income taxes

We recorded income tax provisions of $12.2 million and $3.0 million for the three months ended September 30, 2003 and 2002, and $28.5 million and $5.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increases in the tax provision were due to significantly higher net income generated throughout 2003. The effective tax rates for the nine months ended September 30, 2003 and 2002 were 36% and 30%, respectively. These tax rates reflect the federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

Liquidity and Capital Resources

At September 30, 2003, Foundry had cash and cash equivalents and marketable investments totaling $455.7 million as compared to $326.5 million at December 31, 2002, an increase of $129.2 million.

Cash provided by operating activities was $86.3 million and $33.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily a result of significantly higher net income of $51.0 million generated in the nine months ended September 30, 2003 as compared to $12.1 million for the same period in 2002. The increase in cash provided by operating activities in 2003 was also due to an increase of $20.9 million in the tax benefit from stock option exercises, $9.2 million in deferred support revenue and an increase of $5.9 million from a decrease in inventory, offset by an increase in accounts receivable of $26.3 million.

Cash used in investing activities for the nine months ended September 30, 2003 was $50.2 million, of which $45.4 million was used in the net purchase of investments and $4.8 million was used for the purchase of fixed assets. This compares to cash provided by investing activities of $12.2 million for the same period in 2002, of which $15.4 million was provided from net investment maturities, offset by $3.2 million used for the purchase of fixed assets. During 2003, the Company shifted significantly more cash from money market accounts to short and long-term investments as compared to the same period in 2002 in order to improve its investment return. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Financing activities generated $47.7 million of cash for the nine months ended September 30, 2003, as compared to $5.6 million for the same period in 2002. Cash provided by financing activities for both periods consisted of proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan. The significant increase in 2003 was due to employees exercising their stock options in larger numbers during 2003 than in 2002.

The following table summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	Greater Than 3 Years
Operating office leases	$16,661	$4,606	$9,160	$2,895
Purchase commitments with our contract manufacturers	56,296	56,296	—	—
Total contractual cash obligations	$72,957	$60,902	$9,160	$2,895

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

Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, the current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If the economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. Although we experienced improved sales, gross margins, and profitability on a quarter-over-quarter basis throughout 2002 and in the nine months ended September 30, 2003 despite the continued weak economic and capital spending environment, there is no certainty we will be able to maintain or further improve results or ascertain the extent and length of the economic slowdown.

Because our financial results are difficult to predict, we may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly revenue and operating results are difficult to predict, especially in recent periods, and may fluctuate significantly from quarter to quarter. Delays in generating or recognizing forecasted revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. In addition, demand for our products may fluctuate as a result of seasonality.

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

Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you may not be able to rely on the results for any period as an indication of future performance. In the future, our revenue may remain flat, decrease or increase. As a consequence, operating results for a particular quarter are extremely difficult to predict.

Although our customer base has increased substantially, we still depend on large, recurring purchases from certain customers, and a loss, cancellation or delay in purchases by these customers could negatively impact our revenue.

Sales to our ten largest customers accounted for 45% and 38% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government, Mitsui, America Online, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

We also compete with other companies, such as Extreme Networks, Juniper Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei, and Alcatel. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions to enterprises and ISPs. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

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

We must continue to introduce new products with superior performance and features in a timely manner in order to sustain and increase our revenue.

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

As part of the changing economic environment, the United States government has become an increasingly important customer for the networking industry and Foundry in particular. The process of becoming a qualified government vendor takes considerable time and effort, and the timing of contract awards is hard to predict. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to decreased capital expenditures in certain areas. Our failure to win any significant contract award or the government’s failure to approve a fiscal budget may have a material adverse effect on our financial results as we increase our dependence on U.S. government sales.

Hewlett-Packard is our most significant OEM. Our business could be harmed if our relationship with Hewlett-Packard is terminated.

Hewlett-Packard (“HP”), currently our most significant OEM, accounted for 4% and 7% of revenues for the nine months ended September 30, 2003 and 2002, respectively. If HP chooses to reduce or terminate its OEM relationship with Foundry, our revenue and ability to market and sell our products to certain prospective customers may be harmed.

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

We generated net income of $51.0 million for the nine months ended September 30, 2003 on revenues of $288.5 million, and $22.5 million for the year ended December 31, 2002 on revenues of $300.7 million. As of September 30, 2003, we had retained earnings of $167.1 million. In the future, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operation and distribution channels, product development, customer support, expansion of our corporate infrastructure, and facilities expansion. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results. In order to be profitable, we must generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pervasive Networks and Spot Distribution Ltd. in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China and Samsung in Korea. For example, our largest reseller, Mitsui accounted for 15% and 11% of our total net revenues for the three and nine months ended September 30, 2003. The failure of our resellers to sell our products internationally would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years.

There are a number of risks arising from our international business, including:

•	potential recessions in economies outside the United States;

•	longer accounts receivable collection cycles;

•	seasonal reductions in business activity;

•	higher costs of doing business in foreign countries;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	political instability and export restrictions;

•	potential adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	military conflict and terrorist activities;

•	and widespread medical epidemics, such as SARS.

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

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, and certain mechanical designs. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

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

In March 2001, Nortel filed a lawsuit against Foundry in the United States District Court for the District of Massachusetts alleging that certain of the company’s products infringe several of Nortel’s patents and seeking injunctive relief as well as unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. Foundry has analyzed the validity of Nortel’s claims and believes that Nortel’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. On October 9, 2002, the Company filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe a Foundry patent as well as allegations concerning breach of contract. The Company is seeking injunctive relief as well as damages. In May 2003, Lucent filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief as well as unspecified damages. Lucent has also brought suit on the same patents (and one other patent) against one of Foundry’s competitors. This matter has been set for trial commencing December 7, 2004. The case is in the early stages of discovery. The parties have made initial disclosures and exchanged written discovery and documents. Depositions have not yet commenced. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims. Irrespective of the merits of the Company’s position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

In difficult economic times, some companies have attempted to realize revenues from their patent portfolios by establishing licensing programs. Some of these companies have contacted Foundry regarding a license. Foundry carefully reviews any license requests, but is unwilling to license technology it does not require for its product portfolio. However, any asserted license demand can require considerable effort to review and respond to. Moreover, a denial by us of a license request could result in threats of litigation or actual litigation, which, if initiated, could harm our business.

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

On October 29, 2003, the Financial Accounting Standards Board indicated that they will require stock-based employee compensation to be recorded as a charge to earnings effective for financial statements for fiscal years beginning after December 15, 2004. The various methods for expensing such stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to propose rules for public comment in early 2004 and issue final rules on stock option expensing in the second half of 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

Management beneficially owns approximately 11.7% of our stock; their interests could conflict with other shareholders; significant sales of stock held by them and Foundry’s employees could have a negative effect on Foundry’s stock price.

Foundry’s directors and executive officers beneficially own approximately 11.7% of our outstanding common stock as of September 30, 2003. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Foundry’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of the Company’s investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. A hypothetical 50 basis point decline or increase in interest rates would reduce or increase the annualized earnings on our $455.7 million of cash equivalents and investments at September 30, 2003 by approximately $1.6 million. This hypothetical analysis assumes an immediate parallel shift in the yield curve of plus or minus 50 basis points. Our investment portfolio includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.

We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments. Due to the nature of our investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Currently, a majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In December 2000, several similar shareholder class action lawsuits were filed against Foundry and certain of its officers in the United States Court for the Northern District of California, following Foundry’s announcement of its anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected as required by law and such plaintiffs filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased Foundry’s common stock during the period from September 7, 2000 to December 19, 2000. The Company then brought the first of four successful motions to dismiss the complaint. However, while the District Court granted each of the motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003 (after 4 prior dismissals with leave to amend) the District Court granted the Company motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in favor of the Company, dismissing the plaintiff’s Fifth Amended Complaint. On September 29, 2003 plaintiff filed a Notice of Appeal of the judgment with the United States Court of Appeals for the Ninth Circuit, which has directed plaintiff to file its appeal brief by January 15, 2004. The Company believes that the District’s Court Judgment validates its conviction that the lawsuit is without merit and will defend the District Court’s judgment vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Foundry common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of its officers (the “Foundry Defendants”), including its Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for the Company’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. No specific damages are claimed. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the Complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against the Company and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against the remaining Foundry individual defendants on the basis that those defendants allegedly sold the Company’s stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. The Company has decided to accept a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against Foundry in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent has also brought suit on the same patents (and one additional patent) against one of Foundry’s competitors. This matter has been set for trial commencing December 7, 2004. The case is in the early stages of discovery. The parties have made initial disclosures and exchanged written discovery and documents. Depositions have not yet commenced. Foundry has analyzed the validity of Lucent’s claims and believes that Lucent’s suit is without merit. Foundry is committed to vigorously defending itself against these claims.

From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Irrespective of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted to reflect the impact of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, the Company has not recorded such provisions in accordance with SFAS 5. In the event of a determination adverse to the Company, the Company could incur substantial monetary liability, and be required to change its business practices. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

(b)    Reports on Form 8-K.

The Registrant furnished a Current Report on Form 8-K dated July 23, 2003 to report the announcement of our financial results for the quarter ended June 30, 2003, pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)

By:	/s/ TIMOTHY D. HEFFNER Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2003