Form 10-K
period 2003-12-31
FOUNDRY NETWORKS INC
filed 2004-03-15
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 000-26689

FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0431154
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The aggregate market value of the registrant’s voting stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second quarter, was approximately $1,552,169,505, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 134,483,114 shares of the registrant’s common stock issued and outstanding as of March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10-14) incorporates information by reference from the definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed hereafter.

FOUNDRY NETWORKS, INC.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections entitled “Business—Research and Development,” “Business—Competition,” “Business—Intellectual Property,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Foundry Networks, Inc., together with its consolidated subsidiaries (collectively “we” or “us”), undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2004. All public reports filed by us with the Securities and Exchange Commission (the “SEC”) are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.

Item 1. Business

Overview

Foundry Networks, founded in 1996, is a leading provider of next-generation networking products. We design, develop, manufacture and market solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing and wired and wireless local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), and the web. We sell a wide variety of both fixed configuration switches, typically referred to as stackables, and modular platforms, referred to as chassis. Our combined product breadth allows us to offer global end-to-end solutions within and throughout a customer’s networking infrastructure, regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wireless access points and wiring closets connecting the desktops together within an enterprise, to the mission critical LAN backbone and data center. We provide robust and high-performance routing solutions from the Internet core to the edge of the Internet data centers and a customer’s network of web and application servers. Our Metro routers deliver the capabilities and performance needed to provide efficient and reliable core routing services to Internet data centers around the world. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high-performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that direct traffic flow efficiently.

Our networking products have been deployed in key enterprise markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, transportation, e-commerce, and universities. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For enterprises, we provide a complete end-to-end solution with our FastIron®, FastIron Edge®, IronPointTM, BigIron®, ServerIron®, and EdgeIronTM product lines. Our enterprise portfolio of products, combined with our network management and security, meets the needs for wireless access, wiring closet, data center, and campus solutions. For service providers, we offer our high-performance BigIron switches, NetIron® Metro routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager products. Our products support a wide array of interfaces such as wireless, 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. We sell our products through a direct sales force, resellers, and OEM partners. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the growing enterprise, government, and service provider markets.

Next Generation Needs

Two trends continue to drive the network infrastructure market. First, as businesses seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Due to the increased use of multiple traffic types for many applications, enterprises and service providers have an acute need for solutions that provide network intelligence to distinguish among and prioritize network traffic based on types of traffic, content being requested, and the applications deployed. Network intelligence allows anyone supporting electronic business on the web to maintain network reliability and offer differentiated, fee-based quality of service.

Second, as the Internet has evolved, traffic crossing the WANs has shifted from primarily voice traffic to primarily data traffic. Historically, the basic technology used to move traffic within WANs has been SONET, which was primarily designed to carry voice traffic. As the majority of wide area traffic has migrated to data, service providers are looking for a technology that is better suited to handle data traffic. Gigabit Ethernet, which has emerged as the ubiquitous LAN technology, is gaining momentum as the solution for MANs. This momentum has been propelled in part by the low cost and availability of off-the-shelf Ethernet networking equipment and the large pool of qualified networking specialists that are proficient in Ethernet technology. 10 Gigabit Ethernet is a key factor in this momentum for MANs because providers can quickly build out high-speed networks. The general acceptance and large volume of Ethernet installations in LANs have, over time, led to improved performance and significantly lower prices.

As bandwidth demand increases and bandwidth-intensive applications are being made available to enterprise and private users, a new class of service provider is beginning to emerge, the Metro service provider (Metro SP). We have had significant success in providing our Ethernet solutions for MANs across the globe. Metro SPs provide the critical intermediary network between enterprises and long-haul regional networks. Using long-haul Gigabit Ethernet as the enabling technology, these service providers deliver new services such as broadband Internet access, bandwidth-on-demand and virtual LANs across the Metro and regional areas to business and private users. In this application, Gigabit Ethernet provides high-bandwidth, high-reliability, and high-density solutions that enable multi-services such as voice-over-IP and virtual private networks to be delivered over a common backbone.

Strategy

Our objective is to be a leading provider of next-generation, high-performance network solutions. We intend to achieve this objective by providing a broad suite of the most cost-effective, highest-performing network switching products. Key elements of our strategy include:

Continue to Deliver Products that Meet the Needs of the High-End Switching Segment. Our high-performance Ethernet switches have achieved both commercial success and high levels of customer satisfaction. We will continue to broaden our product offerings to meet customer business needs with a full range of networking products. We will continue to broaden our high-end enterprise and service provider switch portfolio to meet the needs for greater bandwidth, more flexible interfaces, advances in Internet networking protocols, and enhanced security. This commitment has been demonstrated by our introduction of TerathonTM ASICs, JetCoreTM ASICs, Gigabit-over-Copper, and second-generation 10 Gigabit Ethernet products. We intend to continue to offer value-added feature sets that provide for redundancy and ease of use and management of the network, yielding a higher return on investment and with a lower total cost of ownership.

We have successfully introduced products that implement solutions in five strategic areas, and we intend to continue to enhance our product portfolio in these areas:

•	10 Gigabit Ethernet—Our 10GbE solutions have achieved commercial success in the marketplace and we remain a leader in 10 Gigabit Ethernet. Our 10GbE customers include healthcare, government, research, university, and media organizations. As the boundaries of LANs, MANs and WANs continue to blur, companies will want to unify networks at a lower cost, with fewer management and operational requirements. 10GbE is the logical evolution of Ethernet that delivers the reliability of optical networks. 10GigE addresses the key concerns facing businesses today—the continued need for additional bandwidth while building a reliable network. In 2003, we announced and delivered our Terathon class of products that provide exceptional 10GbE port density. We also delivered 1GbE modules in 2003 to meet the demands of our customers for connectivity options. Our first two products with the new Terabit-capacity switching fabric were the BigIron MG8 enterprise switch and the NetIron 40G Metro router. We intend to sustain our leadership in 10GbE with additional products and modules.

•	Wireless Networking—We introduced our first wireless product offering, the IronPoint 200 wireless access point, in conjunction with the ratification of key industry standards in the third quarter of 2003. Our wireless product offering delivers strong security, seamless mobility, enhanced user policies, centralized management, ease of use, and seamless integration with our wired networks. The IronPoint 200 offers enterprises maximum flexibility with optimal controls for increased productivity and secure deployments. Effective and efficient management of networking resources is key to cost containment and reliability. Therefore, we also developed an IronPoint edition of the IronView Network Manager system. This software provides centralized wireless access point management. Our high-performance FastIron Edge Layer 2/3 switches can be software upgraded to enable integrated wireless LAN capability. Our wireless-enabled switches will provide seamless wireless LAN support, including Layer 2/3 mobility, enhanced monitoring and reporting with sFlow, secure web guest authentication, IPsec/VPN pass-through for existing VPN support, enhanced authentication, security and user policy control, and enhanced AP management. As a result, we offer one of the most complete suites of integrated infrastructure management applications for wired and wireless networks. We intend to further develop and support new wireless networking products and upgrades.

•	Voice-over-IP (VoIP)—An increasing number of enterprises are migrating to converged environments in which voice, video, and data are carried by the same network to take advantage of valuable business benefits such as reduced costs and increased productivity. A converged network needs more than just new devices such as IP telephones or IP video cameras. A converged environment needs a network foundation that provides superior performance and high availability. We deliver both the high-performance networking products in our FastIron Layer 2/3 Enterprise Switches and the tools necessary to configure and optimize a converged environment with our IronView Network Manager system. Our adherence to industry and international standards has been validated by our customers who have successfully used a wide variety of IP phones and cameras from different suppliers, including those of our competitors. In 2003, we delivered new FastIron Edge switches with power-over-Ethernet. This provides customers with the technology needed to power new devices such as IP phones, realize optimal network performance, and manage network resources. We intend to further develop and expand our networking and management offerings for converged environments so that customers will have more options for efficiencies and productivity.

•	Security—As networking has become an essential part of nearly all businesses, agencies, and organizations, security has become an integral part of designing and deploying today’s networks and data centers. As networks and data centers become more complex with greater openness and interoperability, the challenge to securing them similarly increases. Threats are myriad, changing, and imposed from both external and internal sources. Responses to them can be no less dynamic. Our IronShield security encompasses network level features that we have deployed in our full range of Layer 2-7 switches, routers, and intelligent traffic management devices to implement secure networks. Our focus is on using networking devices as policy enforcement points that do not compromise performance. Since our inception, we have delivered innovative, effective, and efficient functions and features into our products to provide network security. In 2003, we published a comprehensive white paper on networking security and provided it free of charge to the public in the interest of contributing to the further development of best practices for networking security. We intend to continue our investment in security and best practices, and to build them into all of our products. We remain committed to a strategy of standard-based implementations and product offerings so that our customers will benefit from ease of use and interoperability.

•	Internet Protocol version 6 (IPv6)—The U.S. federal government has joined the growing list of customers requiring IPv6 adoption. Previously, these customers were in international markets. The widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. In 2003, we delivered the NetIron 4802 stand-alone router with support for IPv6 and the existing IPv4. This device has been deployed by customers with a need to deploy dual-IPv4-IPv6 networks. We also began a phased implementation of IPv6 support in our BigIron and NetIron products. We intend to further develop and deliver IPv6 solutions including software upgrades and new management modules.

Continue to Expand our Metro Router Capabilities to Address this Growing Market and Deliver a New Level of Price/Performance. We will continue to bring new features and functionality to our Metro router platform and add to our product offering by incorporating leading-edge features. These new enhancements include features such as MPLS (Multi-Protocol Label Switching), and VPLS (Virtual Private LAN Services).

We provide a wide range of features for both MPLS and Layer 2 Metro architectures with industry-leading scalability and reliability. We were the first to deliver Layer 3 10 Gigabit Ethernet and we intend to pursue further innovation that will expand our leadership.

Continue to Leverage our Product Capabilities to Address Emerging Markets. This includes metropolitan area networking (MAN), Gigabit Ethernet storage area networking (SAN), voice-over-IP (VoIP), and content distribution networks. As noted above, the key advantages of Gigabit Ethernet, such as price, simplicity, ease of use, will allow this technology to migrate into many new adjacent markets over time. Our strategy is to position ourself to benefit from acceptance of Gigabit Ethernet in such environments as MAN, SAN, VoIP, and content distribution. To accomplish this, we have added the necessary features and enhancements to our products to provide an ideal solution for these customers. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. This permits us to remain entirely focused on network infrastructure and provide complete solutions to our customers.

Continue our Market Leadership Position in Internet Traffic Management Systems. We believe demand for Internet traffic management intelligence capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to maintain our leadership position in this market by continually improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to end-user customers, while providing a high degree of service reliability.

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

Deliver World Class Service and Support. We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to minimize our customers’ network downtime by offering a wide range of service and support programs to meet individual customer needs, including prompt on-site hardware repair and replacement, twenty-four hour, seven days-a-week web and telephone support, parts depots in strategic global locations, implementation support, pre-sales service, system software and network management software upgrades, and technical documentation updates.

Sales and Marketing

Our sales strategy includes domestic and international field sales organizations, domestic and international resellers, OEM relationships, and marketing programs.

Domestic field sales. Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization also works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2003, our domestic sales organization consisted of 146 sales representatives and systems engineers.

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

International sales. Internationally, product fulfillment and first level support is provided by resellers and integrators. Our international resellers include Mitsui & Co., Inc., in Japan, Samsung Electronics in Korea, Shanghai Gentek Corp. Ltd. and Global Technology Integrator Ltd. in China, Spot Distribution in the United Kingdom, and Pan Dacom Networking AG and GE CompuNet in Germany. As of December 31, 2003, our international field organization consisted of 94 sales representatives and system engineers who conduct sales, marketing, and support activities. Our international sales organization establishes and maintains direct relationships with resellers, integrators and end-users. Our export sales represented 35%, 38%, and 35% of net revenues in 2003, 2002, and 2001, respectively.

OEM/Co-Branding. We have OEM/Co-Branding relationships established with Hewlett-Packard Company, Hitachi, Ltd., Lucent Technologies, Digital China Holdings Ltd. and NEC Corporation. Our OEMs market and sell our products on a private label basis through their worldwide sales forces and also purchase our products for use in their own internal networks. Our agreements with OEMs provide that the OEMs may postpone, cancel, increase or decrease any order prior to shipment without penalty.

Marketing programs. We have numerous marketing programs designed to inform existing and potential customers, the press, industry standard analyst groups, and resellers and OEMs, about the capabilities and benefits of us and our products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars and Webcasts, participation in independent third-party product tests, presentations, and our maintenance of our web site.

Customer Service and Support

Our service and support organization maintains and supports products sold by our field organization to end-users. Our service and support organization provides 24-hour assistance, including telephone, Internet and worldwide web support. Our customer service offerings also include parts depots in strategic locations globally, implementation support, and pre-sales service. Our resellers and OEMs are responsible for installation, maintenance and support services to their customers.

We provide all customers with our standard, limited one-year hardware and 90-day software warranty. We also have four levels of customer service offerings to meet specific support needs. Our Titanium service program provides the most comprehensive support and includes advance hardware replacement within four hours delivered by a trained technician for on-site support. Our Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. Our Gold program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. Our Silver service program is tailored for customers who typically purchase spares inventory as part of their overall contingency plan. Our Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.

We have regional Centers-of-Excellence in San Jose, Boston, New York, Chicago, Denver, Herndon, Irvine, London, Hong Kong, Toronto and Tokyo. These Centers-of-Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. The Centers-of-Excellence are fully equipped to demonstrate our award-winning, high-performance product lines including NetIron Metro routers, BigIron Layer 3 switches, FastIron Enterprise switches, and ServerIron Layer 4-7 traffic management switches. They also support interoperability testing, provide hands-on training for customers, and showcase our end-to-end LAN, MAN and WAN solutions. These Centers-of-Excellence allow us to deliver superior customer service and expand service offerings to our rapidly growing worldwide installed base.

Quality Assurance

In 2003, we demonstrated our commitment to quality assurance and testing by expanding and adding dedicated quality assurance test labs and facilities. Our software quality assurance test processes have been enhanced and deepened. In particular, we have focused heavily on test automation so that testing is both comprehensive and expandable. In order to continue to provide the highest level of customer service, our internal resolution labs were expanded in 2003 to approximately twice their previous size. Because quality is a priority in all of our operating units, we have a quality council consisting of interdepartmental leaders that meet weekly to monitor quality and to drive continuous improvement. The results of our enhancements are measured by several metrics, including the number of events reported to customer support in relation to systems shipped.

Manufacturing

We operate under a modified “turn-key” process, utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. We maintain control and procurement responsibility for all proprietary components. All designs, documentation, selection of approved suppliers, quality control, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance for subassemblies and final assembly and test. Our manufacturing process also includes the configuration of hardware and software in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and “burn-in” procedures, as well as comprehensive inspection and testing, to ensure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of products delivered to customers. We have selected this approach to ensure our ability to respond to rapid growth and sudden market shifts.

We currently have four manufacturing partners. Celestica, Inc., located in San Jose, California, Flash Electronics, Inc., in Fremont, California, and Proworks Inc, located in San Jose, California, assemble and test printed circuit boards. Sanmina-SCI Corp., located in San Jose, assembles and tests printed circuit boards and our backplane products. Celestica, Inc., Sanmina-SCI Corp., and Flash Electronics, Inc. have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the scheduled delivery date.

We design all ASICs, printed circuit boards and sheet metal, and work closely with semiconductor partners on future component selection and design support. All materials used in our products are subject to a full qualification cycle and controlled by use of an “approved vendor listing” that must be followed by our sources. We perform extensive testing of all of our products, including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see “Risk Factors—Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders” for a review of certain risks associated with our manufacturing operations.

We currently purchase components from several sources, including certain integrated circuits, power supplies and long-range optics, which we believe are readily-available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period. Please see “Risk Factors—We purchase several key components for our products from several sources; if these components are not available, our revenues may be harmed.”

Backlog

Our backlog represents orders for which a purchase order has been received for product to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling or product specification changes by the customers. Although we believe that our backlog is firm, orders may be cancelled by the customer without penalty. For this reason, we believe our backlog at any given date is not a reliable indicator of future revenues.

Research and Development

Our future success depends on our ability to enhance existing products and develop new products that incorporate the latest technological developments. We work with customers and prospects, as well as partners and industry research organizations, to identify and implement new solutions that meet the current and future needs of businesses. Whenever possible, our products are based on industry standards to ensure interoperability. We intend to continue to support emerging industry standards integral to our product strategy.

Our research and development operations involve development activities that utilize both custom and commercial silicon, which enables us to quickly bring new products and features to market. We are currently developing new switching solutions that provide new levels of performance, scalability and functionality We had 159 engineers at the end of 2003, compared to 153 engineers at the end of 2002 and 135 engineers in 2001. Our research and development expenses were $40.5 million in 2003, $34.9 million in 2002 and $33.9 million in 2001, or 10%, 12% and 11% of net revenues, respectively.

Competition

We believe we perform favorably with respect to key competitive factors that affect our markets, including technical expertise, pricing, new product innovation, product features, service and support, brand awareness and distribution. Our products have won numerous awards. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts and through the continued implementation of cost reduction efforts. However, our market is still evolving and we may not be able to compete successfully against current and future competitors.

The market in which we operate is highly competitive. Cisco Systems, Inc. (“Cisco”) maintains a dominant position in our market and several of its products compete directly with ours. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following introduction, which reduces the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete. We believe our technology and the purpose-built features of our products make them unique and allow us to compete effectively against Cisco and other competitors. Although we believe that we are currently among the top providers of networking solutions, there can be no assurance that we will be able to compete successfully against Cisco, currently the market leader in network infrastructure solutions.

In addition to Cisco, we compete against other companies, such as Extreme Networks, Inc., Juniper Networks, Inc., Nortel Networks Ltd., Enterasys Networks Inc., 3Com Corp., Huawei Technologies Co., Ltd., and Alcatel. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN, and WAN solutions. Please see “Risk Factors—Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability. ”

Intellectual Property

Our success and ability to compete are heavily dependent on our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore and JetCore hardware architecture, our IronWare software, our IronView network management software, and certain mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies.

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

The networking industry is increasingly characterized by the existence of a large number of patents, frequent claims of infringement, and related litigation regarding patent and other intellectual property rights. In addition, leading companies in the networking market may have extensive patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe intellectual property rights claimed by others. See Item 3 “Legal Proceedings” below for pending litigation related to intellectual property matters and “Risk Factors—We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.”

Employees

As of December 31, 2003, we had 588 employees, consisting of 308 in sales and marketing, 159 in engineering, 67 in manufacturing and 54 in general and administrative. None of our employees is represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good.

We are committed to our responsibility to maintain employment practices that promote affirmative action and equal opportunity in hiring, promotions, compensation and employee development without regard to race, color, religion, sex, national origin, age, disability, sexual orientation, marital status or veteran status.

Item 2. Properties

Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices in the following locations:

AMERICAS	EMEA	APAC
San Jose, California	London, England	Tokyo, Japan
Irvine, California	Munich, Germany	Singapore
Salt Lake City, Utah	Paris, France	Hong Kong
Chicago, Illinois	Amsterdam, Netherlands	Sydney, Australia
Fort Lauderdale, Florida	Milan, Italy	Beijing, China
New York City, New York
Herndon, Virginia
Toronto, Canada

We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices. Our principal web server equipment and operations are maintained in our corporate headquarters in San Jose, California.

Item 3. Legal Proceedings

In December 2000, several similar shareholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiff’s fifth amended complaint. On September 29, 2003, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. We have reviewed the appeal and are in the process of preparing our response. We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (the “Foundry Defendants”), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

In March 2001, Nortel Networks Corp. (“Nortel”) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief and unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. We have analyzed the validity of Nortel’s claims and believe that Nortel’s suit is without merit. We are committed to vigorously defending ourself against these claims. On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages.

In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. The parties are in the process of rescheduling the court dates in view of the District Court’s order to sever the cases. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourself against Lucent’s claims.

On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted on a quarterly basis to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, we have not recorded any such provisions in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability, or be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. Submission Of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Foundry’s common stock commenced trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol “FDRY”. As of December 31, 2003, there were approximately 380 holders of record of the common stock. The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	High	Low
2003
Fourth quarter	$27.68	$21.88
Third quarter	$23.77	$15.25
Second quarter	$16.00	$7.92
First quarter	$10.13	$7.39

2002
Fourth quarter	$10.23	$4.44
Third quarter	$9.50	$5.48
Second quarter	$7.44	$4.86
First quarter	$9.30	$5.62

Dividend Policy

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Unregistered Securities Sold in 2003

We did not sell any unregistered shares of our common stock during 2003.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues, net	$399,628	$300,742	$311,176	$377,156	$133,522
Gross margin	258,770	160,550	153,035	242,826	76,910
Gross margin percentage	65%	53%	49%	64%	58%
Income (loss) from operations	112,057	27,171	(1,591)	130,896	30,736
Net income	75,082	22,537	2,886	88,121	22,872
Basic net income per share	$0.60	$0.19	$0.02	$0.80	$0.42
Diluted net income per share	$0.55	$0.18	$0.02	$0.69	$0.20

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$505,684	$326,453	$274,734	$252,245	$160,167
Working capital	422,331	390,543	354,054	339,369	180,508
Total assets	658,144	451,535	412,138	398,466	213,498
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	590,495	398,099	361,832	345,016	181,604

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.

Overview

Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers, and Internet traffic management products. Our customers include Internet and Metro service providers, and enterprises such as e-commerce sites, entertainment, health and wellness, financial and manufacturing companies, universities, and government agencies. Our product suite includes the FastIron® family of Layer 2/3 enterprise switches, the IronPointTM family of wireless access points, the BigIron® family of Layer 3 backbone switches, the EdgeIron® family of Layer 2 wiring closet switches, the NetIron® family of Metro routers, the ServerIron® family of Layer 4-7 traffic management switches, and the IronViewTM Network Management software system.

Business Environment

At the end of 2000, the data networking industry entered a period of market contraction as global economies entered a recessionary period and the global IT environment experienced excess network capacity from the large volume of networking equipment deployed during the previous two years in anticipation of high network traffic growth. This was particularly evident with telecom carriers and service providers who significantly reduced their IT budgets in response to excess capacity when network traffic did not increase as expected. According to an independent research group, after two years of significant growth in excess of 25% in 1999 and 2000, the market for Ethernet-based products decreased 13% in 2001 and 3% in 2002, before stabilizing and showing a slight 1% growth rate in 2003.

In response to this economic environment, we shifted our sales focus from telecom carriers and service providers to enterprises and government agencies. We also evolved our core strategy from one of ‘performance’, to one of ‘features and performance.’ Since many of our enterprise customers had not only reduced their IT budgets, but also the size of their IT staffs, we focused our development efforts on product enhancements that would reduce total cost of ownership and allow enterprise customers to manage their networks with fewer resources.

Although the data networking industry experienced slight growth in 2003, many of our customers remain cautious about their capital spending and many of our competitors continue to struggle financially. We believe economic conditions have improved, but are uncertain as to the duration and strength of the economic recovery.

2003 Financial Performance

•	2003 marks our fifth consecutive year of profitability since we went public in September 1999.

•	Our revenues for 2003 were $399.6 million, a 33% increase over 2002. Sales to the U.S. government represented 31% of our revenues in 2003, compared to 15% in 2002. Revenues per employee increased to an industry-high of $680,000 in 2003, compared to $515,000 in 2002.

•	Our gross margins improved from 53% in 2002 to 65% in 2003. This improvement was achieved primarily as a result of economies of scale associated with our year-over-year revenue growth of 33%, significant cost reduction for both components and assemblies, and, to a lesser extent, increased sales of higher-end, higher gross margin products.

•	Net income in 2003 was $75.1 million, or 19% of revenues, compared to $22.5 million, or 7% of revenues, in 2002. In 2003, we grew our revenues and improved our gross margins, while carefully controlling expenses to achieve bottom line growth.

•	Our balance sheet remains debt-free, with cash and investments of $505.7 million, an increase of $179.2 million from 2002. In 2003, we generated $115.4 million of cash from operations and received $70.6 million of cash from employee stock option exercises.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates that can have a significant effect on our results of operations and the value of certain assets and liabilities on our consolidated financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These and other significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in this Form 10-K.

Revenue Recognition

We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. When sales arrangements contain multiple elements (i.e., hardware, training, and installation), judgment is applied to determine the appropriate accounting, including how we allocate revenue to each element and when we recognize revenue for each element.

Product revenue is generally recognized at the time of shipment, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency.

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience with repair costs related to warranty claims. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of revenues could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by us to calculate estimated sales returns does not reasonably approximate future returns, revenue in future periods could be affected.

Allowance for Doubtful Accounts

Customers are subject to a credit review process, which evaluates the customer’s financial condition and ability to pay, and are generally assigned a credit limit that may be increased only after a successful collection history with the customer has been established. We continually monitor and evaluate the collectibility of our trade receivables and actively manage our accounts receivable to minimize bad debt. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or significant deterioration in financial condition. We estimate allowances for doubtful accounts for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due and historical collection experience. If circumstances change, estimates regarding the collectibility of receivables would be adjusted. We mitigate some collection risk by requiring certain international customers to provide letters of credit or bank guarantees prior to placing an order with us. Although we believe our allowance for doubtful accounts is adequate and that the judgment we applied is appropriate, our actual amount of bad debt could differ materially from our estimate.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products. We perform a detailed assessment of our inventory each period, which includes a review of, among other factors, demand requirements, manufacturing lead-times, technological changes, product life cycles and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we estimate the amount of excess, obsolete and impaired inventory, and provide reserves to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower or cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying cost until it is sold or otherwise disposed of. Revisions to our inventory reserves may be required if actual factors differ from our estimates.

We subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. As of December 31, 2003, we were potentially committed to purchase approximately $50.1 million of such inventory. If actual demand for our products is below the level in our production forecasts, we may have excess inventory or a liability as a result of our purchase commitments with our contract manufacturers.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our deferred tax assets as of December 31, 2003 and 2002 were $33.3 million and $28.6 million, respectively.

Loss Contingencies

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

Results of Operations

Net Revenues

The following table presents net product and service revenues for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands):

	Year Ended December 31,
	2003	% of Net Revenues	2002	% of Net Revenues	2001	% of Net Revenues
Net revenues:
Product	$351,325	88%	$264,998	88%	$281,388	90%
Service	48,303	12%	35,744	12%	29,788	10%
Total net revenues	$399,628	100%	$300,742	100%	$311,176	100%

Net product revenues were $351.3 million, $265.0 million, and $281.4 million in 2003, 2002, and 2001, respectively, representing an increase of 33% in 2003 and a decrease of 6% in 2002. The 33% increase in 2003 can be attributed to an increase in overall IT spending, increased market share and expanded sales coverage. During 2003, we focused our sales efforts on broadening our customer base, particularly in non-cyclical customer verticals such as healthcare, research enterprises, government agencies, and universities, that typically demonstrate continued capital spending during slow economic cycles. Sales to the U.S. government were particularly strong in 2003, accounting for 31% of our total revenues, compared to 15% in 2002, due to the government’s effort to both expand and upgrade their networks. In late 2002, the federal government certified many of our JetCore-based products for sale to the Department of Defense (“DOD”). Once certified, we generated significant revenue from sales of these products to the DOD. Our success within the global enterprise market and the U.S. federal government can be attributed to our ability to offer a compelling value proposition, our product architecture, which provides an easy migration path to new technologies with minimal disruption, and our financial strength relative to other data networking vendors. We also experienced significant revenue growth in Japan in 2003, due to the establishment of a direct sales force in 2002 to complement our reseller relationship with Mitsui, one of our largest resellers. In 2003, our expanded sales coverage in Japan resulted in sales growth of 57% in that country.

Product revenues decreased 6% in 2002 from 2001, due to lower average selling prices caused by weak economic conditions, competitive pressures, and reduced IT spending. Although our product revenues grew from $54.7 million in the first quarter of 2002 to $76.6 million in the fourth quarter of 2002, as a result of market acceptance of our new products introduced in early 2002, we were unable to achieve product revenue growth year-over-year due to difficult economic and IT spending conditions.

The following table presents net chassis and stackable product revenues for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands):

	Year Ended December 31,
	2003	% of Net Revenues	2002	% of Net Revenues	2001	% of Net Revenues
Net product revenues:
Chassis	$281,060	80%	$206,698	78%	$216,669	77%
Stackable	70,265	20%	58,300	22%	64,719	23%
Total net product revenues	$351,325	100%	$264,998	100%	$281,388	100%

We offer products in two configuration platforms, a fixed configuration stackable or a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. Chassis use a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network and then reconfigure the chassis to be used in the backbone or core of their network. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products. Our chassis products accounted for 80%, 78%, and 77% of our net product revenues in 2003, 2002, and 2001, respectively. We do not expect sales of our chassis and stackable products to fluctuate significantly as a percentage of total product revenues in the future.

Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from providing training and installation services. Net service revenues were $48.3 million, $35.7 million, and $29.8 million in 2003, 2002, and 2001, respectively, and accounted for 12% of total revenues in 2003 and 2002, and 10% in 2001. The revenue increases in absolute dollars were due to a larger installed base of our networking equipment each year as customers purchased new support contracts with their new equipment purchases and renewed maintenance contracts on existing equipment. Our customer base grew from 3,700 customers at the end of 2001, to 5,200 customers in 2002, and to 6,500 customers at the end of 2003.

For the year ended December 31, 2003, two customers accounted for greater than 10% of our total revenues. Mitsui, a reseller in Japan, accounted for 12% of our total revenues, and a U.S. government integrator accounted for 11% of our total revenues. In 2002, Mitsui accounted for 11% of our revenues. No individual customer accounted for more than 10% of our total revenues in 2001. Sales to the U.S. government represented approximately 31% and 15% of our total revenues in 2003 and 2002, respectively, and less than 10% of our total revenues in 2001.

International sales represented 35%, 38%, and 35% of our total revenues for the years ended December 31, 2003, 2002, and 2001, respectively. One individual country outside of the United States, Japan, accounted for 13% and 11% of our total revenues in 2003 and 2002, respectively. No individual country outside of the United States accounted for greater than 10% of our total revenues in 2001. Sales to customers located in Japan increased in 2003 as a result of our expanded sales presence in Japan.

Gross Margins

The following table presents gross margins and gross margin percentages for product and service revenues for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands):

	Year Ended December 31,
	2003	Gross Margin %	2002	Gross Margin %	2001	Gross Margin %
Gross margins:
Product	$218,213	62%	$130,350	49%	$131,193	47%
Service	40,557	84%	30,200	84%	21,842	73%
Total gross margin	$258,770	65%	$160,550	53%	$153,035	49%

Our cost of product revenues consists primarily of materials, labor, manufacturing overhead, warranty costs, and provisions for excess and obsolete inventory. Product gross margins were $218.2 million, $130.4 million, and $131.2 million in 2003, 2002, and 2001, or 62%, 49%, and 47% of product revenues, respectively. The increase in product gross margin as a percentage of product revenues in 2003 was due primarily to cost efficiencies associated with increased business volume in 2003 and significant reductions of our component and sub-assembly costs. Product margins improved to a lesser extent as a result of increased sales of our high-end, high-margin products in 2003 and lower provisions for excess and obsolete inventory. During 2003, our total port shipments of all products increased by 32% from 2002, but our shipments of Gigabit Ethernet ports, a higher gross margin product, grew by 67%. This shift in product mix was due to our customers’ increasing preference for Gigabit Ethernet, a Layer 4-7 switching technology and higher gross margin product, instead of 10/100 Ethernet, a Layer 2/3 technology and lower gross margin product. This product mix shift contributed to our gross margin improvement in 2003. During the first nine months of 2003, our component and assembly costs were reduced significantly, which dramatically improved our gross margins. In the fourth quarter of 2003, our component and assembly costs stabilized. Lead-times for various components have lengthened recently as a result of IT spending and the general economic recovery. As component demand increases and lead-times become longer, our suppliers are less inclined to reduce component costs. If we are unable to further reduce component costs, or our selling prices decline, our gross margins may also decline. See “Risk Factors—Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

The 2% increase in product gross margins from 47% in 2001 to 49% in 2002 was due to significantly lower inventory provisions in 2002, offset by increased manufacturing overhead expenses due to the expansion of our manufacturing facility. Inventory provisions were $12.0 million in 2003, $16.4 million in 2002, and $24.9 million in 2001. Significant inventory reserves were provided in 2001 in connection with our transition from IronCore ASIC-based products to products incorporating our next-generation JetCore ASICs.

Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include material costs, labor, and overhead. Service gross margins were 84% in 2003 and 2002, and 73% in 2001. Despite significantly higher service revenues in 2003, our service gross margin percentage remained unchanged from 2002, due primarily to increased service inventory and labor costs associated with supporting a larger customer base. As noted above, our customer base grew considerably between 2001 and 2003. Service gross margin as a percentage of service revenue increased in 2002, compared to 2001, due to a write-off of service inventory at customer sites in 2001. Many of our customers ceased operations during 2001 due to the economic recession and, as a result, we were unable to recover our service inventory. We expect service gross margins to experience variability over time due to the timing of technical support initiations and renewals and additional investments in our customer support infrastructure.

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table presents research and development, sales and marketing, and general and administrative expenses for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands):

	Year Ended December 31,
	2003	% of Net Revenues	2002	% of Net Revenues	2001	% of Net Revenues
Research and Development	$40,473	10%	$34,933	12%	$33,947	11%
Sales and Marketing	$88,439	22%	$82,924	28%	$90,786	29%
General and Administrative	$17,570	4%	$14,451	5%	$27,185	9%

Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment used in research and development activities. Research and development expenses were $40.5 million, $34.9 million, and $33.9 million in 2003, 2002, and 2001, or 10%, 12%, and 11% of revenue, respectively. The increase in research and development expenses in 2003 was due primarily to prototype expenses incurred in connection with development of our terabit-capacity Ethernet switching products, and, to a lesser extent, an increase in our average headcount from 147 engineers in 2002 to 159 engineers in 2003. Research and development expenses increased $1.0 million in 2002 due to an increase in headcount from an average of 118 engineers in 2001 to 147 engineers in 2002, offset by reduced prototype expenses in 2002 as a result of the completion of our next-generation JetCore ASICS in 2001. We believe continued investment in product enhancements and new product development is critical to achieving our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support activities, costs associated with trade shows, advertising, and promotions, and the cost of facilities. Sales and marketing expenses were $88.4 million, $82.9 million, and $90.8 million in 2003, 2002, and 2001, or 22%, 28%, and 29% of revenues, respectively. The increase in absolute dollars from 2002 to 2003 was primarily due to higher sales commissions as a result of increased revenues in 2003, higher travel costs associated with expanding our sales coverage, and to a lesser extent, increased marketing expenses associated with the launch of new products in 2003. The decrease in absolute dollars from 2001 to 2002 was primarily due to a 5% reduction in our domestic sales force in 2002. We believe that continued investment in sales and marketing activities is critical to our success, and expect these expenses to increase slightly in absolute dollars in 2004 as we initiate additional sales and marketing programs to support our products.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, costs of facilities, bad debt, legal fees, and other general corporate expenses. General and administrative expenses were $17.6 million, $14.5 million, and $27.2 million in 2003, 2002, and 2001, or 4%, 5%, and 9% of revenue, respectively. The $3.1 million increase in 2003 was primarily due to an increase of $3.0 million in legal expenses related to litigation matters discussed in Part I Item 3 “Legal Proceedings,” and an increase of $0.9 million in executive bonuses, offset by a $1.2 million decrease in bad debt expense as a result of the effect of improved economic conditions on the financial condition of our customer base. The decrease of $12.7 million from 2001 to 2002 was primarily due to the effect of the economic recession in 2001. In 2001, we recorded a provision for doubtful accounts receivable of $9.1 million, a charge of $2.8 million in 2001 for the write-down of a note receivable from a stockholder, and $1.1 million of costs related to consolidation of facilities. In 2002, we recorded only $0.3 million for doubtful accounts, and did not incur any expenses for write-downs of notes receivable or consolidation of facilities. We expect general and administrative expenses to increase slightly in 2004, compared to 2003.

Amortization of deferred stock compensation. In connection with the granting of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date stock options were granted. We recorded no additional deferred stock compensation after 2000. Deferred stock compensation was amortized to operations over the respective vesting periods of the options. We recorded amortization of deferred stock compensation expense of approximately $231,000, $1.1 million, and $2.7 million for fiscal 2003, 2002, and 2001, respectively. We have no remaining deferred stock compensation at December 31, 2003.

Interest income. We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest income of $5.2 million, $5.0 million, and $8.7 million in 2003, 2002, and 2001, respectively. Despite higher levels of cash and investments throughout 2003, interest income remained nearly unchanged from 2002 due to lower average interest rates in 2003. Interest income decreased from 2001 to 2002, primarily due to lower average interest rates on our portfolio of fixed income securities in 2002. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Write-down of minority investment. In February 2001, we made a $2.5 million minority investment in a privately-held development stage company, who was also a customer. Total sales to this customer were insignificant. In December 2001, we determined that the investment’s decline in fair market value was other than temporary based on certain factors such as the value of the investee’s most recent round of financing, market and industry conditions, and the financial condition of, and business outlook for, the investee. Accordingly, we wrote-down our entire minority investment during the year ended December 31, 2001.

Income taxes. The effective tax rate for the years ended December 31, 2003, 2002, and 2001 was 36%, 30%, and 38%, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, foreign sales corporation tax benefits, and tax-exempt interest income. Since tax-exempt interest income and research and development credits as a percentage of net income were significantly higher in 2002 than in 2003, our effective tax rate was higher in 2003. In addition, we recorded a valuation allowance of $1.0 million in 2003 against a deferred tax asset associated with a capital loss carryover, as we do not believe we can generate significant capital gains from our investment portfolio to utilize the capital loss carryover before its statutory expiration in 2007.

Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $46.5 million, $4.8 million, and $10.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Liquidity and Capital Resources

At December 31, 2003, we had cash and investments totaling $505.7 million, an increase of $179.2 million from $326.5 million at December 31, 2002. The increase was primarily the result of increased profitability in 2003 and proceeds from the exercise of employee stock options. Due to significant tax deductions in 2003 and 2002 resulting from disqualifying dispositions of employee stock options, we paid relatively insignificant amounts of taxes in those years in relation to our income before taxes. In 2003, we generated $117.2 million of income before taxes, we received $70.6 million of cash from employee stock option exercises and stock purchases, and our deferred support revenue increased by $14.9 million as a result of our larger installed product base. These factors were the primary contributors to our increase in cash and investments in 2003.

Accounts receivable, net of allowances, increased $25.2 million, or 49%, to $77.1 million as of December 31, 2003, from $51.9 million as of December 31, 2002. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity and collections performance. Shipment linearity is a measure of the level of shipments throughout a particular period. A steady level of shipments throughout a period will result in lower DSO, than a period in which there is a higher level of shipments toward the end of the period, due to less time available to collect accounts receivable prior to period end. DSO, calculated based on annualized revenues for the most recent quarter and net accounts receivable as of the balance sheet date, increased to 63 days as of December 31, 2003, from 54 days as of December 31, 2002. The increase in DSO was due to less linear shipments during the fourth quarter of fiscal 2003, in which more than 50% of our revenue shipped during the last month of the quarter.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates our contractual obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating leases	$15,095	$4,655	$6,274	$3,008	$1,158
Purchase commitments with contract manufacturers	50,075	50,075	—	—	—
Total contractual cash obligations	$65,170	$54,730	$6,274	$3,008	$1,158

For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.

Although it is difficult for us to predict future liquidity requirements with certainty, we believe our existing cash balances and anticipated funds from operations will satisfy our cash requirements for at least the next 12 months. Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular inventories and accounts receivable, and future demand for our products and related pricing. We may incur higher capital expenditures in the near future if market conditions improve and we expand our operations. Although we do not have any current plans or commitments to do so, we may from time-to-time consider the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Recently Issued Accounting Standards

More-Than Incidental Software

On July 31, 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on its tentative conclusions on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, ”Software Revenue Recognition,“ to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software ”(“EITF 03-5”). EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF 03-5 was effective for fiscal periods beginning after August 2003. The adoption of EITF 03-5 did not have a material effect on our financial position, results of operations or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretation”), resulting in multiple effective dates based on the nature and the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than our first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provisions no later than December 31, 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than our first quarter of fiscal 2004. We do not currently have any arrangements with variable interest or special purpose entities that will require consolidation in our financial statements.

Risk Factors That May Affect Future Results and the Market Price of Our Stock

Weak economic and market conditions or geopolitical turmoil may adversely affect our revenues, gross margins and expenses.

Our quarterly revenues and operating results may continue to fluctuate, due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. Although we experienced improved sales, gross margins, and profitability on a quarter-over-quarter basis throughout 2003 as a result of improving economic and market conditions, there can be no assurance that we will be able to maintain or further improve our financial results or that economic and market conditions will continue to improve and will not deteriorate.

Because our financial results are difficult to predict, we may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Delays in generating or recognizing forecasted revenues could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall.

We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time prior to shipment. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, our reseller agreements typically allow the reseller to delay scheduled delivery dates without penalty. Moreover, demand for our products may fluctuate as a result of seasonality.

In addition, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operations and distribution channels, product development, customer support, expansion of our corporate infrastructure, legal matters, and facilities expansion. We base our operating expenses on anticipated revenue levels, and a high percentage of our expenses are fixed in the short-term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.

Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you may not be able to rely on the results for any period as an indication of future performance. In the future, our revenue may remain flat, decrease or increase, and we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As a consequence, operating results for a particular quarter are extremely difficult to predict.

Although our customer base has increased, we still depend on large, recurring purchases from certain customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

Sales to our ten largest customers accounted for 44% and 37% of total revenues in 2003 and 2002, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, America Online, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

Although our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

•	our reseller agreements generally do not require minimum purchases;

•	our customers can stop purchasing and our resellers can stop marketing our products at any time; and

•	our reseller agreements generally are not exclusive and are for one-year terms, with no obligation of the resellers to renew the agreements.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers.

The United States government is a significant customer and has been one key to our financial success. However, government demand is unpredictable and there is no guarantee of future contract awards.

As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular. The process of becoming a qualified government vendor takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win any significant government contract award, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed.

Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability.

The market for network solutions is intensely competitive. In particular, Cisco Systems, Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces margins and, therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot assure you that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.

We also compete with other companies, such as Extreme Networks, Juniper Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei, and Alcatel. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors.

In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, enhance our current products and maintain customer satisfaction. In addition, we must make certain our sales and marketing capabilities allow us to effectively compete against our competitors. If we fail to do so, our products may not compete favorably with those of our competitors and our revenues and profitability could suffer.

We must continue to introduce new products with superior performance and features in a timely manner in order to sustain and increase our revenue.

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, in order to remain competitive, we must introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points. The process of developing new technology is complex and uncertain, and if we fail to develop or obtain important intellectual property and accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will eventually result in products that the market will accept. After a product is developed, we must be able to forecast sales volumes and quickly manufacture a sufficient volume of products and mix of configurations that meet customer requirements, all at low costs.

The current life cycle of our products is typically 18 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenues than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

Our ability to increase our revenues depends on expanding our direct sales operations and reseller distribution channels and continuing to provide excellent customer support.

If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed. Additionally, if our resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support.

In an effort to gain market share and support our customers, we may need to expand our direct sales operations and customer service staff to support new and existing customers. The timing and extent of any such expansion are uncertain in light of the current economic environment. Expansion of our direct sales operations and reseller distribution channels may not be successfully implemented and the cost of any expansion may exceed the revenues generated.

Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.

Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products has decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors occasionally lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the recent disruption in the technology sector, coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.

Our gross margins may be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provisions for excess inventory. Additionally, our gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to an end user than on sales through resellers or to our OEMs. As a result, any significant shift in revenues through resellers or to our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.

We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.

We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Despite the economic downturn, competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineers. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. Some of the proposals currently under consideration by the accounting profession regarding the accounting treatment of stock options could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

Our success also depends to a significant degree on the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on Bobby R. Johnson, Jr., President, Chief Executive Officer and Chairman of the Board. We do not have employment contracts or key person life insurance for any of our personnel.

Our presence in international markets involves inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pervasive Networks and Spot Distribution Ltd. in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China, and Samsung in Korea. For example, our largest reseller, Mitsui, accounted for 12% and 11% of our total net revenues in 2003 and 2002, respectively. The failure of our international resellers to sell our products would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy, which has been weak in recent years. There are a number of risks arising from our international business, including:

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

•  military conflict and terrorist activities; and

•  widespread medical epidemics, such as SARS.

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

We purchase several key components used in our products from several sources and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. Lead-times for various components have lengthened recently as a result of limits on IT spending and the economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.

Our principal limited-sourced components include dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, microprocessors and power supplies. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. From time-to-time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders.

We depend on anticipated product orders to determine our material requirements. Lead-times for limited-sourced materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If orders do not match forecasts, or if we do not manage inventory effectively, we may have either excess or insufficient inventory of materials and components, which could negatively affect our operating results and financial condition.

Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders.

We subcontract substantially all of our manufacturing to companies that assemble and test our products. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments with our contract manufacturers. We do not have long-term contracts with these manufacturers.

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

Due to the lengthy sales cycles of some of our products, the timing of our revenue is difficult to predict and may cause us to fail to meet our revenue expectations.

Some of our products have a relatively high sales price, and often represent a significant and strategic decision by a customer. The decision by customers to purchase our products is often based on their internal budgets and procedures involving rigorous evaluation, testing, implementation and acceptance of new technologies. As a result, our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.

If we fail to protect our intellectual property, our business and ability to compete could suffer.

Our success and ability to compete are substantially dependent on our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, our IronView network management software, and certain mechanical designs. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.

We provide software to customers under license agreements included in the packaged software. These agreements are not negotiated with or signed by the licensee, and thus may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent misappropriation of our technology, particularly in some foreign countries in which the laws may not protect our proprietary rights as fully as in the United States.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

The networking industry is increasingly characterized by the existence of a large number of patent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe intellectual property rights claimed by others. From time-to-time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products.

In March 2001, Nortel filed a lawsuit against us in the United States District Court for the District of Massachusetts, alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief and unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. We have analyzed the validity of Nortel’s claims and believe that Nortel’s suit is without merit. We are committed to vigorously defending ourself against these claims. On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California, alleging that certain of Nortel’s products infringe one of our patents, and alleging breach of contract by Nortel. We are seeking injunctive relief and damages.

In May 2003, Lucent filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief and unspecified damages. Lucent also brought suit on the same patents (and one other patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. The parties are in the process of rescheduling the court dates in view of the District Court’s order to sever the cases. We have analyzed the validity of Lucent’s claims and believe Lucent’s suit is without merit. We are committed to vigorously defending ourself against Lucent’s claims. Regardless of the merits of our position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

In difficult economic times, some companies have attempted to realize revenues from their patent portfolios by using licensing programs. Some of these companies have contacted us regarding a license. We carefully review all license requests, but are unwilling to license technology not required for our product portfolio. However, any asserted license demand can require considerable effort to review and respond. Moreover, a refusal by us to a license request could result in threats of litigation or actual litigation, which, if initiated, could harm our business.

We face litigation risks.

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Part I, Item 3 “Legal Proceedings,” and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

The timing of the adoption of industry standards may negatively affect widespread market acceptance of our products.

Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence or delay of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements, such as MPLS Draft-Martini, and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, if the adoption of industry standards moves too quickly, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends on widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts by third parties to impose licensing fees on industry standards could undermine the adoption of such standards and lessen industry opportunities.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales and be subject to product liability claims.

Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be found after commencement of commercial shipments. Any defects or errors in our products discovered in the future or failures of our customers’ networks, whether caused by our products or another vendors’ products, could result in:

•  negative customer reactions;

•  product liability claims;

•  negative publicity regarding us and our products;

•  delays in or loss of market acceptance of our products;

•  product returns;

•	lost sales; and

•	unexpected expenses to remedy errors.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our products may not meet the standards required for their sale, which may harm our business.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or maintaining profitability.

We may engage in acquisitions that could result in the dilution of our stockholders, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

Although Foundry focuses on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

•	difficulties in the assimilation of products, operations, personnel and technologies of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

Although we do not currently have any agreements or plans with respect to any material acquisitions, we may make acquisitions of complementary businesses, products or technologies in the future. We may not be able to successfully integrate any businesses, products, technologies or personnel that might be acquired, and our failure to do so could harm our business.

Our stock price has been volatile historically, which may make it more difficult to sell shares when needed at attractive prices.

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

If we are required to record compensation expense in connection with stock option grants, our profitability may be reduced significantly.

The Financial Accounting Standards Board has recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings. The various methods for expensing stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in the second half of 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

Management beneficially owns approximately 10.9% of our stock; their interests could conflict with other shareholders; significant sales of stock held by them and other employees could have a negative effect on our stock price.

Our directors and executive officers beneficially own approximately 10.9% of our outstanding common stock as of December 31, 2003. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by Foundry’s employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of Foundry’s common stock.

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

Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to interest rate risk relates to our investment portfolio. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. For liquidity purposes, our investment policy requires that we maintain a minimum of $75 million in money market accounts of suitable credit quality. We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of plus or minus 50 basis points, while all other variables remain constant. A hypothetical 50 basis point decline in interest rates would reduce our annualized interest income by approximately $1.9 million at December 31, 2003.

Our investment portfolio is classified as held-to-maturity and is recorded at amortized cost, and includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity. Since we hold our investments to maturity, we are exposed to risk in the event an issuer is not able to meet its obligations at maturity. To mitigate this risk, our investment policy does not allow us to invest more than $15 million with any one issuer. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies. We have performed a sensitivity analysis as of December 31, 2003 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at December 31, 2003. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at December 31, 2003.

Item 8. Consolidated Financial Statements And Quarterly Summary

FOUNDRY NETWORKS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Foundry Networks, Inc. for the year ended December 31, 2001, prior to the adjustments discussed in Note 1, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 21, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Foundry Networks, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As disclosed in Note 1, the Company changed the presentation of revenues and cost of revenues for the year ended December 31, 2001 to conform to the presentation required in 2002 and 2003 in accordance with Rule 5.03 of Regulation S-X as service revenues exceeded 10% of total revenues for the years ended December 31, 2003 and 2002. We audited the reclassification adjustments that impacted product revenues, cost of product revenues, service revenues, and cost of service revenues. In our opinion, all such adjustments and disclosures are appropriate and the adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2001 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2001 taken as a whole.

/S/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 2004

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

/S/ ARTHUR ANDERSEN LLP

San Jose, California
January 21, 2002

FOUNDRY NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$161,718	$187,719
Short-term investments	184,859	138,734
Accounts receivable, net of allowances for doubtful accounts of $4,151 and $5,833 and sales returns of $2,020 and $1,584 at December 31, 2003 and 2002, respectively	77,077	51,896
Inventories	28,017	33,479
Deferred tax assets	33,308	28,560
Prepaid expenses and other current assets	5,001	3,591
Total current assets	489,980	443,979

Property and equipment, net	7,866	6,380
Long-term investments	159,107	—
Other long-term assets	1,191	1,176
Total assets	$658,144	$451,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,080	$11,684
Accrued payroll and related expenses	16,650	11,748
Other accrued expenses	5,742	5,902
Income taxes payable	62	3,868
Deferred support revenue	35,115	20,234

Total current liabilities	67,649	53,436

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at December 31, 2003 and 2002; None issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at December 31, 2003 and 2002:
Issued and outstanding—131,623 and 121,329 shares at December 31, 2003 and 2002, respectively	13	12
Additional paid-in capital	399,789	282,699
Note receivable from stockholder	(480)	(480)
Deferred stock compensation	—	(231)
Accumulated other comprehensive income	47	55
Retained earnings	191,126	116,044

Total stockholders’ equity	590,495	398,099

Total liabilities and stockholders’ equity	$658,144	$451,535

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
Product	$351,325	$264,998	$281,388
Service	48,303	35,744	29,788
Total net revenues	399,628	300,742	311,176
Cost of revenues:
Product	133,112	134,648	150,195
Service	7,746	5,544	7,946
Total cost of revenues	140,858	140,192	158,141
Gross margin	258,770	160,550	153,035
Operating expenses:
Research and development	40,473	34,933	33,947
Sales and marketing	88,439	82,924	90,786
General and administrative	17,570	14,451	27,185
Amortization of deferred stock compensation	231	1,071	2,708
Total operating expenses	146,713	133,379	154,626
Income (loss) from operations	112,057	27,171	(1,591)
Interest income	5,168	5,025	8,746
Write-down of minority investment	—	—	2,500
Income before provision for income taxes	117,225	32,196	4,655
Provision for income taxes	42,143	9,659	1,769
Net income	$75,082	$22,537	$2,886
Basic net income per share	$0.60	$0.19	$0.02
Weighted average shares used in computing basic net income per share	125,133	119,482	117,360
Diluted net income per share	$0.55	$0.18	$0.02
Weighted average shares used in computing diluted net income per share	135,631	123,780	125,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
BALANCES AT DECEMBER 31, 2000	118,076	$12	1,200	$(4)	$263,176	$(3,270)	$(5,580)	$61	$90,621	$345,016
Issuances of common stock under stock plans	2,975	—	—	—	12,413	—	—	—	—	12,413
Non-cash compensation expense for terminated Employee	—	—	—	—	265	—	—	—	—	265
Repurchases of common stock from terminated employees	(230)	—	—	—	(45)	—	—	—	—	(45)
Repurchases of common stock in open market	(1,522)	—	1,522	(14,996)	—	—	—	—	—	(14,996)
Issuances of stock repurchased from founder	—	—	(1,200)	4	—	—	—	—	—	4
Amortization of deferred stock compensation	—	—	—	—	—	—	2,708	—	—	2,708
Reduction in deferred stock compensation	—	—	—	—	(1,570)	—	1,570	—	—	—
Write-down of note receivable from stockholder	—	—	—	—	—	2,790	—	—	—	2,790
Tax benefit from stock option exercises	—	—	—	—	10,501	—	—	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	—	—	290	—	290	290
Net income	—	—	—	—	—	—	—	—	2,886	2,886	$2,886
BALANCES AT DECEMBER 31, 2001	119,299	12	1,522	(14,996)	284,740	(480)	(1,302)	351	93,507	361,832	3,176
Issuances of common stock under stock plans	2,067	—	—	—	8,253	—	—	—	—	8,253
Repurchases of common stock from terminated employees	(37)	—	—	—	(106)	—	—	—	—	(106)
Issuances of stock repurchased from open market	—	—	(1,522)	14,996	(14,996)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,071	—	—	1,071
Tax benefit from stock option exercises	—	—	—	—	4,808	—	—	—	—	4,808
Foreign currency translation adjustments	—	—	—	—	—	—	—	(296)	—	(296)	(296)
Net income	—	—	—	—	—	—	—	—	22,537	22,537	22,537
BALANCES AT DECEMBER 31, 2002	121,329	12	—	—	282,699	(480)	(231)	55	116,044	398,099	22,241
Issuances of common stock under stock plans	10,295	1	—	—	70,625	—	—	—	—	70,626
Repurchase of common stock from terminated employee	(1)	—	—	—	(17)	—	—	—	—	(17)
Amortization of deferred stock compensation	—	—	—	—	—	—	231	—	—	231
Tax benefit from stock option exercises	—	—	—	—	46,482	—	—	—	—	46,482
Foreign currency translation adjustments	—	—	—	—	—	—	—	(8)	—	(8)	(8)
Net income	—	—	—	—	—	—	—	—	75,082	75,082	75,082
BALANCES AT DECEMBER 31, 2003	131,623	$13	—	$—	$399,789	$(480)	$—	$47	$191,126	$590,495	$75,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,082	$22,537	$2,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,333	4,936	3,858
Amortization of deferred stock compensation	231	1,071	2,708
(Reduction of) provision for doubtful accounts	(862)	344	9,061
Provision for sales returns	3,709	1,527	3,595
Inventory provision	11,971	16,445	24,864
Deferred tax assets	(4,748)	1,096	(13,537)
Write-down of minority investment	—	—	2,500
Write-down of note receivable from stockholder	—	—	2,790
Non-cash compensation expense	—	—	265
Tax benefit from stock option exercises	46,482	4,808	8,097
Change in operating assets and liabilities:
Accounts receivable	(28,028)	(1,937)	87
Inventories	(6,509)	(6,647)	(16,548)
Prepaid expenses and other assets	(1,425)	1,558	5,149
Accounts payable	(1,604)	(3,616)	(5,132)
Accrued payroll and related expenses	4,902	816	(198)
Other accrued expenses	(160)	(1,198)	(1,383)
Income taxes payable	(3,806)	2,675	1,193
Deferred support revenue	14,881	4,453	2,376
Net cash provided by operating activities	115,449	48,868	32,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of minority investment	—	—	(2,500)
Purchases of short and long-term investments	(461,339)	(295,267)	(354,383)
Maturities of short-term investments	256,107	333,057	261,675
Purchases of property and equipment, net	(6,819)	(5,000)	(5,308)
Net cash (used) provided by investing activities	(212,051)	32,790	(100,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	70,626	8,253	12,417
Repurchases of common stock	(17)	(106)	(15,041)
Net cash provided (used) by financing activities	70,609	8,147	(2,624)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,993)	89,805	(70,509)
Effect of exchange rate changes on cash	(8)	(296)	290
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	187,719	98,210	168,429
CASH AND CASH EQUIVALENTS, END OF YEAR	$161,718	$187,719	$98,210
SUPPLEMENTAL CASH FLOW INFORMATION:
Reduction in deferred stock compensation due to employee terminations	$—	$—	$1,570
Cash paid for income taxes, net of refunds	$4,202	$976	$1,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

Organization of the Company

Foundry Networks, Inc. (together with its subsidiaries, collectively “Foundry” or “we”) designs, develops, manufactures, and markets a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our customers include Internet and Metro service providers, and enterprises such as e-commerce sites, entertainment, health and wellness, financial and manufacturing companies, universities and government agencies.

Principles of Consolidation and Foreign Currency Translation

Foundry’s consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of stockholders’ equity.

Reclassifications

Certain prior period items have been reclassified to conform to the December 31, 2003 presentation. The Company changed the presentation of revenues and cost of revenues for the year ended December 31, 2001 as service revenues exceeded 10% of total revenues for the years ended December 31, 2003 and 2002.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates are used in accounting for, but are not limited to, allowances for doubtful accounts and sales returns, inventory provisions, product warranty, income taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined.

Cash Equivalents and Marketable Investments

We consider all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of commercial paper, corporate and government debt securities, and cash deposited in checking and money market accounts. Our investment portfolio includes only marketable securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.

Investments in financial instruments with original maturities greater than 90 days but less than one year are classified as short-term investments. Investments with maturities greater than one year from the balance sheet date are classified as long-term investments. All of our investments are stated at amortized cost and classified as held-to-maturity.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash equivalents and investments consist of the following (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$84,952	$—	$—	$84,952
Corporate securities	98,388	4	—	98,392
Corporate commercial paper	21,983	—	—	21,983
Government securities	254,741	293	(56)	254,978
	$460,064	$297	$(56)	$460,305

Cash equivalents	$116,098	$—	$—	$116,098
Short-term investments	184,859	1	(34)	184,826
Long-term investments	159,107	296	(22)	159,381
	$460,064	$297	$(56)	$460,305

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$393	$—	$—	$393
Corporate securities	5,000	—	—	5,000
Corporate commercial paper	91,869	—	—	91,869
Government securities	149,415	62	(35)	149,442
	$246,677	$62	$(35)	$246,704

Cash equivalents	$107,943	$—	$—	$107,943
Short-term investments	138,734	62	(35)	138,761
	$246,677	$62	$(35)	$246,704

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. Accounts receivable are not sold or factored. Exposure to credit risk is controlled through credit approvals, credit limits, and continuous monitoring procedures. Customers are subject to a credit review process which evaluates their financial position and ability to pay. Specific allowances for bad debts are recorded when we become aware of a customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or a significant deterioration in financial position. Estimates are used in determining allowances for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due and historical collection experience. Accounts are deemed past due once they exceed the due date on the invoice. We mitigate collection risk by requiring certain international customers to secure letters of credit or bank guarantees prior to placing an order with us. If circumstances change, estimates regarding the collectibility of receivables would be adjusted.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Purchased parts	$9,495	$12,470
Work-in-process	13,528	17,191
Finished goods	4,994	3,818
	$28,017	$33,479

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products. We perform a detailed assessment of our inventory each period, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we estimate the amount of excess, obsolete and impaired inventory, and provide reserves to record inventory at its lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed of. Revisions to our inventory reserves may be required if actual factors differ from our estimates.

Inventory provisions of $12.0 million, $16.4 million, and $24.9 million were recorded for the years ended December 31, 2003, 2002, and 2001, respectively. Approximately $4.5 million and $6.1 million of our purchased parts and work-in-process inventories were consigned to contract manufacturers’ sites as of December 31, 2003 and 2002, respectively.

Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, limit the amount of credit exposure with any one issuer or fund. For certain of our financial instruments, including cash, cash equivalents, investments and accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. We estimate fair value based on quoted market prices using current market rates. Our estimate of fair value may not be representative of values that could have been realized as year end or that will be realized in the future. As of December 31, 2003, ten customers accounted for 55% of our outstanding trade receivables.

We purchase several key components used in the manufacture of our products from several sources and depend on supply from these sources to meet our needs. In addition, we depend on several contract manufacturers for major portions of our manufacturing requirements. The inability of our suppliers or contract manufacturers to fulfill our production requirements could negatively affect our future results.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives of two years are used for computers and equipment. Estimated useful lives of three years are used for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment consisted of the following:

	December 31,
	2003	2002
Computers and equipment	$22,927	$16,463
Leasehold improvements	1,967	1,620
Furniture and fixtures	109	101
	25,003	18,184
Less accumulated depreciation	(17,137)	(11,804)
Property and equipment, net	$7,866	$6,380

Revenue Recognition

General. We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. When sales arrangements contain multiple elements (i.e., hardware, training and installation), we allocate revenue to each element based on its relative fair value, generally the price charged when the item is sold separately, and recognize revenue for each element when revenue recognition criteria have been met for that element. This is in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 prospectively in the third quarter of 2003, and its adoption did not have a material effect on our results of operations or financial position.

Product. Product revenue is generally recognized at the time of shipment, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue, and the related shipping costs are included in cost of product revenues.

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts.

Services. Service revenues consist primarily of revenue from customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers with access to technical assistance, software updates and upgrades, hardware repair and replacement parts.

Support services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, which is generally one to five years.

Revenue from training and installation services is recognized when services have been performed, and accounted for less than 1% of total revenues for each of the years ended December 31, 2003, 2002, and 2001.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing and marketing of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products.

We sell to customers located in various countries in North and South America, Europe, Asia, and Australia. Our foreign offices conduct sales, marketing and support activities. We determine revenues by geographic location based on the physical destination of our product shipments. Our international sales represented 35%, 38%, and 35% of revenues for the years ended December 31, 2003, 2002, and 2001, respectively. One individual country outside of the United States, Japan, accounted for 13% and 11% of revenues in 2003 and 2002, respectively. No individual country outside of the United States accounted for greater than 10% of revenues in 2001. Substantially all of our long-lived assets are located in the United States.

For the year ended December 31, 2003, two customers accounted for greater than 10% of our revenues. Mitsui, a reseller in Japan, accounted for 12% of revenues in 2003, and a U.S. government integrator accounted for 11% of revenues in 2003. In 2002, Mitsui accounted for 11% of our revenues. No individual customer accounted for more than 10% of our revenues in 2001. Sales to the U.S. government represented approximately 31% and 15% of our revenues in 2003 and 2002, respectively, and accounted for less than 10% of our revenues in 2001.

Advertising Costs

We expense all advertising costs as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $3.5 million, $3.8 million and $8.3 million, respectively.

Software Development Costs

We account for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which we have defined as completion of a working model. Internally-generated costs that were eligible for capitalization, after consideration of factors such as realizable value, were not material and were charged to research and development expense for the years ended December 31, 2003, 2002 and 2001.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and potentially dilutive common stock equivalents. Weighted-average dilutive common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. Anti-dilutive common stock equivalents for the years ended December 31, 2003, 2002, and 2001, were 1.9 million, 15.7 million, and 10.4 million, respectively.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income	$75,082	$22,537	$2,886
Basic:
Weighted average shares outstanding	125,133	119,861	119,331
Less: Weighted average shares subject to repurchase	—	(379)	(1,971)
Weighted average shares used in computing basic EPS	$125,133	$119,482	$117,360
Basic EPS	$0.60	$0.19	$0.02
Diluted:
Weighted average shares outstanding	$125,133	$119,861	$119,331
Add: Weighted average dilutive potential shares	10,498	3,919	6,190
Weighted average shares used in computing diluted EPS	$135,631	$123,780	$125,521
Diluted EPS	$0.55	$0.18	$0.02

Accounting for Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we only recognize compensation expense when options are granted with an exercise price below fair market value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period.

We currently grant stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to our employees, directors and consultants. Stock options generally vest ratably over three to five years from the date of grant and have a term of ten years. We also have an employee stock purchase plan that allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions that may not exceed 20% of an employee’s compensation.

The following table illustrates the effect on reported net income and earnings per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income as reported	$75,082	$22,537	$2,886
Add: Total stock-based compensation expense included in reported net income, net of tax effect	150	750	1,679
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(33,147)	(78,677)	(170,614)
Pro forma net income (loss)	$42,085	$(55,390)	$(166,049)
Basic net income (loss) per share:
As reported	$0.60	$0.19	$0.02
Pro forma	$0.34	$(0.46)	$(1.41)
Diluted net income (loss) per share:
As reported	$0.55	$0.18	$0.02

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Pro forma	$0.31	$(0.46)	$(1.41)

The weighted average fair value of stock options granted under all plans during 2003, 2002, and 2001 was $6.15, $3.41, and $8.61 per share, respectively. We estimate the fair value of our stock options using the Black-Scholes option valuation model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123, as amended by SFAS 148. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly-subjective assumptions, including expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded shares, and because the changes in the assumptions can materially affect fair value estimates, in management’s opinion, the Black-Scholes model does not provide a reliable measure of the fair value of our options. The following weighted-average assumptions were used to estimate the fair value of employee stock options granted:

	Stock Option Plan			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Average risk free interest rate	2.16%	3.15%	3.84%	1.88%	2.23%	3.36%
Average expected life of the options	3.8 years	3.6 years	4 years	2.0 years	0.5 years	1.3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	75.0%	75.0%	111.0%	73.7%	81.1%	111.0%

Recent Accounting Pronouncements

More-Than Incidental Software

On July 31, 2003, the EITF reached a consensus on its tentative conclusions on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, ”Software Revenue Recognition,“ to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software”. EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF 03-5 is effective for fiscal periods beginning after August 2003. The adoption of EITF 03-5 did not have a material effect on our financial position, results of operations or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretation”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than December 31, 2003. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions no later than our first quarter of fiscal 2004. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than our first quarter of fiscal 2004. We do not currently have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. COMMITMENTS AND CONTINGENCIES:

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002 and are applicable to our product warranty liability and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users. Our adoption of FIN 45 did not have a material effect on our results of operations or financial position.

We provide all customers with a standard one-year hardware and 90-day software warranty. Customers can upgrade the standard warranty and extend the warranty for one-to-five years by purchasing one of our customer support programs. At the time product revenue is recognized, we establish an accrual for estimated warranty expenses and record the amount as a component of cost of revenues. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

Changes in our product warranty liability for the year ended December 31, 2003 were as follows:

Balance, December 31, 2002	$2,305
Liabilities accrued for warranties issued during the period	2,080
Warranty claims settled during the period	(978)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(1,626)
Balance, December 31, 2003	$1,781

We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the year ended December 31, 2003:

Deferred support revenue at December 31, 2002	$20,234
New support arrangements	62,303
Recognition of support revenue	(47,422)
Ending balance at December 31, 2003	$35,115

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party to such an arrangement from any losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our financial statements as of December 31, 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.

Leases

We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Most of our leases contain renewal options. Rent expense under operating leases was $5.3 million, $5.3 million, and $7.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31,

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2003, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

Operating Leases
2004	$4,655
2005	4,132
2006	2,142
2007	1,916
2008	1,092
Thereafter	1,158
Total lease payments	$15,095

Purchase Commitments with Contract Manufacturers

We use contract manufacturers to assemble and test our products. In order to reduce manufacturing lead-times and ensure adequate inventories, our agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. As of December 31, 2003, we were committed to purchase approximately $50.1 million of such inventory.

Litigation

In December 2000, several similar shareholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiff’s fifth amended complaint. On September 29, 2003, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. We have reviewed the appeal and are in the process of preparing our response. We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (the “Foundry Defendants”), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“ IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

In March 2001, Nortel Networks Corp. (“Nortel”) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief and unspecified damages. Nortel has also brought suit, on the same or similar patents, against a number of other networking companies. We have analyzed the validity of Nortel’s claims and believe that Nortel’s suit is without merit. We are committed to vigorously defending ourself against these claims. On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages.

In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. The parties are in the process of rescheduling the court dates in view the District Court’s order to sever the cases. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourself against Lucent’s claims.

On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provision would be adjusted on a quarterly basis to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To date, we have not recorded any such provisions in accordance with SFAS 5. We believe we have valid defenses

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

3. INCOME TAXES:

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 provides for an asset and liability approach to accounting for income taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Components of our deferred tax assets were as follows (in thousands):

	December 31,
	2003	2002
Deferred Tax Assets:
Accrued payroll and related expenses	$1,780	$1,425
Inventories	12,090	11,105
Accrued warranty	715	924
Allowance for doubtful accounts	1,665	5,452
Write-down of minority interest	2,120	2,120
Depreciation	1,491	1,468
Research and development credits	11,635	3,677
Other temporary differences	2,815	2,389
Gross deferred tax assets	34,311	28,560
Valuation allowance	(1,003)	—
Net deferred tax assets	$33,308	$28,560

We believe that we will likely generate sufficient taxable income in future periods to realize the tax benefits arising from our existing deferred tax assets. In 2003, we recorded a valuation allowance of approximately $1.0 million against a deferred tax asset associated with a capital loss carryover, as we do not believe we can generate significant capital gains from our investments to utilize the capital loss carryover before its statutory expiration in 2007.

As of December 31, 2003, we had a federal research and development tax credit carryforward of approximately $5.7 million, which will expire beginning in 2021. We also had state research and development tax credit carryforwards of approximately $5.9 million. Of this amount, $5.5 million can be carried forward indefinitely and $0.4 million will expire beginning in 2009.

As of December 31, 2003 and 2002, we had no significant deferred tax liabilities.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$40,934	$7,801	$13,814
Foreign	464	189	218
State	5,493	560	1,274
Total	46,891	8,550	15,306
Deferred:
Federal	(2,830)	1,201	(11,938)
Foreign and State	(1,918)	(92)	(1,599)
Total	(4,748)	1,109	(13,537)
Total provision	$42,143	$9,659	$1,769

Income before provision for income taxes consisted of the following (in thousands):

	December 31,
	2003	2002	2001
United States	$116,688	$31,748	$4,135
International	537	448	520
Total	$117,225	$32,196	$4,655

Our provision for income taxes and the corresponding rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2003		2002		2001
Provision at U.S. statutory rate 35%	$41,029	35.0%	$11,269	35.0%	$1,629	35.0%
State income taxes, net of federal benefit	6,044	5.2%	1,657	5.1%	(211)	(4.5)%
Research and development credits	(2,118)	(1.8)%	(1,895)	(5.9)%	(1,254)	(26.9)%
Nondeductible deferred stock compensation	92	0.0%	424	1.3%	1,176	25.3%
Export sales incentive	(1,884)	(1.6)%	(620)	(1.9)%	(241)	(5.2)%
Tax-exempt interest	(616)	(0.5)%	(1,126)	(3.5)%	(1,235)	(26.5)%
Valuation allowance	1,003	0.9%	—	—	—	—
Other	(1,407)	(1.2)%	(50)	(0.1%)	1,905	40.8%
Total	$42,143	36.0%	$9,659	30.0%	$1,769	38.0%

Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $46.5 million, $4.8 million, and $10.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

4. STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Preferred stock may be issued from time-to-time in one or more series. Our board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2003 and 2002, no shares of preferred stock were outstanding.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Exchange Program

On August 21, 2002, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers and directors were not eligible to participate in this program. Under the exchange program, employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant on or about March 21, 2003 equal to one-half the number of tendered options. However, participants who elected to exchange options were also required to exchange other options granted to them in the previous six months. On September 20, 2002, we accepted for exchange options to purchase 5,744,500 shares of our common stock. The cancelled options were exchanged for 2,757,100 replacement stock options on March 24, 2003 at an exercise price of $7.76 per share, which was the fair value of the shares on the grant date. In order to receive the replacement stock option grant, an employee was required to remain employed with us or one of our subsidiaries until March 24, 2003. The replacement options vest on a three-year schedule with a six month cliff, meaning 1/6th of the new option shares vest six months from March 24, 2003, and the remaining shares vest 1/36th per month for the remaining 30 months. The stock option exchange program did not result in stock compensation expense or variable accounting for replacement awards.

Note Receivable from Stockholder

In May 2000, we allowed an employee to exercise stock options in exchange for a secured promissory note of $3.3 million. In December 2001, we wrote down the note by $2.8 million to reflect the adverse effect of the significant decline in our stock price on the employee’s ability to sell the vested stock options at a price at or above the exercise price, as well as general concerns over the collectibility of the note. We determined the fair value of the note to be $480,000 based on the fair market value of our stock in December 2001. Accordingly, we recorded compensation expense of $2.8 million associated with the write-down. At December 31, 2003, this note was past due, but we expect to collect $480,000 in the near future and forgive the remainder of the note, which was written down in 2001. The note is classified as a reduction of stockholders’ equity.

Common Stock

We had 131,622,730 and 121,328,862 shares of common stock issued and outstanding at December 31, 2003 and 2002, respectively.

The following shares of common stock have been reserved for future issuance as of December 31, 2003:

1996 Stock Plan	25,509,700
1999 Directors’ Stock Option Plan	3,280,000
1999 Employee Stock Purchase Plan	5,312,918
2000 Non-Executive Stock Option Plan	2,872,873
36,975,491

1996 Stock Plan

Under our 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 68,235,683 shares of common stock to employees and consultants as of December 31, 2003, of which 25,509,700 shares are available for future issuance. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of our common stock on the date of grant. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of our common stock on the date of grant. In 2003 and 2002, all option grants under the Plan were granted at a price equal to the fair market value of our common stock on the date of grant. Options under the Plan have a term of ten years and vest over a vesting schedule determined by the board of directors, generally three to five years. The number of shares available for issuance under the Plan will be increased on the first day of each fiscal year through 2006 by the lesser of (i) 5,000,000

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares; (ii) five percent (5%) of the shares outstanding on the last day of the immediately preceding fiscal year; or (iii) such lesser amount of shares as determined by the Board of Directors.

1999 Directors’ Stock Option Plan

Under the Directors’ Plan, each non-employee director who becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election, and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. In June 2003, our four non-employee directors received annual grants totaling 240,000 stock options at an exercise price of $14.67 per share. As of December 31, 2003, 1,610,000 options were outstanding with a weighted-average exercise price of $39.90 per share.

2000 Non-Executive Stock Option Plan

Under the Non-Executive Plan, we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. As of December 31, 2003, 1,503,287 shares were outstanding with a weighted average exercise price of $11.10 per share.

The following table summarizes stock option activity under all stock option plans during the three years ended December 31, 2003:

	Options Outstanding	Weighted Average Exercise Price ($)
Balance, December 31, 2000	21,786,543	37.71
Granted	10,505,050	11.43
Exercised	(2,525,213)	2.60
Cancelled	(4,305,757)	37.09
Balance, December 31, 2001	25,460,623	30.44
Granted	12,496,950	6.24
Exercised	(1,472,887)	3.00
Cancelled	(9,273,434)	57.14
Balance, December 31, 2002	27,211,252	11.72
Granted	9,945,464	11.23
Exercised	(9,477,396)	6.92
Cancelled	(1,162,761)	18.55
Balance, December 31, 2003	26,516,559	12.96

As of December 31, 2003, an aggregate of 3,688,014 shares were available for future option grants to our employees.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information about stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price $	Shares Exercisable	Weighted- Average Exercise Price $
$0.03–$6.14	7,235,678	7.16	4.80	4,306,986	4.14
$6.30–$7.76	7,194,323	8.70	7.35	2,218,688	7.28
$7.94–$13.35	6,134,330	7.94	9.87	3,341,024	10.94
$14.27–$27.33	4,064,928	9.32	17.35	362,732	19.23
$36.88–$128.00	1,887,300	6.59	66.20	1,652,803	66.11
Total	26,516,559	8.05	12.96	11,882,233	15.72

As of December 31, 2002, there were 14,436,869 options exercisable at a weighted average exercise price of $13.39 per share.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the Purchase Plan), a total of 5,312,918 shares of common stock were reserved for issuance as of December 31, 2003. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.

The Purchase Plan allows eligible employees to purchase common stock through payroll deductions, which cannot exceed 20% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. During the two purchase periods in 2003, a total of 817,921 shares were issued under the Purchase Plan at an average price of $6.18 per share.

Deferred Stock Compensation

In connection with the grant of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999, and $0.3 million in 2000, representing the difference between the exercise price of the option and the deemed fair market value of our common stock on the date these stock options were granted. We have not recorded additional deferred stock compensation since 2000. Deferred stock compensation was reflected within stockholders’ equity and was amortized to expense over the respective vesting periods of the options. For the years ended December 31, 2003, 2002 and 2001, amortization expense was approximately $231,000, $1.1 million and $2.7 million, respectively. Amortization expense relates to options granted to employees in all operating expense categories, but has not been separately allocated to these categories. Approximately $1.6 million of deferred stock compensation expense was reversed in 2001 as a result of employee terminations. No such reversals were recorded during 2003 and 2002. We have no remaining deferred stock compensation at December 31, 2003.

5. MINORITY INVESTMENT:

In February 2001, we made a $2.5 million minority investment in a privately-held development stage company, who was also a customer. We made no sales to this customer in 2003 or 2002, and sales to this customer in 2001 were insignificant. Our interest in the investee is significantly less than 20% and, as such, we do not have the ability to exercise significant influence. In December 2001, we determined that our investment’s decline in fair value was other than temporary based on a number of factors, including the value of the investee’s most recent round of

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financing, general market and industry conditions and the financial condition of and business outlook for the investee. Accordingly, we wrote off the entire minority investment and recorded an expense of $2.5 million in 2001.

6. 401(k) PLAN:

We provide a tax-qualified employee savings and retirement plan that entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan (“the Plan”), employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which was $12,000 in calendar year 2003. Employees age 50 or over may elect to contribute an additional $1,000. The Plan provides for discretionary contributions as determined by our board of directors each year. In January 2003, the board of directors approved a matching contribution program whereby we will match dollar for dollar contributed by each employee up to $1,250 per year for each employee. Our matching contributions to the Plan totaled $474,000 in 2003.

FOUNDRY NETWORKS, INC.

Quarterly Summary (Unaudited)

The following tables set forth our consolidated statement of operations data for each of the eight quarters ended December 31, 2003, including such amounts expressed as a percentage of net revenues. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(in thousands, except per share amounts)
Statement of Operations Data (unaudited):
Net revenues:
Product	$54,687	$65,720	$67,961	$76,630	$81,013	$83,444	$89,450	$97,418
Service	7,733	9,288	8,635	10,088	10,125	12,268	12,233	13,677
Total net revenues	62,420	75,008	76,596	86,718	91,138	95,712	101,683	111,095
Cost of revenues:
Product	28,308	34,057	34,589	37,693	35,442	32,428	31,754	33,488
Service	1,533	1,405	954	1,653	2,061	2,196	1,688	1,801
Total cost of revenues	29,841	35,462	35,543	39,346	37,503	34,624	33,442	35,289
Gross margin	32,579	39,546	41,053	47,372	53,635	61,088	68,241	75,806
Operating expenses:
Research and development	8,528	8,855	8,907	8,643	9,921	10,045	10,432	10,075
Sales and marketing	20,590	22,571	18,492	21,271	19,981	23,415	21,428	23,615
General and administrative	3,011	3,351	4,662	3,427	3,999	2,948	4,852	5,771
Amortization of deferred stock compensation	382	306	212	171	122	72	21	16
Total operating expenses	32,511	35,083	32,273	33,512	34,023	36,480	36,733	39,477
Income from operations	68	4,463	8,780	13,860	19,612	24,608	31,508	36,329
Interest income	1,475	1,284	1,184	1,082	1,065	1,229	1,475	1,399
Income before provision for income taxes	1,543	5,747	9,964	14,942	20,677	25,837	32,983	37,728
Provision for income taxes	494	1,724	2,959	4,482	7,237	9,043	12,204	13,659
Net income	$1,049	$4,023	$7,005	$10,460	$13,440	$16,794	$20,779	$24,069
Basic net income per share	$0.01	$0.03	$0.06	$0.09	$0.11	$0.14	$0.16	$0.18
Diluted net income per share	$0.01	$0.03	$0.06	$0.08	$0.11	$0.13	$0.15	$0.17
Percentage of Revenue (unaudited):
Revenues, net
Product	87.6%	87.6%	88.7%	88.4%	88.9%	87.2%	88.0%	87.7%
Service	12.4	12.4	11.3	11.6	11.1	12.8	12.0	12.3
Total net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Product	45.3	45.3	45.2	43.5	38.9	33.9	31.2	30.2
Service	2.5	1.9	1.2	1.9	2.3	2.3	1.7	1.6
Total cost of revenues	47.8	47.2	46.4	45.4	41.2	36.2	32.9	31.8
Gross margin	52.2	52.8	53.6	54.6	58.8	63.8	67.1	68.2
Operating expenses:
Research and development	13.7	11.8	11.6	10.0	10.9	10.5	10.2	9.0
Sales and marketing	33.0	30.1	24.1	24.5	21.9	24.4	21.1	21.3
General and administrative	4.8	4.5	6.1	3.9	4.4	3.1	4.8	5.2
Amortization of deferred stock compensation	0.6	0.4	0.3	0.2	0.1	0.1	—	—
Total operating expenses	52.1	46.8	42.1	38.6	37.3	38.1	36.1	35.5
Income from operations	0.1	6.0	11.5	16.0	21.5	25.7	31.0	32.7
Interest income	2.4	1.7	1.5	1.2	1.1	1.3	1.4	1.3
Income before provision for income taxes	2.5	7.7	13.0	17.2	22.6	27.0	32.4	34.0
Provision for income taxes	0.8	2.3	3.9	5.2	7.9	9.4	12.0	12.3
Net income	1.7%	5.4%	9.1%	12.0%	14.7%	17.6%	20.4%	21.7%

FOUNDRY NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	4,261	9,061	6,674	6,648
Allowance for sales returns	1,501	3,595	3,595	1,501
Year ended December 31, 2002:
Allowance for doubtful accounts	6,648	344	1,159	5,833
Allowance for sales returns	1,501	1,527	1,444	1,584
Year ended December 31, 2003:
Allowance for doubtful accounts	5,833	(862)	820	4,151
Allowance for sales returns	1,584	3,709	3,273	2,020

(1)	Deductions for allowance for doubtful accounts refer to write-offs and deductions for allowance for sales returns refer to actual returns.

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

During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 24, 2002, the Company did not consult with Ernst &Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided a copy of the above disclosures to AA. Exhibit 16.1 is a copy of AA’s letter dated June 25, 2002, stating its agreement with the above statements.

Item 9A. Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Annual Report on Form 10-K. Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, including those of our consolidated subsidiaries, are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information concerning our directors and executive officers required by this Item is incorporated by reference from the information contained under the caption “Executive Officers and Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Certain information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics is incorporated by reference from information contained in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values,” “Change of Control Agreements with Named Executive Officers,” “Compensation Committee Report on Executive Compensation,” and “Transactions with Management,” and “Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information under the captions “Record Date; Voting Securities,” “Common Stock Ownership of Certain Beneficial Owners and Management,” “Change of Control Agreements with Named Executive Officers,” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information under the caption “Transactions with Management” in the Proxy Statement.

Item 14. Principal Auditor Fees and Services

Incorporated by reference from the information under the caption “Principal Auditor Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements and Report of Independent Auditors and Public Accountants

(2)	Financial Statement Schedules

See “Item 8. Financial Statements, Quarterly Summary, and Schedule II—Valuation and Qualifying Accounts.” Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

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

10.1	1996 Stock Plan. (1)
10.2	1999 Employee Stock Purchase Plan. (2)
10.3	1999 Directors’ Stock Option Plan. (3)
10.5	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)
10.6	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)
10.7	2000 Non-Executive Stock Option Plan. (5)
10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 25, 2002. (7)
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
23.2	Notice Regarding Consent of Arthur Andersen LLP
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)

(1)	Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Report on Form 8-K filed on July 3, 2002.

(b)	Reports on Form 8-K.

The Registrant furnished a Current Report on Form 8-K dated October 22, 2003 to report the announcement of our financial results for the three month period ended September 30, 2003, pursuant to Item 12 of Form 8-K.

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
                    Timothy D. Heffner
Vice President, Finance & Administration,
                 Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobby R. Johnson Jr. and Timothy D. Heffner, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BOBBY R. JOHNSON, JR. (Bobby R. Johnson, Jr.)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004

/s/ TIMOTHY D. HEFFNER (Timothy D. Heffner)	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ ANDREW K. LUDWICK (Andrew K. Ludwick)	Director	March 15, 2004

/s/ ALFRED J. AMOROSO (Alfred J. Amoroso)	Director	March 15, 2004

/s/ C. NICHOLAS KEATING (C. Nicholas Keating)	Director	March 15, 2004

/s/ J. STEVEN YOUNG (J. Steven Young)	Director	March 15, 2004

/s/ ALAN L. EARHART (Alan L. Earhart)	Director	March 15, 2004

INDEX TO EXHIBITS

Number	Description
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
23.2	Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)