Form 10-Q
period 2004-03-31
FOUNDRY NETWORKS INC
filed 2004-05-11
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

As of May 5, 2004, there were 135,172,991 shares of the registrant’s common stock outstanding, par value $0.0001.

FOUNDRY NETWORKS, INC.
TABLE OF CONTENTS

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$195,191	$161,718
Short-term investments	226,811	184,859
Accounts receivable, net of allowances for doubtful accounts of $4,167 and $4,151 and sales returns of $1,295 and $2,020 at March 31, 2004 and December 31, 2003, respectively	73,358	77,077
Inventories	41,533	28,017
Deferred tax assets	34,979	33,308
Prepaid expenses and other current assets	5,969	5,001

Total current assets	577,841	489,980
Property and equipment, net	10,725	7,866
Long-term investments	138,615	159,107
Other long-term assets	1,186	1,191

Total assets	$728,367	$658,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,377	$10,080
Accrued payroll and related expenses	12,220	16,650
Other accrued expenses	6,203	5,804
Deferred support revenue	41,413	35,115

Total current liabilities	78,213	67,649
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at March 31, 2004 and December 31, 2003; None issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at March 31, 2004 and December 31, 2003:
Issued and outstanding—134,767 and 131,623 shares at March 31, 2004 and December 31, 2003, respectively	13	13
Additional paid-in capital	439,517	399,789
Note receivable from stockholder	(480)	(480)
Accumulated other comprehensive income	77	47
Retained earnings	211,027	191,126

Total stockholders’ equity	650,154	590,495

Total liabilities and stockholders’ equity	$728,367	$658,144

(1) Derived from audited consolidated financial statements as of December 31, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2004	2003

Net revenues:
Product	$89,300	$81,013
Service	14,716	10,125

Total net revenues	104,016	91,138

Cost of revenues:
Product	31,994	35,442
Service	3,126	2,061

Total cost of revenues	35,120	37,503

Gross margin	68,896	53,635

Operating expenses:
Research and development	10,012	9,921
Sales and marketing	23,168	19,981
General and administrative	5,425	3,999
Amortization of deferred stock compensation	—	122

Total operating expenses	38,605	34,023

Income from operations	30,291	19,612
Interest income	1,807	1,065

Income before provision for income taxes	32,098	20,677
Provision for income taxes	12,197	7,237

Net income	$19,901	$13,440

Basic net income per share	$0.15	$0.11
Weighted average shares used in computing basic net income per share	133,311	121,501

Diluted net income per share	$0.14	$0.11
Weighted average shares used in computing diluted net income per share	143,846	126,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,901	$13,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,501	1,241
Amortization of deferred stock compensation	—	122
Inventory provisions	4,865	1,268
Tax benefit from stock option exercises	17,296	612
Changes in operating assets and liabilities:
Accounts receivable	3,719	(13,190)
Inventories	(18,381)	4,438
Prepaid expenses and deferred tax and other assets	(2,634)	(118)
Accounts payable	8,297	1,996
Accrued payroll and related expenses	(4,430)	(1,270)
Other accrued expenses	399	7,795
Deferred support revenue	6,298	5,673

Net cash provided by operating activities	36,831	22,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and purchases of investments, net	(21,460)	(39,871)
Purchases of property and equipment, net	(4,360)	(1,094)

Net cash used in investing activities	(25,820)	(40,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	22,432	3,827

Net cash provided by financing activities	22,432	3,827

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,443	(15,131)
Effect of exchange rate changes on cash	30	122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,718	187,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,191	$172,710

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash refund from (paid for) income taxes, net	$3,444	$(153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended March 31, 2004 and 2003 is unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K.

          The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004.

          Principles of Consolidation and Foreign Currency Translation

          The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income within stockholders’ equity.

          Reclassifications

          Certain items previously reported in specific financial captions have been reclassified to conform to the March 31, 2004 presentation.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates are used in accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, contingencies and similar items. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are made.

          Cash Equivalents and Investments

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

          Cash equivalents and investments consist of the following (in thousands):

	March 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$81,168	$—	$—	$81,168
Corporate securities	12,750	45	—	12,795
Corporate commercial paper	49,963	—	—	49,963
Government securities	377,676	276	(13)	377,939

	$521,557	$321	$(13)	$521,865

Cash equivalents	$156,131	$—	$—	$156,131
Short-term investments	226,811	9	(13)	226,807
Long-term investments	138,615	312	—	138,927

	$521,557	$321	$(13)	$521,865

	December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$84,952	$—	$—	$84,952
Corporate securities	14,388	4	—	14,392
Corporate commercial paper	21,983	—	—	21,983
Government securities	338,741	293	(56)	338,978

	$460,064	$297	$(56)	$460,305

Cash equivalents	$116,098	$—	$—	$116,098
Short-term investments	184,859	1	(34)	184,826
Long-term investments	159,107	296	(22)	159,381

	$460,064	$297	$(56)	$460,305

          Inventories

          Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Purchased parts	$14,679	$9,495
Work-in-process	21,882	13,528
Finished goods	4,972	4,994

	$41,533	$28,017

          The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products. We perform a detailed assessment of our inventory each period, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory, and provide reserves to record inventory at its lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. We had inventory reserves of $29.0 million and $25.6 million as of March 31, 2004 and December 31, 2003, respectively.

          Concentrations

          Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, limit the amount of credit exposure with any one issuer or fund. As of March 31, 2004 and December 31, 2003, ten customers accounted for approximately 40% and 55% of our outstanding trade receivables, respectively.

          We purchase our proprietary ASICs used in the manufacture of our products from sole sources and depend on their supply to meet our needs.  Our custom designed ASICs may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy.  The inability of an ASIC supplier to fulfill our production requirements, or the time required for us to identify new suppliers if our relationship is terminated, could negatively affect our future results.

          Revenue Recognition

          General. We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue coming from customer support fees, training, and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and payment history.

          When sales arrangements contain multiple elements (i.e., hardware, training and installation), we allocate revenue to each element based on its relative fair value, generally the price charged when the item is sold separately, and recognize revenue for each element when revenue recognition criteria have been met for that element. This is in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 in the third quarter of 2003, and its adoption did not have a material effect on our results of operations or financial position.

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

          At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide a provision for estimated sales returns at the time product revenue is recognized and we record that amount as a reduction to product revenue. Our provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts.

          Services. Service revenues consist primarily of revenue from customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers with access to technical assistance, unspecified software updates and upgrades, hardware repair, and replacement parts.

          Support services are offered under renewable, fee-based contracts or as part of multiple-element arrangements. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, which generally ranges from one to five years.

          Revenue from training and installation services is recognized when services have been performed, and accounted for less than 1% of total revenues for each of the three months ended March 31, 2004 and 2003.

          Segment and Geographic Information

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

          We sell to customers located in various countries in North and South America, Europe, Asia, and Australia. Our foreign offices conduct sales, marketing, and support activities. We determine revenues by geographic location based on the physical destination of our product shipments. Our international sales represented 32% and 31% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. No individual country outside of the United States accounted for 10% or more of our total revenues for the three months ended March 31, 2004.  One individual country outside of the United States, Japan, accounted for 10% of our total revenues for the three months ended March 31, 2003.

          For the three months ended March 31, 2004 and 2003, a U.S. federal government integrator accounted for 12% and 20% of our revenues, respectively.  Sales to the U.S. federal government accounted for 32% and 30% of our revenues in the three months ended March 31, 2004 and 2003, respectively.

          Computation of Per Share Amounts

          Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average dilutive common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. Anti-dilutive common stock equivalents for the three months ended March 31, 2004 and 2003 were 1.1 million and 8.7 million, respectively.

	Three Months Ended March 31,

	2004	2003

	(In thousands, except per share data)

Net income	$19,901	$13,440

Basic:
Weighted average shares outstanding	133,311	121,501
Basic EPS	$0.15	$0.11

Diluted:
Weighted average shares outstanding	133,311	121,501
Add: Weighted average dilutive potential shares	10,535	5,239

Weighted average shares used in computing diluted EPS	143,846	126,740

Diluted EPS	$0.14	$0.11

          Stock-Based Compensation

          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we only recognize compensation expense if options are granted with an exercise price below fair market value at the date of grant or if options are modified subsequent to the date of grant. Any resulting compensation expense is recognized ratably over the vesting period.

          The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three months ended March 31,

	2004	2003

	(in thousands, except per share data)

Net income as reported	$19,901	$13,440
Add: Total stock-based compensation expense included in reported net income, net of tax effect	—	79
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(8,469)	(7,492)

Pro forma net income	$11,432	$6,027

Basic net income per share:
As reported	$0.15	$0.11
Pro forma	$0.09	$0.05
Diluted net income per share:
As reported	$0.14	$0.11
Pro forma	$0.08	$0.05

          We estimate the fair value of our stock options using the Black-Scholes option valuation model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly-subjective assumptions, including expected stock price volatility. Because our stock options have characteristics significantly different than those of traded options, and because changes in assumptions can materially affect fair value estimates, in management’s opinion, the Black-Scholes model does not provide a reliable measure of the fair value of our options. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Stock Option Plan		Employee Stock Purchase Plan

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Average risk free interest rate	2.62%	2.07%	1.24%	2.00%
Average expected life of option	4.0 years	3.7 years	1.4 years	0.5 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	75%	70%	65%	75%

2. COMPREHENSIVE INCOME

          Comprehensive income is defined in SFAS No. 130, “Reporting Comprehensive Income,” as the changes in equity of an enterprise except those resulting from stockholder transactions. Components of comprehensive income for the three months ended March 31, 2004 and 2003 were insignificant and consisted entirely of foreign currency translation adjustments.

3. COMMITMENTS AND CONTINGENCIES:

          Guarantees and Product Warranties

          FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.

          We provide all customers with a standard one-year hardware and 90-day software warranty. Customers can upgrade the standard warranty and extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

          Changes in the Company’s product warranty liability for the three months ended March 31, 2004 are as follows:

Balance, December 31, 2003	$1,781
Liabilities accrued for warranties issued during the period	260
Warranty claims settled during the period	(105)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(269)

Balance, March 31, 2004	$1,667

          We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the three months ended March 31, 2004:

Deferred support revenue at December 31, 2003	$35,115
Additions to deferred support revenue	20,576
Recognition of support revenue	(14,278)

Ending balance at March 31, 2004	$41,413

          In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party to such an arrangement from any losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our financial statements as of March 31, 2004 or December 31, 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.

          Purchase Commitments with Contract Manufacturers

          We use contract manufacturers to assemble and test our products. In order to reduce manufacturing lead-times and ensure adequate inventories, our agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. As of March 31, 2004, we were committed to purchase approximately $44.6 million of such inventory.

          Litigation

          In December 2000, several similar shareholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiffs’ fifth amended complaint. On September 29, 2003, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. On April 2, 2004, we filed our responsive brief.  When the briefings are complete, the Court of Appeals will schedule the oral argument.  We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

          A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (the “Foundry Defendants”), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“ IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

          On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages.  On November 18, 2002, Nortel filed an Answer and Counter Claims asserting infringement of five additional patents against us.  On December 6, 2002, we filed an Answer to Nortel’s counter claims denying infringement and asserting invalidity as to Nortel’s five asserted patents.  On April 11, 2003, the District Court set a trial date for November 29, 2004.  On November 18, 2003, after a Markman Hearing, the District Court issued an order on ten disputed terms as to the asserted patents construing each disputed term in our favor.  Discovery is ongoing and scheduled to close on June 11, 2004.  On April 2, 2004, we filed summary judgment motions on two of Nortel’s asserted patents.  The parties are awaiting a hearing date on the motions.  We analyzed the validity of Nortel’s counter claims and believe they are without merit.

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

          On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages.  On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent.  On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131.  We are in the process of evaluating Lucent’s counter claims.  We analyzed the validity of Nortel’s counter claims and believe they are without merit.

          From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such provision on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. To date, we have not recorded any such provisions in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

4. INCOME TAXES:

          We recorded income tax provisions of $12.2 million and $7.2 million for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate for the three months ended March 31, 2004 was 38%, compared to 35% for the same period in 2003. These rates reflect federal statutory and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

          Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $17.3 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

          Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $35.0 million at March 31, 2004.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

          The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.

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

          Critical Accounting Policies and Estimates

          Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

          Results of Operations

          Net Revenues

          We offer products in two configuration platforms, a fixed configuration stackable or a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. Chassis use a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network and then reconfigure the chassis to be used in the backbone or core of their network.  The physical connection between the stackable or chassis to a copper or fiber cable is called a port.  Customers purchase a number of ports based on their desired network functionality and throughput.  A port is used as a unit of measure for networking devices because it provides a more meaningful comparison of customer and market trends over time.  Higher port shipments in a particular period is generally an indicator of potential network and revenue growth.  Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.

          The following table presents product and service revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,

	2004	% of Revenues	2003	% of Revenues

Net revenues:
Product	$89,300	86%	$81,013	89%
Service	14,716	14%	10,125	11%

Total net revenues	$104,016	100%	$91,138	100%

          Product revenues were $89.3 million and $81.0 million for the three months ended March 31, 2004 and 2003, respectively, representing an increase of 10%.  The increase is due primarily to increased volume. Total port shipments increased 21% in the first quarter of 2004, compared to the first quarter of 2003, primarily due to improved economic conditions and increased IT spending by enterprise customers and the U.S. federal government.  Sales to the U.S. federal government as a percentage of revenue were 32% and 30% for the three months ended March 31, 2004 and 2003, respectively.  Product revenues in the first quarter of 2004 also increased due to increased sales momentum of our Terabit-capacity, 10-Gigabit BigIron MG8 system, which was introduced in the third quarter of 2003.

          The following table presents net chassis and stackable revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,

	2004	% of Net Revenues	2003	% of Net Revenues

Total net revenues:
Chassis	$83,213	80%	$74,733	82%
Stackable	20,803	20%	16,405	18%

Total net revenues	$104,016	100%	$91,138	100%

          Revenue from our chassis products accounted for 80% and 82% of our total net revenues for the three months ended March 31, 2004 and 2003, respectively. We do not expect sales of our chassis and stackable products to fluctuate significantly as a percentage of total net revenues in the future.

          Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from providing training and installation services. Service revenues were $14.7 million and $10.1 million, or 14% and 11% of total revenues, for the three months ended March 31, 2004 and 2003, respectively. Service revenue increased in absolute dollars in 2004 due to a larger installed base of our networking equipment.

          For the three months ended March 31, 2004 and 2003, a U.S. federal government integrator accounted for 12% and 20% of our revenues, respectively.  Sales to the U.S. federal government accounted for 32% and 30% of our revenues in the three months ended March 31, 2004 and 2003, respectively.  International sales represented 32% and 31% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. No individual country outside of the United States accounted for 10% or more of our total revenues for the three months ended March 31, 2004.  One individual country outside of the United States, Japan, accounted for 10% of our total revenues for the three months ended March 31, 2003.

          Gross Margins

          The following table presents gross margins and the related gross margin percentages for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,

	2004		2003

	Gross Margin $	Gross Margin %	Gross Margin $	Gross Margin %

Gross margins:
Product	$57,306	64%	$45,571	56%
Service	11,590	79%	8,064	80%

Total gross margins	$68,896	66%	$53,635	59%

          Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Product gross margins were $57.3 million and $45.6 million, or 64% and 56% of product revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in product gross margin as a percentage of product revenues was the result of lower contract manufacturing and component costs such as memory devices and printed circuit boards, cost efficiencies associated with increased business volume, and increased sales of our high-end, high-margin products in the first quarter of 2004.  Total port shipments increased 21%, with port shipments of our high-end, high-margin Gigabit and 10-Gigabit Ethernet products increasing 5% in the first quarter of 2004 compared to the first quarter of 2003.  These improvements in product gross margin in the first quarter of 2004 were offset somewhat by increased inventory provisions.  For the first quarter of 2004, our inventory provisions were higher than they were in the first quarter of 2003, primarily as a result of the difficulties associated with forecasting demand and managing supply for our broader product portfolio that includes numerous recently introduced products.

          Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include material costs, labor, and overhead. Service gross margins were $11.6 million and $8.1 million for the three months ended March 31, 2004 and 2003, or 79% and 80% of service revenues, respectively. The decrease in our service gross margin percentage was due primarily to increased inventory costs associated with supporting a larger customer base.  As a result, our level of service inventory has nearly doubled from the first quarter of 2003.

          Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess, obsolete, and impaired inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors That May Affect Future Results and Market Price of Stock—Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

          Research and Development, Sales and Marketing, and General and Administrative Expenses

          The following table presents research and development, sales and marketing, and general and administrative expenses for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,

	2004	% of Revenues	2003	% of Revenues

Research and Development	$10,012	10%	$9,921	11%
Sales and Marketing	$23,168	22%	$19,981	22%
General and Administrative	$5,425	5%	$3,999	4%

          Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials and expenses related to the development of our ASICs, software development and testing costs, and depreciation of equipment related to research and development activities. Research and development expenses were $10.0 million and $9.9 million, or 10% and 11% of revenues, for the three months ended March 31, 2004 and 2003, respectively.  We have continued to invest in research and development efforts in areas such as data, voice, and video over IP; security; network management; and advanced core and edge switching technologies.

          Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $23.2 million and $20.0 million, or 22% of revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase of $2.0 million in advertising expenses to enhance our brand recognition and to announce our Terabit-capacity Ethernet switching products. To a lesser extent, sales commissions increased $0.9 million as a result of higher sales for the three months ended March 31, 2004.

          General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $5.4 million and $4.0 million, or 5% and 4% of revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in absolute dollars was due to increased legal costs associated with litigation matters discussed in Note 3 and increased headcount.

          Interest Income

          We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest income of $1.8 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in interest income was primarily a result of higher investment balances maintained during the three months ended March 31, 2004.  Our total cash and investments increased $209.3 million from March 31, 2003 to March 31, 2004.

          Income Taxes

          We recorded income tax provisions of $12.2 million and $7.2 million for the three months ended March 31, 2004 and 2003, respectively. The effective tax rates for the three months ended March 31, 2004 and 2003 were 38% and 35%, respectively. The increase in the effective tax rate can be attributed to reduced effects from research and development tax credits and tax-exempt interest income.  The effects of these items were reduced since the amounts did not increase at the same rate as pre-tax income.

          Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $17.3 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

          Liquidity and Capital Resources

          At March 31, 2004, we had cash and investments totaling $560.6 million, an increase of $54.9 million from $505.7 million at December 31, 2003. The increase can be attributed to $32.1 million of pre-tax earnings in the first quarter of 2004 and $22.4 million of proceeds from the exercise of employee stock options, offset by $4.4 million of equipment purchases during the three months ended March 31, 2004.

          Net accounts receivable at March 31, 2004 decreased $3.7 million from December 31, 2003. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity and collections performance.  Our DSO was 63 days as of March 31, 2004 and December 31, 2003.

          Net inventories were $41.5 million and $28.0 million as of March 31, 2004 and December 31, 2003, respectively.  We significantly increased our inventory levels in the first quarter of 2004 to support a broader product offering, including new products, and in anticipation of increasing quarterly sales volume throughout the remainder of 2004. Annualized net inventory turnover was approximately 3.2 and 4.0 for the three months ended March 31, 2004 and December 31, 2003, respectively.

          Based on past performance and current expectations, we believe our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through at least the next twelve months.

          Disclosures about Contractual Obligations and Commercial Commitments

          The following table summarizes our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	More Than 3 Years

Operating office leases	$14,130	$4,671	$7,460	$1,999
Purchase commitments with our contract manufacturers	44,619	44,619	—	—

Total contractual cash obligations	$58,749	$49,290	$7,460	$1,999

          Key factors impacting our cash flows include our ability to effectively manage our working capital, in particular inventory and accounts receivable, as well as future demand for our products and related pricing. We may incur higher capital expenditures in the near future if market conditions improve and we expand our operations. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investment may reduce our current capital or require additional capital.

          Off-Balance Sheet Arrangements

          We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

          Weak economic and market conditions or geopolitical turmoil may adversely affect our revenues, gross margins and expenses.

          Our quarterly revenues and operating results may continue to fluctuate, due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. There can be no assurance that we will be able to maintain or improve our financial results or that economic and market conditions will continue to improve and will not deteriorate.

          Because our financial results are difficult to predict, we may not meet quarterly financial expectations, which could cause our stock price to decline.

          Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance.  Delays in generating or recognizing forecasted revenues could cause our quarterly operating results to be below our expectations and those of public market analysts or investors, which could cause the price of our common stock to fall.

          We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter are typically substantially less than our expected revenue for that quarter, and once received, orders are generally cancelable at any time prior to shipment. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, our reseller agreements typically allow the reseller to delay scheduled delivery dates without penalty. Moreover, demand for our products may fluctuate as a result of seasonality.

          In addition, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operations and distribution channels, product marketing, customer support, expansion of our corporate infrastructure, legal matters, and facilities expansion. We base our operating expenses on anticipated revenue levels, and a high percentage of our expenses are fixed in the short-term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.

          Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you may not be able to rely on the results for any period as an indication of future performance. In the future, our revenue may remain the same, decrease or increase, and we may not be able to sustain or increase profitability on a quarterly or annual basis. As a consequence, operating results for a particular quarter are extremely difficult to predict.

          Although our customer base has increased, we still depend on large, recurring purchases from certain customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

          Sales to our ten largest customers accounted for 43% and 55% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, America Online, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

          As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular. The process of becoming a qualified government vendor takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed.

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

          The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, in order to remain competitive, we must introduce new products in a timely manner that offer substantially greater performance and support a greater number of users per device, all at lower price points.  Even if these objectives are accomplished, new products may not be successful in the marketplace, or may take more time than anticipated to start generating meaningful revenue. The process of developing new technology is complex and uncertain, and if we fail to develop or obtain important intellectual property and accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will eventually result in products the market will accept. After a product is developed, we must be able to forecast sales volumes and quickly manufacture a sufficient volume of products and mix of configurations that meet customer requirements, all at low costs.

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

          Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products have decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors occasionally lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the recent disruption in the technology sector, coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.

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

          We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Despite the economic downturn, competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineer and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. Some of the proposals currently under consideration by the accounting standard setting body regarding the accounting treatment of stock options could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

          We purchase several key components for our products from sole sources; if these components are not available, our revenues may be harmed.

          We purchase several key components used in our products from sole sources, and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. Lead-times for various components have lengthened recently as a result of limits on IT spending and the economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.

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

          On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California, alleging that certain of Nortel’s products infringe one of our patents, and alleging breach of contract by Nortel. We are seeking injunctive relief and damages. On November 18, 2002, Nortel filed an Answer and Counter Claims asserting infringement of five additional patents against us.  On December 6, 2002, we filed an Answer to Nortel’s counter claims denying infringement and asserting invalidity as to Nortel’s five asserted patents.  On April 11, 2003, the District Court set a trial date for November 29, 2004.  On November 18, 2003, after a Markman Hearing, the District Court issued an order on ten disputed terms as to the asserted patents construing each disputed term in our favor.  Discovery is ongoing and scheduled to close on June 11, 2004.  On April 2, 2004, we filed summary judgment motions on two of Nortel’s asserted patents.  The parties are awaiting a hearing date on the motions.  We analyzed the validity of Nortel’s counter claims and believe they are without merit.

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

          Although we focus on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

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

          The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in late 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

          Management owns approximately 10.0% of our stock; their interests could conflict with other shareholders; significant sales of stock held by them and other employees could have a negative effect on our stock price.

          Our directors and executive officers own approximately 10.0% of our outstanding common stock as of March 31, 2004. As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our employees who own Foundry common stock are also collectively able to significantly influence such matters. Such concentration of ownership may have the effect of delaying or preventing a change in control of Foundry. In addition, sales of significant amounts of shares held by our employees, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          Our investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to interest rate risk relates to our investment portfolio. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. For liquidity purposes, our investment policy requires that we maintain a minimum of $75 million in money market accounts of suitable credit quality. We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of minus 50 basis points, while all other variables remain constant. A hypothetical 50 basis point decline in interest rates would reduce our annualized interest income by approximately $2.6 million at March 31, 2004.

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

          Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies. We have performed a sensitivity analysis as of March 31, 2004 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at March 31, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at March 31, 2004.

Item 4. Controls and Procedures

          We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, including those of our consolidated subsidiaries, are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  However, on April 30, 2004, we filed our definitive proxy statement one day late.  We believe this was due to an administrative oversight, namely the failure of both us and our printing company to recognize that the filing was required one day earlier than the end of the month due to the fact that 2004 was a leap year.  We believe this is an isolated incident caused by unusual circumstances, and will take necessary actions to ensure it does not recur.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          In December 2000, several similar shareholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of shareholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiffs’ fifth amended complaint. On September 29, 2003, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. On April 2, 2004, we filed our responsive brief.  When the briefings are complete, the Court of Appeals will schedule the oral argument.  We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

          A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (the “Foundry Defendants”), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“ IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also appears to allege that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934, against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 of the individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement, which is still being finalized, will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

          On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages.  On November 18, 2002, Nortel filed an Answer and Counter Claims asserting infringement of five additional patents against us.  On December 6, 2002, we filed an Answer to Nortel’s counter claims denying infringement and asserting invalidity as to Nortel’s five asserted patents.  On April 11, 2003, the District Court set a trial date for November 29, 2004.  On November 18, 2003, after a Markman Hearing, the District Court issued an order on ten disputed terms as to the asserted patents construing each disputed term in our favor.  Discovery is ongoing and scheduled to close on June 11, 2004.  On April 2, 2004, we filed summary judgment motions on two of Nortel’s asserted patents.  The parties are awaiting a hearing date on the motions.  We analyzed the validity of Nortel’s counter claims and believe they are without merit.

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

          On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent.  On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131.  We are in the process of evaluating Lucent’s counter claims.

          From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such provision on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. To date, we have not recorded any such provisions in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

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

(b) Reports on Form 8-K.

          The Registrant furnished a Current Report on Form 8-K dated January 28, 2004 to report the announcement of our financial results for the quarter ended December 31, 2003 pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDRY NETWORKS, INC.
(Registrant)

By:	/s/ TIMOTHY D. HEFFNER

Timothy D. Heffner Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2004