Form 10-Q
period 2004-06-30
FOUNDRY NETWORKS INC
filed 2004-08-02
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]     No [   ]

As of July 28, 2004, there were 135,625,153 shares of the registrant’s common stock outstanding, par value $0.0001.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$151,614	$161,718
Short-term investments	240,433	184,859
Accounts receivable, net of allowances for doubtful accounts of $4,110 and $4,151 and sales returns of $1,158 and $2,020 at June 30, 2004 and December 31, 2003, respectively	75,195	77,077
Inventories	38,393	28,017
Deferred tax assets	34,977	33,308
Prepaid expenses and other current assets	3,795	5,001

Total current assets	544,407	489,980
Property and equipment, net	10,325	7,866
Long-term investments	201,713	159,107
Other long-term assets	1,240	1,191

Total assets	$757,685	$658,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,466	$10,080
Accrued payroll and related expenses	16,127	16,650
Other accrued expenses	8,119	5,804
Current portion of deferred support revenue	31,717	27,408

Total current liabilities	75,429	59,942
Deferred support revenue	9,509	7,707

Total liabilities	84,938	67,649

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized—5,000 shares at June 30, 2004 and December 31, 2003; None issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value:
Authorized—300,000 shares at June 30, 2004 and December 31, 2003:
Issued and outstanding—135,482 and 131,623 shares at June 30, 2004 and December 31, 2003, respectively	14	13
Additional paid-in capital	446,817	399,789
Note receivable from stockholder	—	(480)
Accumulated other comprehensive income	(99)	47
Retained earnings	226,015	191,126

Total stockholders’ equity	672,747	590,495

Total liabilities and stockholders’ equity	$757,685	$658,144

(1)	Derived from December 31, 2003 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product	$83,489	$83,444	$172,789	$164,457
Service	14,338	12,268	29,054	22,393

Total net revenues	97,827	95,712	201,843	186,850

Cost of revenues:
Product	30,442	32,428	62,436	67,870
Service	3,566	2,196	6,692	4,257

Total cost of revenues	34,008	34,624	69,128	72,127

Gross profit	63,819	61,088	132,715	114,723

Operating expenses:
Research and development	10,003	10,045	20,015	19,966
Sales and marketing	25,094	23,415	48,262	43,396
General and administrative	6,268	2,948	11,693	6,947
Amortization of deferred stock compensation	—	72	—	194

Total operating expenses	41,365	36,480	79,970	70,503

Income from operations	22,454	24,608	52,745	44,220
Interest and other income, net	1,720	1,229	3,527	2,294

Income before provision for income taxes	24,174	25,837	56,272	46,514
Provision for income taxes	9,186	9,043	21,383	16,280

Net income	$14,988	$16,794	$34,889	$30,234

Basic net income per share	$0.11	$0.14	$0.26	$0.25
Weighted average shares used in computing basic net income per share	135,183	123,353	133,964	122,241
Diluted net income per share	$0.11	$0.13	$0.24	$0.23
Weighted average shares used in computing diluted net income per share	141,475	132,609	142,624	129,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,889	$30,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,490	2,509
Amortization of deferred stock compensation	—	194
Reduction of allowance for doubtful accounts	—	(600)
Inventory provisions	8,723	5,655
Tax benefit from stock option exercises	19,860	6,467
Changes in operating assets and liabilities:
Accounts receivable	1,882	(2,652)
Inventories	(19,099)	2,708
Deferred tax assets, prepaid expenses and other assets	(512)	(382)
Accounts payable	9,386	2,842
Accrued payroll and related expenses	(523)	2,326
Other accrued expenses	2,315	6,063
Deferred support revenue	6,111	9,550

Net cash provided by operating activities	66,522	64,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	223,971	139,929
Purchases of short-term and long-term investments	(322,151)	(186,902)
Purchases of property and equipment, net	(5,949)	(2,719)

Net cash used in investing activities	(104,129)	(49,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note receivable	480	—
Proceeds from issuances of common stock	27,169	22,636

Net cash provided by financing activities	27,649	22,636

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,958)	37,858
Effect of exchange rate changes on cash	(146)	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,718	187,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,614	$225,574

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$(4,143)	$(4,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and six months ended June 30, 2004 and 2003 is unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The condensed interim consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004.

     Principles of Consolidation and Foreign Currency Translation

     Our condensed consolidated financial statements reflect the operations of Foundry and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income within stockholders’ equity.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the June 30, 2004 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates are used in accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, deferred tax assets, contingencies and similar items. Estimates and assumptions are reviewed periodically by management and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are made.

     Cash Equivalents and Investments

     We consider all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities and cash deposited in checking and money market accounts. Our investment portfolio includes only marketable securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.

     Investments in financial instruments that mature less than one year from the balance sheet date are classified as short-term investments and investments with maturities greater than one year from the balance sheet date are classified as long-term investments. All of our investments are stated at amortized cost and are held-to-maturity.

     We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

     Cash equivalents and investments consist of the following (in thousands):

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$80,991	$—	$—	$80,991
Corporate securities	8,380	—	(62)	8,318
Government securities	433,766	44	(1,377)	432,433

	$523,137	$44	$(1,439)	$521,742

Cash equivalents	$80,991	$—	$—	$80,991
Short-term investments	240,433	—	(7)	240,426
Long-term investments	201,713	44	(1,432)	200,325

	$523,137	$44	$(1,439)	$521,742

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$84,952	$—	$—	$84,952
Corporate securities	98,388	4	—	98,392
Corporate commercial paper	21,983	—	—	21,983
Government securities	254,741	293	(56)	254,978

	$460,064	$297	$(56)	$460,305

Cash equivalents	$116,098	$—	$—	$116,098
Short-term investments	184,859	1	(34)	184,826
Long-term investments	159,107	296	(22)	159,381

	$460,064	$297	$(56)	$460,305

     Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Purchased parts	$10,969	$9,495
Work-in-process	20,094	13,528
Finished goods	7,330	4,994

	$38,393	$28,017

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each period, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. We have recorded inventory adjustments of $25.7 million and $25.6 million as of June 30, 2004 and December 31, 2003, respectively, and such adjustments are reflected in the table above.

     Concentrations

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers that meet or exceed our guidelines. As of June 30, 2004 and December 31, 2003, ten customers accounted for approximately 46% and 55% of our net outstanding trade receivables, respectively.

     We purchase our proprietary ASICs used in the manufacture of our products from sole sources and depend on their supply to meet our needs. Our custom designed ASICs may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. The inability of an ASIC supplier to fulfill our production requirements, or the time required for us to identify new suppliers if a relationship is terminated, could negatively affect our future results of operations.

     Revenue Recognition

     General. We sell our products through our direct sales force to domestic customers and through distribution channels to international customers. We generate the majority of our revenue from sales of chassis and stackable-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history with us.

     When sales arrangements contain multiple elements (i.e., hardware, training and installation), we allocate revenue to each element based on its relative fair value, which is generally the price we charge when we sell the item separately, and recognize revenue for each element when revenue recognition criteria have been met for that element. This is in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 in the third quarter of 2003, and its adoption did not have a material effect on our results of operations or financial position.

     Product. Product revenue is generally recognized at the time of shipment, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues.

     At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide for estimated sales returns at the time product revenue is recognized and record that amount as a reduction to product revenue. Our sales return provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts.

     Services. Service revenues consist primarily of revenue from customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers with access to technical assistance, unspecified software updates and upgrades on a when-and-if available basis, hardware repair and replacement parts.

     Support services are offered under renewable, fee-based contracts or as part of multiple-element arrangements. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, which generally ranges from one to five years.

     Revenue from training and installation services is recognized when services have been performed, and represented less than 1% of total revenues for all periods presented.

     Segment and Geographic Information

     Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing and marketing of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenues by geographic region and configuration type.

     We sell to customers located in various countries in North and South America, Europe, Asia, and Australia. Our foreign offices conduct sales, marketing and support activities. We determine revenues by geographic location based on the physical destination of our product shipments. International sales represented 34% and 37% of our net product revenue for the three and six months ended June 30, 2004, respectively, and 33% of our net product revenue for the three and six months ended June 30, 2003. One individual country outside of the United States, Japan, accounted for 11% and 10% of our net product revenue for the three and six months ended June 30, 2004, respectively. Japan represented 10% and 11% of net product revenue for the three and six months ended June 30, 2003, respectively. Sales to the U.S. federal government accounted for approximately 28% of our total revenues in the three months ended June 30, 2004 and 2003, and approximately 29% of our total revenues for the six months ended June 30, 2004 and 2003.

     Net product revenue from customers representing 10% or more of net product revenue for the respective periods is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	—	14%	—	19%
Customer B	—	—	—	10%
Customer C	—	—	10%	—

     Computation of Per Share Amounts

     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average dilutive common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 9.7 million and 2.7 million anti-dilutive common stock equivalents for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, there were 5.6 million and 7.8 million anti-dilutive common stock equivalents, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$14,988	$16,794	$34,889	$30,234

Basic:
Weighted average shares outstanding	135,183	123,353	133,964	122,241
Basic EPS	$0.11	$0.14	$0.26	$0.25

Diluted:
Weighted average shares outstanding	135,183	123,353	133,964	122,241
Add: Weighted average dilutive potential shares	6,292	9,256	8,660	7,118

Weighted average shares used in computing diluted EPS	141,475	132,609	142,624	129,359

Diluted EPS	$0.11	$0.13	$0.24	$0.23

     Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recognize compensation expense if options are granted with an exercise price below fair market value at the date of grant or if options are modified subsequent to the date of grant. Any resulting compensation expense is recognized either ratably over the vesting period or using variable accounting over the period from the date of modification to exercise or cancellation of the award.

     The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income as reported	$14,988	$16,794	$34,889	$30,234
Add: Total stock-based compensation expense included in reported net income, net of tax effect	—	47	—	126
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(9,506)	(7,517)	(18,362)	(15,119)

Pro forma net income	$5,482	$9,324	$16,527	$15,241

Basic net income per share:
As reported	$0.11	$0.14	$0.26	$0.25
Pro forma	$0.04	$0.08	$0.12	$0.12

Diluted net income per share:
As reported	$0.11	$0.13	$0.24	$0.23
Pro forma	$0.04	$0.07	$0.12	$0.12

     We estimate the fair value of our stock options using the Black-Scholes option valuation model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly-subjective assumptions, including expected stock price volatility. Because our stock options have characteristics significantly different than those of traded options, and because changes in assumptions can materially affect fair value estimates, the Black-Scholes model does not provide a reliable measure of the fair value of our options in management’s opinion. The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Stock Option Plan:
Average risk free interest rate	3.45%	1.85%	2.91%	2.03%
Average expected life of option	3.7 years	4.0 years	3.9 years	3.7 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	70%	63%	73%	69%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Employee Stock Purchase Plan:
Average risk free interest rate	2.67%	2.00%	1.96%	2.00%
Average expected life of option	1.9 years	0.5 years	1.6 years	0.5 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	70%	75%	67%	75%

     Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The Task Force developed a basic three-step model in evaluating whether an investment is other-than-temporarily impaired and reached a consensus that additional disclosures are required for cost method investments. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The application of this consensus did not have an effect on our consolidated results of operations for the quarter ended June 30, 2004.

2. COMPREHENSIVE INCOME

     Comprehensive income is defined in SFAS No. 130, “Reporting Comprehensive Income,” as the changes in equity of an enterprise except those resulting from stockholder transactions. Non-net income components of comprehensive income for the three and six months ended June 30, 2004 and 2003 were insignificant and consisted entirely of foreign currency translation adjustments.

3. COMMITMENTS AND CONTINGENCIES

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

     We provide all customers with a standard one-year hardware and 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

     Changes in product warranty liability for the six months ended June 30, 2004 were as follows:

Balance, December 31, 2003	$1,781
Liabilities accrued for warranties issued during the period	508
Warranty claims settled during the period	(227)
Expirations and changes in estimates	(497)

Balance, June 30, 2004	$1,565

     We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the six months ended June 30, 2004:

Deferred support revenue at December 31, 2003	$35,115
Additions to deferred support revenue	34,474
Recognition of support revenue	(28,363)

Ending balance at June 30, 2004	$41,226

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party to such an arrangement from any losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our financial statements as of June 30, 2004 or December 31, 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.

     Purchase Commitments with Suppliers and Contract Manufacturers

     We use contract manufacturers to assemble and test our products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain contract manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and contract manufacturers that may not be cancelable at any time. As of June 30, 2004, we had approximately $48.9 million of open purchase orders with our component suppliers and contract manufacturers that may not be cancelable.

     Litigation

     In December 2000, several similar stockholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC, and lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of stockholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiffs’ fifth amended complaint. On September 29, 2003, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. On April 2, 2004, we filed our responsive brief. On May 14, 2004, the plaintiff appellants filed a reply brief. The briefing is now complete and the parties are awaiting a schedule for oral argument from the Court of Appeals. We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

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

     In March 2001, Nortel Networks Corp. (“Nortel”) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief and unspecified damages. Nortel has also brought suit, on the same or similar patents, against other networking companies. We have analyzed the validity of Nortel’s claims and believe that Nortel’s suit is without merit. Discovery has closed and both sides have filed expert reports. A Markman Hearing to construe disputed terms has been scheduled for September 17, 2004. A hearing on outstanding summary judgement motions has been scheduled for September 23, 2004. We are committed to vigorously defending ourself against these claims.

     On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages. On November 18, 2002, Nortel filed an Answer and Counter Claims asserting infringement of five additional patents against us. On December 6, 2002, we filed an Answer to Nortel’s counter claims denying infringement and asserting invalidity as to Nortel’s five asserted patents. On April 11, 2003, the District Court set a trial date for November 29, 2004. On November 18, 2003, after a Markman Hearing, the District Court issued an order on ten disputed terms as to the asserted patents construing each disputed term in our favor. Discovery has been completed and expert reports have been filed. On April 2, 2004, we filed summary judgment motions on two of Nortel’s asserted patents. The parties are awaiting a hearing date on the motions. We analyzed the validity of Nortel’s counter claims and believe they are without merit.

     In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. Discovery is ongoing. The parties have been instructed by the court to be prepared for trial in the spring of 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourself against Lucent’s claims.

     On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We analyzed the validity of Lucent’s counter claim and believe it is without merit.

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

4. INCOME TAXES:

     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. We recorded income tax provisions of $21.4 million and $16.3 million for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate for the three and six months ended June 30, 2004 was 38%, compared to 35% for the same periods in 2003. These rates reflect federal and state statutory tax rates, offset by tax benefits associated with research and development tax credits, export sales incentives, and tax-exempt interest income.

     Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $19.9 million and $6.5 million for the six months ended June 30, 2004 and 2003, respectively.

     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $35.0 million at June 30, 2004.

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

     Overview

     Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers, and Internet traffic management products. Our customers include U.S. government agencies and enterprises such as healthcare, universities, financial and manufacturing companies, e-commerce sites, and entertainment companies, as well as Internet and Metro service providers.

     Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases their estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Results of Operations

     Net Revenues

     We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. Chassis use a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network and then reconfigure the chassis to be used in the backbone or core of their network. The physical connection between the stackable or chassis to a copper or fiber cable is called a port. Customers purchase a number of ports based on their desired network functionality and throughput. The networking industry generally uses ports as a unit of measure for networking devices because it provides a more meaningful comparison of customer and market trends over time. Higher port shipments in a particular period are generally an indicator of potential network and revenue growth. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.

     The following table presents product and service revenues for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
Net revenues:
Product	$83,489	85%	$83,444	87%	$172,789	86%	$164,457	88%
Service	14,338	15%	12,268	13%	29,054	14%	22,393	12%

Total net revenues	$97,827	100%	$95,712	100%	$201,843	100%	$186,850	100%

     Product revenues were $83.5 million and $83.4 million for the three months ended June 30, 2004 and 2003, respectively. Total ports shipped were essentially the same for both periods, and the effect on revenue in the second quarter of 2004 of selling price erosion, caused by heightened competition in the IT marketplace, was offset by a shift in product mix from lower priced 10/100 Ethernet ports to higher-priced 10-Gigabit Ethernet products. For the six months ended June 30, 2004 and 2003, product revenues were $172.8 million and $164.5 million, respectively, an increase of 5%. The overall increase was due to increased port shipments of 9%, mitigated somewhat by lower average selling prices as a result of competitive pressures. Sales to the U.S. federal government as a percentage of total revenues were approximately 28% for the three months ended June 30, 2004 and 2003, and approximately 29% for the six months ended June 30, 2004 and 2003.

     The following table presents net chassis and stackable revenues for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
Total net revenues:
Chassis	$74,349	76%	$76,569	80%	$157,562	78%	$149,480	80%
Stackable	23,478	24%	19,143	20%	44,281	22%	37,370	20%

Total net revenues	$97,827	100%	$95,712	100%	$201,843	100%	$186,850	100%

     Revenue from our chassis products accounted for 76% and 80% of our total net revenues for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, revenue from chassis products was 78% and 80% of our total net revenues, respectively. The shift in product mix from chassis to stackable products was due to our increased efforts in 2004 to sell a complete solution that combines both stackable and chassis products to customers who may otherwise purchase high-end Layer 2-3 chassis products from us and low-end Layer 2-3 stackable products from another vendor. We do not expect sales of our chassis and stackable products to fluctuate significantly as a percentage of total net revenues in the future.

     Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from providing training and installation services. Service revenues were $14.3 million and $12.3 million, or 15% and 13% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, service revenues were $29.1 million and $22.4 million, or 14% and 12% of total revenues, respectively. Service revenues increased in absolute dollars in 2004 due to a growth in our installed base of networking equipment and increased efforts to renew customer support contracts.

     Our international sales represented 34% and 37% of our net product revenue for the three and six months ended June 30, 2004, respectively, and 33% of our net product revenue for the three and six months ended June 30, 2003. One individual country outside of the United States, Japan, accounted for 11% and 10% of our net product revenue for the three and six months ended June 30, 2004, respectively. Japan accounted for 10% and 11% of our net product revenue for the three and six months ended June 30, 2003, respectively.

     Net product revenue from customers representing 10% or more of net product revenue for the respective periods is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	—	14%	—	19%
Customer B	—	—	—	10%
Customer C	—	—	10%	—

     Gross Margins

     The following table presents gross margins and the related gross margin percentages for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margins:
Product	$53,047	64%	$51,016	61%	$110,353	64%	$96,587	59%
Service	10,772	75%	10,072	82%	22,362	77%	18,136	81%

Total gross margins	$63,819	65%	$61,088	64%	$132,715	66%	$114,723	61%

     Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Product gross margins were $53.0 million and $51.0 million, or 64% and 61% of net product revenue, for the three months ended June 30, 2004 and 2003, respectively. Product gross margins were $110.4 million and $96.6 million, or 64% and 59% of net product revenue, for the six months ended June 30, 2004 and 2003, respectively. The increases in product gross margins as a percentage of product net revenue were the result of reduced component and contract manufacturing costs, lower provisions for excess and obsolete inventory and favorable shifts in product mix, offset somewhat by lower average selling prices.

     Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include material costs, labor, and overhead. Service gross margins were $10.8 million and $10.1 million, or 75% and 82% of service revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, service gross margins were $22.4 million and $18.1 million, or 77% and 81% of service revenues, respectively. The decreases in our service gross margin percentages were due primarily to increased inventory provisions associated with supporting a larger customer base and a broader product portfolio, and costs associated with operating more service facilities.

     Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess and obsolete inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors That May Affect Future Results and Market Price of Stock—Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

     Research and Development, Sales and Marketing, and General and Administrative Expenses

     The following table presents research and development, sales and marketing, and general and administrative expenses for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
Research and Development	$10,003	10%	$10,045	10%	$20,015	10%	$19,966	11%
Sales and Marketing	25,094	26%	23,415	24%	48,262	24%	43,396	23%
General and Administrative	6,268	6%	2,948	3%	11,693	6%	6,947	4%

     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, costs incurred for the development of our ASICs, software development and testing costs, and depreciation of equipment used in research and development activities. Research and development expenses were approximately the same for the three months ended June 30, 2004 and 2003, and for the six months ended June 30, 2004 and 2003. Headcount increased in 2004, but its effect on expenses was offset by reduced costs for prototype materials. We have continued to invest in research and development efforts in areas such as data, voice, and video over IP; security; network management; and advanced core and edge switching technologies.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses were $25.1 million and $23.4 million for the three months ended June 30, 2004 and 2003, or 26% and 24% of total revenues, respectively. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were $48.3 million and $43.4 million, or 24% and 23% of total revenues, respectively. The increases in absolute dollars were primarily due to increases in advertising and trade show expenses to enhance our brand recognition and to announce our Terabit-capacity Ethernet switching products. During the three and six months ended June 30, 2004, our headcount for sales personnel increased 6% and 4%, respectively, over the same periods in 2003, as did carrying costs associated with additional evaluation and demonstration inventory units in the field. These increases were offset by significantly lower commissions as our sales achievement relative to our sales quotas decreased for the first half of 2004.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses were $6.3 million and $2.9 million for the three months ended June 30, 2004 and 2003, or 6% and 3% of total revenues, respectively. The increase in absolute dollars was primarily due to an increase of $1.7 million in legal fees associated with a higher level of litigation and claims activity, a benefit of $0.6 million from reduced bad debt reserve requirements in the second quarter of 2003, compared to no bad debt reserve requirements in the second quarter of 2004, and an increase of $0.3 million for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act in the second quarter of 2004. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $11.7 million and $6.9 million, or 6% and 4% of total revenues, respectively. The increase in absolute dollars was due to a benefit of $0.6 million from reduced bad debt reserve requirements in the first half of 2003, compared to no bad debt reserve requirements in the first half of 2004, an increase of $2.3 million in legal costs associated with litigation matters discussed in Note 3, and increased general corporate expenses for headcount and consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act.

     Interest and other income, net

     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded net interest and other income of $1.7 million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively, and $3.5 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net interest and other income was primarily a result of higher investment balances maintained during the three and six months ended June 30, 2004. Our total cash and investments increased $182.5 million from June 30, 2003 to June 30, 2004.

     Income Taxes

     We recorded income tax provisions of $9.2 million and $9.0 million for the three months ended June 30, 2004 and 2003, respectively, and $21.4 million and $16.3 million for the six months ended June 30, 2004 and 2003, respectively. The effective tax rates for the three and six months ended June 30, 2004 and 2003 were 38% and 35%, respectively. The increase in the effective tax rate can be attributed to reduced effects from research and development tax credits and tax-exempt interest income. The effects of these items were reduced since the amounts did not increase at the same rate as pre-tax income.

     Our income taxes payable for federal and state purposes has been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $19.9 million and $6.5 million for the six months ended June 30, 2004 and 2003, respectively.

     Liquidity and Capital Resources

     At June 30, 2004, we had cash and investments totaling $593.8 million, an increase of $88.1 million from $505.7 million at December 31, 2003. The increase can be attributed to $66.5 million of cash from operations in the first six months of 2004 and $27.2 million of proceeds from the exercise of employee stock options, offset by $5.9 million of equipment purchases during the six months ended June 30, 2004.

     Net accounts receivable was $75.2 million at June 30, 2004 and $77.1 million at December 31, 2003. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by sale volume, shipment linearity and collections performance. Our DSO increased to 69 days as of June 30, 2004, from 63 days as of December 31, 2003 primarily as a result of less linear shipments during the second quarter, in which more than 60% of our revenues shipped during the month of June.

     We received significant tax benefits, in the form of reduced payments, during the past twelve months associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

     Net inventories were $38.4 million and $28.0 million as of June 30, 2004 and December 31, 2003, respectively. We significantly increased our production inventory levels to support a broader product offering, including new products, and also increased our service inventory levels to support a growing installed customer base. Annualized net inventory turnover was approximately 3.2 and 4.2 for the three months ended June 30, 2004 and December 31, 2003, respectively. The decrease in inventory turns was due to lower product sales and higher average net inventory levels during the second quarter of 2004.

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

     Disclosures about Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	1–3	More
	Total	1 Year	Years	Than 3 Years
Operating office leases	$13,313	$4,811	$6,777	$1,725
Purchase commitments with our contract manufacturers	48,853	48,853	—	—

Total contractual cash obligations	$62,166	$53,664	$6,777	$1,725

     Operating lease obligations represent the minimum lease rental payments under noncancelable leases for our office space in various locations around the world. Purchase commitments represent agreements to purchase component inventory from our suppliers and contract manufacturers that are enforceable and legally binding against us.

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

     Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The Task Force developed a basic three-step model in evaluating whether an investment is other-than-temporarily impaired and reached a consensus that additional disclosures are required for cost method investments. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The application of this consensus did not have an effect on our consolidated results of operations for the quarter ended June 30, 2004.

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

     We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter are typically substantially less than our expected revenue for that quarter. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, our reseller agreements typically allow the reseller to delay scheduled delivery dates without penalty. Moreover, demand for our products may fluctuate as a result of seasonality.

     Orders are generally cancelable at any time prior to shipment. Reasons for cancellation could include our inability to deliver products within the customer’s specified timeframe due to component shortages or high priority government orders that take precedence to commercial enterprise orders, as well as other reasons.

     Our revenues for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear (back-end loaded) sales pattern during the period. We sometimes experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs associated with inventory planning and management. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.

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

     Sales to our ten largest customers accounted for 42% and 52% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, America Online, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

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

     In order to remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at lower prices than our competitors, enhance our current products and maintain customer satisfaction. In addition, we must make certain our sales and marketing capabilities allow us to compete effectively against our competitors. If we fail to do so, our products may not compete favorably with those of our competitors and our revenues and profitability could suffer.

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

     The current life cycle of our products is typically 18 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements and in achieving volume manufacturing for such new products. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenues than anticipated. During the development of our products, we have also experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

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

     We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. Some of the proposals currently under consideration by the accounting standard setting body regarding the accounting treatment of stock options could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

     We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

     The networking industry is increasingly characterized by the existence of a large number of patent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is not economically practical for a company of our size to determine in advance whether a product or any of its components may infringe intellectual property rights claimed by others. From time-to-time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourself against such claims. Regardless of the merits of our position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

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

     Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, microprocessors and power supplies. We acquire these components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. From time-to-time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future which could impede our ability to meet customer orders.

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

     We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, the loss of any of our contract manufacturers, or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders. Additionally, from time to time, we transition, via our contract manufacturers, to different manufacturing locations, including lower-cost foreign countries. Such transitions are inherently risky and could cause a delay in our ability to fulfill orders or a deterioration in product quality.

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

     In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This evaluation process may require us to hire additional personnel and outside advisory services and could result in additional accounting and legal expenses, all of which could cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six-month period ended June 30, 2004, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, and summarized and reported as and when recorded.

     As required by Section 404 of the Sarbanes Oxley Act of 2002, management is continuing to test and evaluate its internal control structure to determine whether our controls are designed and operating effectively. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure, particularly with respect to general computer controls, segregation of duties, and inventory monitoring. We believe adequate compensating controls exist in these areas; however, we are developing plans to implement improvements. We have disclosed these matters to the audit committee of our board of directors and to our independent auditors. There were no significant changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 2000, several similar stockholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The lawsuits were subsequently consolidated as a class action by the District Court, under the caption In re Foundry Networks, Inc. Securities Litigation, Master File No. C-00-4823-MMC and lead plaintiffs were selected and filed a consolidated amended complaint which alleged violations of federal securities laws and purported to seek damages on behalf of a class of stockholders who purchased our common stock during the period from September 7, 2000 to December 19, 2000. We then brought four successful motions to dismiss the complaint. Although the District Court granted each of the four dismissal motions, it also provided plaintiffs leave to amend the complaint. On August 29, 2003, following the dismissal of the four amended complaints, the District Court granted our motion to dismiss the case with prejudice and without leave to amend and, on September 2, 2003, entered judgment in our favor, dismissing the plaintiffs’ fifth amended complaint. On September 29, 2003, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On January 15, 2004, the plaintiff/appellants filed their opening brief with the Court of Appeals. On April 2, 2004, we filed our responsive brief. On May 14, 2004, the plaintiff appellants filed a reply brief. The briefing is now complete, and the parties are awaiting a schedule for oral argument from the Court of Appeals. We believe the District Court’s judgment validates our conviction that the lawsuit is without merit and we will defend the District Court’s judgment vigorously.

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

     In March 2001, Nortel Networks Corp. (“Nortel”) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe several of Nortel’s patents and seeking injunctive relief and unspecified damages. Nortel has also brought suit, on the same or similar patents, against other networking companies. We have analyzed the validity of Nortel’s claims and believe that Nortel’s suit is without merit. Discovery has closed and both sides have filed expert reports. A Markman Hearing to construe disputed terms has been scheduled for September 17, 2004. A hearing on outstanding summary judgment motions has been scheduled for September 23, 2004. We are committed to vigorously defending ourself against these claims.

     On October 9, 2002, we filed a lawsuit against Nortel in the United States District Court, Northern District of California alleging that certain of Nortel’s products infringe one of our patents and alleging breach of contract by Nortel. We are seeking injunctive relief and damages. On November 18, 2002, Nortel filed an Answer and Counter Claims asserting infringement of five additional patents against us. On December 6, 2002, we filed an Answer to Nortel’s counter claims denying infringement and asserting invalidity as to Nortel’s five asserted patents. On April 11, 2003, the District Court set a trial date for November 29, 2004. On November 18, 2003, after a Markman Hearing, the District Court issued an order on ten disputed terms as to the asserted patents construing each disputed term in our favor. Discovery has been completed and expert reports have been filed. On April 2, 2004, we filed summary judgment motions on two of Nortel’s asserted patents. The parties are awaiting a hearing date on the motions. We analyzed the validity of Nortel’s counter claims and believe they are without merit.

     In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. Discovery is ongoing. The parties have been instructed by the court to be prepared for trial in the spring of 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourself against Lucent’s claims.

     On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We analyzed the validity of Lucent’s counter claim and believe it is without merit.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 1, 2004, the Company held its Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Name of Director Nominee	In Favor	Withheld	Abstain
Bobby R. Johnson, Jr.	112,458,036	—	1,524,543
Andrew K. Ludwick	109,107,124	—	4,875,455
Alfred J. Amoroso	112,970,983	—	1,011,596
C. Nicholas Keating, Jr.	109,102,446	—	4,880,133
J. Steven Young	80,930,887	—	35,051,692
Alan L. Earhart	113,466,411	—	516,168

     The stockholders also ratified the appointment of Ernst & Young LLP as Foundry’s independent auditors for the fiscal year ending December 31, 2004 with 112,903,205 affirmative votes, 1,055,146 opposing votes, and 24,224 abstaining.

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

(b) Reports on Form 8-K.

     The Registrant furnished a Current Report on Form 8-K dated April 29, 2004 to report the announcement of our financial results for the quarter ended March 31, 2004 pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ TIMOTHY D. HEFFNER
Timothy D. Heffner
Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 30, 2004

EXHIBIT INDEX

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