Form 10-Q
period 2004-09-30
FOUNDRY NETWORKS INC
filed 2004-11-09
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]     No [  ]

As of November 3, 2004, there were 136,718,958 shares of the registrant’s common stock, par value $0.0001, outstanding.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$137,490	$161,718
Short-term investments	276,770	184,859
Accounts receivable, net of allowances for doubtful accounts of $4,020 and $4,151 and sales returns of $1,360 and $2,020 at September 30, 2004 and December 31, 2003, respectively	75,295	77,077
Inventories	36,701	28,017
Deferred tax assets	34,975	33,308
Prepaid expenses and other current assets	12,373	5,001

Total current assets	573,604	489,980
Property and equipment, net	9,323	7,866
Long-term investments	206,214	159,107
Other long-term assets	5,959	1,191

Total assets	$795,100	$658,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,330	$10,080
Accrued payroll and related expenses	14,934	16,650
Other accrued expenses	10,504	5,742
Litigation settlement payable	35,000	—
Current portion of deferred support revenue	31,874	27,408

Total current liabilities	107,642	59,942
Deferred support revenue	11,645	7,707

Total liabilities	119,287	67,649

Commitments and contingencies
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	453,577	399,789
Note receivable from stockholder	—	(480)
Accumulated other comprehensive income (loss)	(175)	47
Retained earnings	222,397	191,126

Total stockholders’ equity	675,813	590,495

Total liabilities and stockholders’ equity	$795,100	$658,144

(1)	Derived from December 31, 2003 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Product	$87,450	$89,450	$260,239	$253,907
Service	15,061	12,233	44,115	34,626

Total net revenues	102,511	101,683	304,354	288,533

Cost of revenues:
Product	33,194	31,754	95,630	99,624
Service	3,785	1,688	10,477	5,945

Total cost of revenues	36,979	33,442	106,107	105,569

Gross profit	65,532	68,241	198,247	182,964

Operating expenses:
Research and development	11,686	10,432	31,701	30,398
Sales and marketing	23,228	21,428	71,490	64,824
General and administrative	10,204	4,852	21,897	11,799
Litigation settlement	30,193	—	30,193	—
Amortization of deferred stock compensation	—	21	—	215

Total operating expenses	75,311	36,733	155,281	107,236

Income (loss) from operations	(9,779)	31,508	42,966	75,728
Interest and other income, net	2,568	1,475	6,095	3,769

Income (loss) before provision for income taxes	(7,211)	32,983	49,061	79,497
Provision (benefit) for income taxes	(3,593)	12,204	17,790	28,484

Net income (loss)	$(3,618)	$20,779	$31,271	$51,013

Basic net income (loss) per share	$(0.03)	$0.16	$0.23	$0.41
Weighted average shares used in computing basic net income (loss) per share	136,038	126,796	134,975	123,638
Diluted net income (loss) per share	$(0.03)	$0.15	$0.22	$0.38
Weighted average shares used in computing diluted net income (loss) per share	136,038	138,659	142,730	132,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,271	$51,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,434	3,882
Amortization of deferred stock compensation	—	215
Reduction of allowance for doubtful accounts	—	(862)
Inventory provisions	12,671	8,901
Tax benefit from stock option exercises	20,772	21,343
Changes in operating assets and liabilities:
Accounts receivable	1,782	(14,930)
Inventories	(21,355)	(3,671)
Deferred tax assets, prepaid expenses and other assets	(13,807)	(178)
Accounts payable	5,250	5,691
Accrued payroll and related expenses	(1,716)	590
Other accrued expenses	4,700	3,807
Litigation settlement payable	35,000	—
Deferred support revenue	8,404	10,517

Net cash provided by operating activities	88,406	86,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	386,001	176,662
Purchases of short-term and long-term investments	(525,019)	(222,100)
Purchases of property and equipment, net	(6,891)	(4,782)

Net cash used in investing activities	(145,909)	(50,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note receivable	480	—
Proceeds from issuances of common stock	33,017	47,741

Net cash provided by financing activities	33,497	47,741

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,006)	83,839
Effect of exchange rate changes on cash	(222)	(36)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,718	187,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,490	$271,522

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$(5,415)	$(4,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended September 30, 2004 and 2003 is unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The condensed interim consolidated financial statements included herein have been prepared by Foundry Networks, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004.

     Principles of Consolidation and Foreign Currency Translation

     Our condensed consolidated financial statements reflect the operations of Foundry and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income or loss within stockholders’ equity.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the September 30, 2004 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates, judgments and assumptions are used in the recognition of revenue, accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, deferred tax assets, contingencies and similar items. Estimates, judgments and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

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

     Investments in financial instruments that mature less than one year from the balance sheet date are classified as short-term investments and investments that mature greater than one year from the balance sheet date are classified as long-term investments. All of our investments are stated at amortized cost and are held-to-maturity.

     We monitor our investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

     Cash equivalents and investments consist of the following (in thousands):

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$91,780	$—	$—	$91,780
Corporate securities	16,011	—	(47)	15,964
Corporate commercial paper	9,991	—	(1)	9,990
Government securities	466,972	66	(824)	466,214

	$584,754	$66	$(872)	$583,948

Cash equivalents	$101,770	$—	$—	$101,770
Short-term investments	276,770	6	(175)	276,601
Long-term investments	206,214	60	(697)	205,577

	$584,754	$66	$(872)	$583,948

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$84,952	$—	$—	$84,952
Corporate securities	14,388	4	—	14,392
Corporate commercial paper	21,983	—	—	21,983
Government securities	338,741	293	(56)	338,978

	$460,064	$297	$(56)	$460,305

Cash equivalents	$116,098	$—	$—	$116,098
Short-term investments	184,859	1	(34)	184,826
Long-term investments	159,107	296	(22)	159,381

	$460,064	$297	$(56)	$460,305

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Purchased parts	$10,140	$9,495
Work-in-process	19,746	13,528
Finished goods	6,815	4,994

	$36,701	$28,017

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each period, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. We have recorded inventory adjustments of $27.2 million and $25.6 million as of September 30, 2004 and December 31, 2003, respectively, and such adjustments are reflected in the amounts above.

     Concentrations

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of September 30, 2004 and December 31, 2003, ten customers accounted for approximately 34% and 55%, respectively, of our net outstanding trade receivables.

     Proprietary ASICs used in the manufacture of our products are purchased from sole sources. Our custom designed ASICs may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. The inability of an ASIC supplier to fulfill our production requirements, or the time required for us to identify new suppliers if a relationship is terminated, could negatively affect our future results of operations.

     Revenue Recognition

     General. We sell our products through our direct sales force to domestic customers and through reseller channels to international customers. We generate the majority of our revenue from sales of chassis and stackable-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history with us.

     When sales arrangements contain multiple elements (e.g., hardware and installation), we allocate revenue to each element based on its relative fair value, which is generally the price we charge when we sell the item separately, and recognize revenue for each element when revenue recognition criteria have been met for that element. This is in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which was effective for revenue arrangements entered into in fiscal periods beginning after June 15,

2003. We adopted EITF 00-21 in the third quarter of 2003, and its adoption did not have a material effect on our results of operations or financial position.

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

     At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide for estimated sales returns at the time product revenue is recognized and record that amount as a reduction to product revenue. Our sales return provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet our published specifications or there is an epidemic failure, as defined in the contracts.

     Services. Service revenues consist primarily of fees for customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers with access to technical assistance, unspecified software updates and upgrades on a when-and-if available basis, hardware repair and replacement parts.

     Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, which generally ranges from one to five years.

     Revenue from training and installation services is recognized when services have been performed, and represented less than 1% of total revenues for all periods presented.

     Segment and Geographic Information

     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing and marketing of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenues by geographic region and configuration type.

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (“EMEA”); Japan; and Asia Pacific. Our foreign offices conduct sales, marketing and support activities. We determine revenues by geographic location based on the physical destination of our product shipments. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Americas	64%	61%	67%	66%
EMEA	15%	12%	15%	13%
Japan	13%	17%	11%	13%
Asia Pacific	8%	10%	7%	8%

     Sales to the U.S. federal government accounted for approximately 28% and 29% of our total revenues in the three and nine months ended September 30, 2004, respectively, and approximately 31% and 30% of our total revenues in the three and nine months ended September 30, 2003, respectively.

     Net product revenue from customers representing 10% or more of net product revenue for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer A	<10%	11%	<10%	16%
Customer B	<10%	16%	<10%	12%

     Computation of Per Share Amounts

     Basic earnings or loss per share has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period or because a net loss was reported for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 17.9 million and 2.2 million anti-dilutive common stock equivalents for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, there were 6.4 million and 3.3 million anti-dilutive common stock equivalents, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)	$(3,618)	$20,779	$31,271	$51,013

Basic:
Weighted average shares outstanding	136,038	126,796	134,975	123,638
Basic earnings (loss) per share	$(0.03)	$0.16	$0.23	$0.41

Diluted:
Weighted average shares outstanding	136,038	126,796	134,975	123,638
Add: Weighted average dilutive potential shares	—	11,863	7,755	9,175

Weighted average shares used in computing diluted EPS	136,038	138,659	142,730	132,813

Diluted earnings (loss) per share	$(0.03)	$0.15	$0.22	$0.38

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

     The following table illustrates the effect on reported net income or loss and earnings or loss per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$(3,618)	$20,779	$31,271	$51,013
Add: Total stock-based compensation expense included in reported net income (loss), net of tax effect	—	13	—	139
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(9,720)	(8,148)	(28,082)	(23,201)

Pro forma net income (loss)	$(13,338)	$12,644	$3,189	$27,951

Basic net income (loss) per share:
As reported	$(0.03)	$0.16	$0.23	$0.41
Pro forma	$(0.10)	$0.10	$0.02	$0.23
Diluted net income (loss) per share:
As reported	$(0.03)	$0.15	$0.22	$0.38
Pro forma	$(0.10)	$0.09	$0.02	$0.21

     We estimate the fair value of our stock options using the Black-Scholes option valuation model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123. The Black-Scholes option-pricing model includes assumptions regarding expected volatility, lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Stock Option Plan:
Average risk free interest rate	2.89%	2.41%	2.90%	2.15%
Average expected life of option	2.8 years	3.8 years	3.5 years	3.8 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	70%	52%	72%	64%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Employee Stock Purchase Plan:
Average risk free interest rate	2.33%	1.88%	2.12%	1.88%
Average expected life of option	1.4 years	2.0 years	1.4 years	2.0 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	68%	74%	67%	74%

     Recent Accounting Pronouncements

     The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, expected dividends on the underlying shares and a risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim periods beginning after June 15, 2005. The FASB intends to issue a final Statement in late 2004. We have not yet assessed the impact of adopting this new standard.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The Task Force developed a basic three-step model in evaluating whether an investment is other-than-temporarily impaired and reached a consensus that additional disclosures are required for cost method investments. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. Quantitative and qualitative disclosures required by EITF 03-1 for investments accounted for under SFAS No. 115 are effective for our fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material effect on our results of operations and financial condition.

2.COMPREHENSIVE INCOME OR LOSS

     Comprehensive income or loss is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three and nine months ended September 30, 2004 and 2003 were insignificant and consisted entirely of foreign currency translation adjustments.

3.COMMITMENTS AND CONTINGENCIES

     Guarantees and Product Warranties

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and, for disclosure purposes, to indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.

     We generally provide customers with a standard one-year hardware and 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

     Changes in product warranty liability for the nine months ended September 30, 2004 were as follows:

Balance, December 31, 2003	$1,781
Liabilities accrued for warranties issued during the period	761
Warranty claims settled during the period	(540)
Expirations and changes in estimates	(482)

Balance, September 30, 2004	$1,520

     We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the nine months ended September 30, 2004:

Balance, December 31, 2003	$35,115
Additions to deferred support revenue	51,479
Recognition of support revenue	(43,075)

Balance, September 30, 2004	$43,519

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from any losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2004 or December 31, 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.

     Purchase Commitments with Suppliers and Third-Party Manufacturers

     We use contract manufacturers to assemble and test our products. We also utilize third-party original equipment manufacturers (“OEMs”) to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable at any time. As of September 30, 2004, we had approximately $42.9 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.

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

     Since March 2001, we have reported on patent litigation between us and Nortel Networks Corp. (“Nortel”). Nortel filed the initial complaint in United States District Court for the District of Massachusetts. In October 2002, we filed our own patent complaint against Nortel in the United States District Court, Northern District of California. Subsequently, Nortel filed an Answer and Counter Claim asserting additional patents. On October 25, 2004, we entered into a settlement agreement and cross patent license (“the agreements”) covering technologies that were at issue in the case with Nortel. The agreements resolved both the litigation in Massachusetts and in California. Under the terms of the agreements, we paid Nortel $35.0 million in early November 2004.

     In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. Fact Discovery is now closed. Initial expert reports have been exchanged and rebuttal reports are due November 22, 2004. A Markman Hearing (claims construction) is scheduled for January 14, 2005. The parties have been instructed by the court to be prepared for trial in the spring of 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.

     On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery has begun and is scheduled to close on June 17, 2005. A Markman Hearing (claims construction) is scheduled for March 24, 2005. Trial is scheduled to begin August 1, 2005.

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

4. INCOME TAXES:

     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. During the third quarter of 2004, we changed our estimate of our annual effective income tax rate to 37%, excluding the tax effect of the Nortel settlement, from 38% in the prior quarter, primarily due to a reduction in estimated pre-tax income and an expected increase in tax-exempt interest income. The effect of this change in estimate was a decrease in net loss of $0.7 million for the three months ended September 30, 2004. The effective tax rate for the three and nine months ended September 30, 2004 was 50% and 36%, respectively, compared to 37% and 36% for the three and nine months ended September 30, 2003, respectively. These rates reflect federal and state statutory tax rates, offset by expected tax benefits associated with research and development tax credits, export sales incentives, tax-exempt interest income, and the tax effect of the Nortel settlement. We expect our effective tax rate to be approximately 35% in the fourth quarter of 2004 due to the resolution of certain tax contingencies and the effect of the reinstatement of the research and development credit.

     Our income taxes payable for federal and state purposes has been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $20.8 million and $21.3 million for the nine months ended September 30, 2004 and 2003, respectively.

     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $35.0 million at September 30, 2004.

5. SUBSEQUENT EVENT:

     On October 25, 2004, we entered into a settlement agreement and cross patent license agreement (“the agreements”) with Nortel. Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004. As a result of the agreements, Nortel’s actions for monetary damages and an injunction against us will be dismissed, and our suit against Nortel will also be dismissed. In conjunction with the agreements, and based on the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four year license of Nortel’s patents and is recorded as a long-term asset on the accompanying condensed consolidated balance sheet as of September 30, 2004. This amount will be amortized ratably to cost of product revenue over the four year license term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.

     Overview

     Founded in 1996, Foundry designs, develops, manufactures and markets a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers, and Internet traffic management products. Our customers include U.S. government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.

     Changes to Previously Announced Third Quarter Results

     On October 25, 2004, we entered into a settlement agreement and cross patent license agreement (“the agreements”) with Nortel . Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004. As a result of the agreements, Nortel’s actions for monetary damages and an injunction against us will be dismissed, and our suit against Nortel will also be dismissed. In conjunction with the agreements, and based on the results of a third-party valuation analysis, we adjusted our previously announced third quarter 2004 results of operations by recording an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four year license of Nortel’s patents and is recorded as a long-term asset on the accompanying condensed consolidated balance sheet as of September 30, 2004. This amount will be amortized ratably to cost of product revenue over the four year license term.

     Critical Accounting Policies and Use of Estimates

     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Net revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
Net revenues:
Product	$87,450	85%	$89,450	88%	$260,239	86%	$253,907	88%
Service	15,061	15%	12,233	12%	44,115	14%	34,626	12%

Total net revenues	$102,511	100%	$101,683	100%	$304,354	100%	$288,533	100%

Chassis	$70,733	69%	$78,296	77%	$228,266	75%	$230,826	80%
Stackable	31,778	31%	23,387	23%	76,088	25%	57,707	20%

Total net revenues	$102,511	100%	$101,683	100%	$304,354	100%	$288,533	100%

     For the three month period, product revenues decreased slightly primarily due to selling price erosion caused by heightened competition in the IT marketplace and reduced demand for chassis products. The effect of these factors was offset somewhat by the success of our new 10-Gigabit Ethernet FastIron Edge stackable, which was introduced in the second quarter of 2004 and gained customer acceptance in the third quarter. For the nine month period, product revenue increased due to stronger overall demand for networking products in the first quarter of 2004 as compared to the first quarter of 2003, offset somewhat by lower average selling prices resulting from continuing competitive pressures. Sales to the U.S. federal government as a percentage of total revenues were approximately 28% and 31% for the three months ended September 30, 2004 and 2003, respectively, and approximately 29% and 30% for the nine months ended September 30, 2004 and 2003, respectively.

     Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from training and installation services. Service revenues increased in absolute dollars in 2004 due to growth in our installed base of networking equipment and increased efforts to renew customer support contracts.

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (“EMEA”); Japan; and Asia Pacific. We determine revenues by geographic location based on the physical destination of our product shipments. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Americas	64%	61%	67%	66%
EMEA	15%	12%	15%	13%
Japan	13%	17%	11%	13%
Asia Pacific	8%	10%	7%	8%

     The shift in product sales from Japan to EMEA in 2004 was due to large deployments of our products in Europe by the U.S. government during 2004, compared to large deployments of our products by major service providers in Japan during 2003. Product sales in the Americas increased slightly during 2004 due to stronger demand for our networking equipment from enterprise customers.

     Net product revenue from customers representing 10% or more of net product revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer A	<10%	11%	<10%	16%
Customer B	<10%	16%	<10%	12%

Gross Margins

     The following table presents gross margins and the related gross margin percentages for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margins:
Product	$54,256	62%	$57,696	65%	$164,609	63%	$154,283	61%
Service	11,276	75%	10,545	86%	33,638	76%	28,681	83%

Total gross margins	$65,532	64%	$68,241	67%	$198,247	65%	$182,964	63%

     Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. The decrease in product gross margins as a percentage of net product revenue for the three months ended September 30, 2004 was due to increased competitive pricing pressure on our products, a shift in product mix to lower margin stackable products, and slightly higher inventory provisions, offset somewhat by reduced component costs for our newer products. During the third quarter of 2004, our product mix shifted from higher-margin chassis products to lower-margin stackable products due to the successful introduction of our new 10-gigabit stackable switches for the network edge. The increase in product gross margins as a percentage of net product revenue for the nine months ended September 30, 2004 was due to increased sales volume and lower contract manufacturing and component costs such as memory devices and printed circuit boards in 2004, offset somewhat by lower average selling prices.

     Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include material costs, labor, and overhead. The decreases in our service gross margin percentages were due primarily to increased inventory provisions associated with carrying higher inventory levels to support a larger customer base and a broader product portfolio, and costs associated with operating more service facilities.

     Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess and obsolete inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors That May Affect Future Results and Market Price of Stock-Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

     Operating Expenses

     The following table presents operating expenses for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
Research and Development	$11,686	11%	$10,432	10%	$31,701	10%	$30,398	11%
Sales and Marketing	23,228	23%	21,428	21%	71,490	23%	64,824	22%
General and Administrative	10,204	10%	4,852	5%	21,897	7%	11,799	4%
Litigation settlement	30,193	29%	—	—	30,193	10%	—	—

     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, costs incurred for the development of our ASICs, software development and testing costs, and depreciation of equipment used in research and development activities. The increases in research and development expenses in 2004 were due primarily to higher depreciation expense as a result of significant purchases of advanced test equipment during the first half of 2004, and to a lesser extent, increased headcount. The effects of these factors were offset somewhat by reduced costs for prototype materials. We believe that investments in research and development, including the recruiting and hiring of engineers, are critical to our ability to remain competitive in the marketplace.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. The increase in absolute dollars for the three months ended September 30, 2004 was primarily due to higher incentive compensation as a result of better sales performance relative to sales quotas and increased payroll costs associated with a 5% growth in headcount. The increase in absolute dollars for the nine months ended September 30, 2004 was primarily due to a $4.7 million increase in advertising and trade show expenses to enhance our brand recognition and to announce our new products such as our Terabit-capacity chassis and 10-Gigabit stackable products. Expenses for the nine months ended September 30, 2004 also increased due to higher costs associated with demonstration and evaluation equipment at customer sites and hiring of sales personnel throughout 2004.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. The increase in absolute dollars for the three months ended September 30, 2004 was due primarily to an increase of $4.7 million in legal fees related to the Nortel and Lucent patent infringement cases discussed in Note 3 and an increase of $0.5 million for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act. The increase in absolute dollars for the nine months ended September 30, 2004 was due to increases of $7.0 million in legal fees related to the Nortel and Lucent patent infringement cases, $1.1 million for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act, and $0.9 million from reduced bad debt reserve requirements in 2003, compared to no bad debt reserve requirements in 2004.

     On October 25, 2004, we entered into a settlement agreement and cross patent license agreement (“the agreements”) with Nortel . Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004. As a result of the agreements, Nortel’s actions for monetary damages and an injunction against us will be dismissed, and our suit against Nortel will also be dismissed. In conjunction with the agreements, and based on the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four year license of Nortel’s patents and is recorded as a long-term asset on the accompanying condensed consolidated balance sheet as of September 30, 2004. This amount will be amortized ratably to cost of product revenue over the four year license term.

     Interest and other income, net

     We earn interest income on funds maintained in interest-bearing money market and investment accounts. The increase in net interest and other income in 2004 was primarily a result of higher interest rates and investment balances and, to a lesser extent, realized gains from favorable movements in foreign currency exchange rates. Our total cash and investments increased $164.8 million from September 30, 2003 to September 30, 2004.

     Income Taxes

     Our effective tax rates for the three months ended September 30, 2004 and 2003 were 50% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2004 and 2003 was 36%. During the third quarter of 2004, we changed our estimate of our annual effective income tax rate to 37%, excluding the tax effect of the Nortel settlement, from 38% in the prior quarter, primarily due to a reduction in estimated pre-tax income and an expected increase in tax-exempt interest income. The effect of this change in estimate was a decrease in net loss of $0.7 million for the three months ended September 30, 2004. We expect our effective tax rate to be approximately 35% in the fourth quarter of 2004 due to the resolution of certain tax contingencies and the effect of the reinstatement of the research and development credit.

     Our income taxes payable for federal and state purposes has been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $20.8 million and $21.3 million for the nine months ended September 30, 2004 and 2003, respectively.

     Liquidity and Capital Resources

     At September 30, 2004, we had cash and investments totaling $620.5 million, an increase of $114.8 million from $505.7 million at December 31, 2003. The increase can be attributed to $88.4 million of cash from operations and $33.0 million of proceeds from the exercise of employee stock options during the nine months ended September 30, 2004, offset by $6.9 million of equipment purchases.

     Net accounts receivable was $75.3 million at September 30, 2004 and $77.1 million at December 31, 2003. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by sale volume, shipment linearity and collections performance. Our DSO was 66 days as of September 30, 2004, compared to 69 days as of June 30, 2004 and 63 days as of December 31, 2003.

     We receive significant tax benefits in the form of reduced tax payments associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

     Inventories were $36.7 million and $28.0 million as of September 30, 2004 and December 31, 2003, respectively. We significantly increased our production inventory levels to support a broader product offering, including new products, and also increased our service inventory levels to support a growing installed customer base. Annualized inventory turnover was approximately 3.9 and 5.0 for the three months ended September 30, 2004 and December 31, 2003, respectively. The decrease in inventory turns was due to lower product sales and higher average inventory levels during the third quarter of 2004.

     In early November 2004, we paid $35.0 million to Nortel in conjunction with the settlement of patent litigation between the parties. Based on past performance and current expectations, we believe our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through at least the next twelve months.

     Disclosures about Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	1-3	More
	Total	1 Year	Years	Than 3 Years
Operating leases- facilities	$12,003	$4,397	$6,110	$1,496
Inventory purchase commitments	42,858	42,858	—	—

Total contractual cash obligations	$54,861	$47,255	$6,110	$1,496

     Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for our office space in various locations around the world. Purchase commitments represent agreements to purchase component inventory from our suppliers and third-party manufacturers that are enforceable and legally binding against us.

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

     Sales to our ten largest customers accounted for 40% and 50% of net product revenue for the nine months ended September 30, 2004 and 2003, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

     The networking industry is increasingly characterized by the existence of a large number of patent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time-to-time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Such third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

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

     Our operations in international markets involves inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

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

•	potential recessions in economies outside the United States;

•	longer accounts receivable collection cycles;

•	seasonal reductions in business activity;

•	higher costs of doing business in foreign countries;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	political instability and export restrictions;

•	potential adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	military conflict and terrorist activities; and

•	natural disasters and widespread medical epidemics, such as SARS.

     The factors described above could also disrupt our product and component manufacturers and key suppliers located outside of the United States. One or more of such factors may have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

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

     We subcontract substantially all of our manufacturing to companies that assemble and test our products. In addition, some Foundry-branded products are manufactured by third party OEMs. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers and third-party manufacturers in accordance with our forecast, unless we give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments. We do not have long-term contracts with these suppliers and third-party manufacturers.

     We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders. Additionally, from time to time, we transition, via our contract manufacturers, to different manufacturing locations, including lower-cost foreign countries. Such transitions are inherently risky and could cause a delay in our ability to fulfill orders or a deterioration in product quality.

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

     In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. Although we believe that our efforts will enable us to provide the required management report and enable our independent auditors to provide their attestation report concerning our assessment and the effectiveness of our internal controls over financial reporting as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis, which could adversely affect the market price of our common stock.

     If we are required to record compensation expense in connection with stock option grants, our profitability may be reduced significantly.

     The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, beginning in the third quarter of 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in late 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

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

     Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be found after commencement of commercial shipments. Any defects or errors in our products discovered in the future or failures of our customers’ networks, whether caused by our products or another vendors’ products, could result in:

•	negative customer reactions;

•	product liability claims;

•	negative publicity regarding us and our products;

•	delays in or loss of market acceptance of our products;

•	product returns;

•	lost sales; and

•	unexpected expenses to remedy defects or errors.

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

     Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices, OEMs, and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. For example, we procure critical components from Japan, which periodically experiences earthquakes and typhoons. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine-month period ended September 30, 2004, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision, and with the participation of, management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     As required by Section 404 of the Sarbanes Oxley Act of 2002, management is continuing to test and evaluate its internal control structure to determine whether our controls are designed and operating effectively. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure, particularly with respect to general computer controls, segregation of duties, and inventory monitoring. We believe adequate compensating controls exist in these areas; however, we are developing plans to implement improvements. We have disclosed these matters to the audit committee of our board of directors and to our independent auditors. There were no changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Since March 2001, we have reported on patent litigation between us and Nortel. Nortel filed the initial complaint in United States District Court for the District of Massachusetts. In October 2002, we filed our own patent complaint against Nortel in the United States District Court, Northern District of California. Subsequently, Nortel filed an Answer and Counter Claim asserting additional patents. On October 25, 2004, we entered into a settlement agreement and cross patent license (“the agreements”) covering technologies that were at issue in the case with Nortel. The agreements resolved both the litigation in Massachusetts and in California. Under the terms of the agreements, we paid Nortel $35.0 million in early November 2004.

     In May 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On August 12, 2003, we filed a motion to sever the cases, and on February 6, 2004, the District Court granted the motion. Fact Discovery is now closed. Initial expert reports have been exchanged and rebuttal reports are due November 22, 2004. A Markman Hearing (claims construction) is scheduled for January 14, 2005. The parties have been instructed by the court to be prepared for trial in the spring of 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.

     On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery has begun and is scheduled to close on June 17, 2005. A Markman Hearing (claims construction) is scheduled for March 24, 2005. Trial is scheduled to begin August 1, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Foundry’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Audit Committee of Foundry’s Board of Directors that certain cash handling services performed for a Foundry subsidiary by an E&Y member firm in China, and certain secretarial and directorship services performed by an E&Y associated entity in Singapore, have raised questions regarding E&Y’s independence with respect to its performance of audit services for Foundry. The non-audit services described above are not permitted under the auditor independence rules. E&Y has informed the Company and its Audit Committee that it has concluded that the services performed have not impaired its independence with respect to performance of its audit services. The Company and its Audit Committee have considered the impact these services may have had on E&Y’s independence with respect to the Company and concluded there has been no impairment of E&Y’s independence. The fees over the period the services were provided, which was July 2002 through September 2003, totaled approximately $5,900. The services have been discontinued.

Item 6. Exhibits.

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

Date: November 9, 2004

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