Form 10-K
period 2004-12-31
FOUNDRY NETWORKS INC
filed 2005-03-11
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number: 000-26689
FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0431154
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2100 Gold Street
P.O. Box 649100
San Jose, CA 95164-9100
Website: www.foundrynetworks.com
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(408) 586-1700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was approximately $1,731,232,640, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 138,194,525 shares of the registrant’s common stock issued and outstanding as of March 7, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III (Items 10-14) incorporates information by reference from the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed hereafter.

FOUNDRY NETWORKS, INC.

PART I
      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections entitled “Business — Research and Development,” “Business — Competition,” “Business — Intellectual Property,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Foundry Networks, Inc., together with its consolidated subsidiaries (collectively “we” or “us” or “Foundry”), undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in fiscal year 2005. All public reports filed by us with the Securities and Exchange Commission (SEC) are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.

Item 1.	Business

Overview
      Foundry, a Delaware Corporation founded in 1996, is a leading provider of networking products. We design, develop, manufacture, market and sell solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing and wired and wireless local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), and the web. We sell a wide variety of stackable fixed configuration switches and modular platforms, referred to as chassis. Our product breadth allows us to offer end-to-end solutions within and throughout a customer’s networking infrastructure, regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wireless access points and wiring closets connecting the desktops together within an enterprise, to the mission critical LAN backbone and data center. We provide robust and high-performance routing solutions from the Internet core to the edge of the Internet data centers and a customer’s network of web and application servers. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high-performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that direct traffic flow efficiently. Our Metro routers deliver the capabilities and performance needed to provide efficient and reliable core routing services to Internet data centers around the world.
      Our networking products have been deployed in key enterprise markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, transportation, e-commerce, and universities. For enterprises, we provide a complete end-to-end solution with our FastIron®, FastIron Edge®, FastIron Workgroup, IronPointtm, BigIron®, ServerIron®, EdgeIrontm, and AccessIrontm product lines. Our enterprise portfolio of products, combined with our network management and security, meets the needs for wireless access, wiring closet, data center, WAN access and campus solutions. Our products support a wide array of interfaces such as wireless, 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For service providers, we offer our high-performance BigIron switches, NetIron® Metro routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager products. We sell our products through a direct sales force, resellers, and OEM partners. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the growing enterprise and service provider markets.

Market Trends and Business Drivers
      The Ethernet switching and routing market appears to be poised for growth. According to the 2005 Ethernet Switch Five Year Forecast Report, published by an independent research firm, Dell’Oro, the Ethernet switch market is expected to grow steadily over the next five years. In addition, Dell’Oro has projected that 10-Gigabit Ethernet switch port shipments will double in 2005, 2006, and 2007. Although 10-Gigabit Ethernet port shipments are expected to double in the coming years, revenues may grow at a slower rate due to pricing pressures from increased competition and rapid technological change.
      Foundry Networks was an early leader in bringing 10-Gigabit Ethernet products to market. Working closely with the Institute of Electrical and Electronics Engineers standards body for 10-Gigabit Ethernet (IEEE 802.3ae), we delivered what we believe to be the first Layer 3 10-Gigabit switch in 2001. By focusing on the more sophisticated features available at Layer 3 of Open Systems Interconnect (OSI) model for data networking, we believe we delivered a higher performing 10-GbE solution than competitors who merely implemented Layer 2 switching. Since the introduction of our first 10-GbE switch product, we have continued to bring new 10-GbE products and solutions to market. Our roster of 10-GbE customers includes banking, university, manufacturing, motion picture, and service providers across the globe. In 2004, we successfully brought to market a 10-GbE switch that implements a 10-GbE WAN physical interface (10-GbE WAN PHY). The significance of the 10-GbE WAN PHY is that it now makes pure Ethernet WANs possible. 10-GbE is more than the highest-speed Ethernet available today. 10-GbE offers the potential to unify and simplify networking on a global scale with all the benefits and cost efficiencies of Ethernet.
      In addition to the need for high-performance, high-reliability, and high-availability networking solutions, today’s enterprises and service providers are facing business drivers that place new demands on their networks. These drivers include:

•	Convergence

•	Mobility

•	Security
      Convergence — Although convergence primarily refers to using the same network for data, voice, and video, it also refers to the demands placed on networks that support mission-critical applications such as accounting, order fulfillment, and other business processes. As businesses seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Not only have the types of traffic proliferated, but also different applications have different needs for levels of network service. This need is addressed by application switching which is also known as Layer 4-7 switching. Application switches extend their features and functions by examining data in Layers 4 through 7 of OSI model. Not only does a Layer 4-7 switch provide benefits such as optimizing computing resources, it can also provide critical protection from external threats such as denial of service (DoS) attacks and address costly nuisances such as unwanted email solicitations, sometimes called “spam email.” This business driver fuels demand for additional features and functions that networks can perform. Supplying these features and functions has the potential to be a significant differentiator in the market.
      Mobility — Wireless networking is rapidly gaining acceptance in the market place. Wireless networking provides many benefits, including coverage of areas that would be difficult to cable and simplification of changes when personnel move within an organization. On the horizon, however, is the larger opportunity of mobility. Whereas wireless focused on lowering the total cost of ownership, mobility seeks to enhance return on investment. With advanced features and functions, mobility will enable businesses to achieve productivity gains by seamlessly extending productivity tools to multiple locations. This business driver fuels demand for integration in wired and wireless networking. A company that has considerable expertise in switch and routing has a competitive advantage over providers of wireless devices to the extent that it can offer a superior integrated solution.
      Security — In today’s business environment, perimeter defenses such as firewalls and intrusion detection are no longer adequate to address security needs. Security measures must now take into account internal threats, network admission control, anomaly detection (non-business-related network usage such as music file sharing), and compliance with policies and regulations. This business driver fuels demand for secure and highly reliable networking that can support additional security features and functions.
Strategy
      Our objective is to be a leading provider of next-generation, high-performance network solutions. We intend to achieve this objective by providing a broad suite of the most cost-effective, highest-performing network switching products. Key elements of our strategy include:

Continue to Deliver Products that Meet the Needs of the High-End Switching Segment. Our high-performance Ethernet switches have achieved both commercial success and high levels of customer satisfaction. We will continue to broaden our product offerings to meet customer business needs with a full range of networking products. We will continue to broaden our high-end enterprise and service provider switch portfolio to meet the needs for greater bandwidth, more flexible interfaces, advances in Internet networking protocols, convergence, mobility, and enhanced security. We intend to continue to offer value-added feature sets that provide for reliability, redundancy, ease of use and management of the network, yielding a higher return on investment with a lower total cost of ownership.
      We have successfully introduced products that implement solutions in five strategic areas, and we intend to continue to enhance our product portfolio in these areas:

•	10 Gigabit Ethernet — Our 10GbE solutions have achieved commercial success in the marketplace and we remain a leader in 10 Gigabit Ethernet. Our 10GbE customers include healthcare, government, research, university, and media organizations. As the boundaries of LANs, MANs and WANs continue to blur, companies will want to unify networks at a lower cost, with fewer management and operational requirements. 10GbE is the logical evolution of Ethernet that delivers the reliability of optical networks. 10GigE addresses the key concerns facing businesses today — the continued need for additional bandwidth while building a reliable network. In 2004, we expanded the number and types of interface modules available to the Terathon class of products. These interface modules included 1-Gigabit Ethernet connections and support for Internet Protocol Verion 6 (IPv6). Also in 2004, we began shipping new 10-Gigabit Ethernet products in our FastIron Edge and EdgeIron product lines. Recently in 2005, we announced and began shipping the FastIron SuperX, a modular switch that provides outstanding port density in a compact form factor. We also announced that the FastIron SuperX would be accompanied by BigIron SuperX and TurboIron SuperX models. These products are designed to accelerate the adoption of 10-Gigabit Ethernet by offering attractive price points and high-performance switching and routing.

•	Mobility — Our wireless product offering, the IronPoint 200 and IronWare-IP operating system for FastIron Edge switches, delivers strong security, seamless mobility, enhanced user policies, centralized management, ease of use, and integration with our wired networks. The IronPoint 200 offers enterprises maximum flexibility with optimal controls for increased productivity and secure deployments. Effective and efficient management of networking resources is key to cost containment and reliability. Therefore, we also developed an IronPoint edition of the IronView Network Manager system to provide centralized wireless access point management. Our high- performance FastIron Edge Layer 2/3 switches are wireless LAN capable. We intend to further develop and support new wireless networking products.

•	Voice-over-IP (VoIP) — An increasing number of enterprises are migrating to converged environments in which voice, video, and data are carried by the same network to take advantage of valuable business benefits such as reduced costs and increased productivity. A converged network needs more than just new devices such as IP telephones or IP video cameras. A converged environment needs a network foundation that provides superior performance and high availability. We deliver both the high-performance networking products in our FastIron Layer 2/3 Enterprise Switches and the tools necessary to configure and optimize a converged environment with our IronView Network Manager system. Our adherence to industry and international standards has been validated by our customers who have successfully used a wide variety of IP phones and cameras from different suppliers, including those of our competitors. In 2003, we delivered new FastIron Edge switches with power-over-Ethernet. This provides customers the technology needed to power new devices such as IP phones, realize optimal network performance, and manage network resources. We intend to further develop and expand our networking and management offerings for converged environments so that customers will have more options for efficiencies and productivity.

•	Security — As networking has become an essential part of nearly all businesses, agencies, and organizations, security has become an integral part of designing and deploying today’s networks and data centers. The foundation for our security model is our reliable, robust, high-performance security architecture. Our architecture is based on our layered IronShield Security Model, with advanced device, network, and service protection features. We intend to evolve IronShield Security to keep ahead of risks. In the near-term, we intend to deliver an extension to the IronShield security reference model that addresses new high-profile security services. Our IronShield security encompasses network level features that we have deployed in our full range of Layer 2-7 switches, routers, and intelligent traffic management devices to implement secure networks. Since our inception, we have delivered innovative, effective, and efficient functions and features into our products to provide network security. We intend to continue our investment in security and best practices, and to build them into all of our products. We remain committed to a strategy of standard-based implementations and product offerings so that our customers will benefit from ease of use and interoperability.

•	Internet Protocol version 6 (IPv6) — Although interest in and adoption of IPv6 is gaining momentum in international markets, the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. However, the U.S. federal government has made IPv6 a requirement for its installations. We deliver products that meet the requirements of IPv6 using a phased approach. In 2004, we delivered new IPv6 interface modules for the BigIron MG8 and NetIron 40G. We intend to further develop and deliver IPv6 solutions.

Extend Product Offerings with Adjacent Technologies that Provide High-Value to Customers. In 2004, we introduced our line of AccessIron WAN aggregation routers. We designed this solution to meet the needs of businesses and organizations for T-Carrier, E-Carrier, and T-Carrier-3 interconnection with WAN services. Such WAN services are typically provided by telephone carriers. Our AccessIron routers also include Ethernet ports. We intend to explore additional product offerings in adjacent technologies that would benefit our installed customer base by providing ease of management, cost efficiencies, or productivity gains.

Continue to Expand our Metro Router Capabilities to Address this Growing Market and Deliver a New Level of Price/ Performance. We remain committed to the service provider and metro provider markets while growing our enterprise business. As these markets regain momentum and growth, we are positioned to provide state-of-the-art solutions. We have product offerings and planned enhancements for Multi-Protocol Label Switching, Virtual Private LAN Services (VPLS), traffic engineering (TE) and multiplexing of different services over Virtual LAN (VLAN). Our superior wire-speed bandwidth and port density accommodate the most demanding metro area networks with room for growth.

Continue to Leverage our Product Capabilities to Address Emerging Markets. This includes metropolitan area networking (MAN), Gigabit Ethernet storage area networking (SAN), VoIP, and content distribution networks. As noted above, the key advantages of 1 and 10 Gigabit Ethernet, such as price, simplicity and ease of use, will allow this technology to migrate into many new adjacent markets over time. Our strategy is to position ourself to benefit from acceptance of Gigabit Ethernet in such environments as MAN, SAN, VoIP, and content distribution. To accomplish this, we have added the necessary features and enhancements to our products to provide an ideal solution for these customers. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. This permits us to remain focused on network infrastructure and provide complete solutions to our customers.

Continue our Market Leadership Position in Internet Traffic Management Systems. We believe demand for Internet traffic management intelligence capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to maintain our leadership position in this market by continually improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to customers, while providing a high degree of service reliability.

Expand Global Sales Organization. We intend to continue the global expansion of our sales organization utilizing a direct sales organization in the United States and abroad, strategic channel partners outside the United States and select original equipment manufacturers. We intend to increase our worldwide sales force and establish additional channel partner relationships to build a greater worldwide sales presence.

Deliver World Class Service and Support. We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to minimize our customers’ network downtime by offering a wide range of service and support programs to meet individual customer needs, including prompt on-site hardware repair and replacement, 24-hour, seven days-a-week web and telephone support, parts depots in strategic global locations, implementation support, pre-sales service, system software and network management software updates, and technical documentation updates.

Sales and Marketing
      Our sales strategy includes domestic and international field sales organizations, domestic and international resellers, OEM relationships, and marketing programs.
      Domestic field sales. Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2004, our domestic sales organization consisted of 162 sales representatives and systems engineers.
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
      International sales. Product fulfillment and first level support for our international customers are provided by resellers and integrators. Our international resellers include Mitsui & Co., Inc., in Japan, Samsung Electronics Co., Ltd. in Korea, Shanghai Gentek Corporation, Inc. and Global Technology Integrator Ltd. in China, and Pervasive Networks Ltd. and Spot Distribution Ltd. in Europe. Please see “Risk Factors — Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.” As of December 31, 2004, our international field organization consisted of 92 sales representatives and system engineers who conduct sales, marketing, and support activities. Our international sales organization establishes and maintains direct relationships with resellers, integrators, and end-users. Our export product sales represented 40% of net product revenues in 2004 and 38% in 2003. Information on net product sales to customers attributable to our geographic regions is included in Note 2 of Notes to Consolidated Financial Statements.
      OEM/ Co-Branding. We have an OEM/co-branding relationship with Hewlett-Packard Company (HP). HP markets and sells our products on a private label basis through their worldwide sales forces. Our agreement with HP provides that they may postpone, cancel, increase or decrease any order prior to shipment without penalty.
      Marketing programs. We have numerous marketing programs designed to inform existing and potential customers, the press, industry standard analyst groups, resellers and OEMs, about the capabilities and benefits of us and our products. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. These efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars and Webcasts, participation in independent third-party product tests, presentations, and maintenance of our web site.
Customer Service and Support
      Our service and support organization maintains and supports products sold by our field organization to end-users. We provide 24-hour assistance, including telephone, Internet, and worldwide web support. Our customer service offerings also include parts depots in strategic locations globally, implementation support, and pre-sales service. Our resellers and OEMs are responsible for installation, maintenance, and support services to their customers.
      We provide all customers with our standard one-year hardware and 90-day software warranty. Our standalone switches in the FastIron Edge, FastIron Workgroup, and EdgeIron product lines have a five-year hardware warranty. We also have four levels of customer service offerings to meet specific support needs. Our Titanium service program provides the most comprehensive support and includes advance hardware replacement within four hours delivered by a trained technician for on-site support. Our Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. Our Gold program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. Our Silver service program is tailored for customers who typically purchase spares inventory as part of their overall contingency plan. Our Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.
      We have regional Centers-of-Excellence in San Jose and Irvine, California, Boston, Massachusetts, New York City, New York, Chicago, Illinois, Denver, Colorado, and Herndon, Virginia. We also have Centers-of-Excellence in London, Hong Kong, Toronto and Tokyo. These Centers-of-Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. The Centers-of-Excellence are fully equipped to demonstrate our product lines. They also support interoperability testing, provide hands-on training for customers, and showcase our end-to-end LAN, MAN and WAN solutions. These Centers-of-Excellence allow us to deliver superior customer service and expand service offerings to our rapidly growing worldwide installed base.
Significant Customers
      Sales to our ten largest customers accounted for 37% and 44% of net product revenue for 2004 and 2003, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Sales to U.S. government agencies accounted for approximately 27%, 31%, and 15% of our total revenues in 2004, 2003, and 2002, respectively. Please see “Risk Factors — Although our customer base has increased, we still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue” and “— The United States government is a significant customer and has been one key to our financial success. However, government demand is unpredictable and there is no guarantee of future contract awards.”
      Customers representing 10% or more of net product revenue were as follows for the years ended December 31:

	2004	2003	2002

Customer A	<10%	14%	12%
Customer B	<10%	12%	<10%
Quality Assurance
      In 2003, we demonstrated our commitment to quality assurance and testing by expanding and adding dedicated quality assurance test labs and facilities. In order to continue to provide the highest level of customer service, our internal resolution labs were expanded to approximately twice their previous size.

Because quality is a priority in all of our operating units, we have a quality council consisting of interdepartmental leaders that meet weekly to monitor quality and to drive continuous improvement. The results of our enhancements are measured by several metrics, including the number of events reported to customer support in relation to systems shipped.
Manufacturing
      We operate under a modified “turn-key” process, utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. All designs, documentation, selection of approved suppliers, quality control, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance for subassemblies and final assembly and test. Our manufacturing process also includes the configuration of products in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and “burn-in” procedures, as well as comprehensive inspection and testing, to ensure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of products delivered to customers.
      We currently have four manufacturing partners. Celestica, Inc., located in San Jose, California and Monterey, Mexico, Flash Electronics, Inc., in Fremont, California, and Proworks Inc, located in San Jose, California, assemble and test printed circuit boards. Sanmina-SCI Corp., located in San Jose, assembles and tests printed circuit boards and our backplane products. Celestica, Inc., Sanmina-SCI Corp., and Flash Electronics, Inc. have global manufacturing facilities providing full back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. We also have several third-party OEMs who manufacture some Foundry-branded products that we purchase and resell under the Foundry brand.
      We design all ASICs, printed circuit boards and sheet metal, and work closely with semiconductor partners on future component selection and design support. All materials used in our products are subject to a full qualification cycle and controlled by use of an “approved vendor listing” that must be followed by our sources. We perform extensive testing of all of our products, including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see “Risk Factors — Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders” for a review of certain risks associated with our manufacturing operations.
      We currently purchase components from several sources, including certain integrated circuits, power supplies and long-range optics, which we believe are readily-available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period. Please see “Risk Factors — We purchase several key components for our products from sole sources; if these components are not available, our revenues may be harmed.”
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
      Our research and development operations involve development activities that utilize both custom and commercial silicon, which enables us to quickly bring new products and features to market. We are currently developing new switching solutions that provide new levels of performance, scalability, and functionality. We had 197 engineers at the end of 2004, compared to 159 engineers at the end of 2003. Our research and development expenses were $43.9 million in 2004, $40.5 million in 2003, and $34.9 million in 2002, or 11%, 10%, and 12% of net revenues, respectively.
Competition
      We believe the key competitive factors that affect our markets are technical expertise, pricing, new product innovation, product features, service and support, brand awareness, and distribution. Our products have won numerous awards. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts. However, our market continues to evolve and we may not be able to compete successfully against current and future competitors.
      The market in which we operate is highly competitive. Cisco Systems, Inc. (Cisco) maintains a dominant position in our market and several of its products compete directly with ours. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following introduction, which reduces the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line, and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete. We believe our technology and the purpose-built features of our products make them unique and allow us to compete effectively against Cisco and other competitors. Although we believe that we are currently among the top providers of networking solutions, there can be no assurance that we will be able to compete successfully against Cisco, currently the market leader in network infrastructure solutions.
      In addition to Cisco, we compete against Extreme Networks, Inc., Juniper Networks, Inc., F5 Networks, Inc., Nortel Networks Ltd., Enterasys Networks Inc., 3Com Corp., Huawei Technologies Co., Ltd., Force 10 Networks Inc., and Alcatel, among others. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN, and WAN solutions. As a result, we anticipate that we will have to continue to adjust prices on many of our products to stay competitive. Please see “Risk Factors — Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability” and “ — Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”
Seasonality
      General economic conditions have an effect on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products. For example, sales to the U.S. government are typically stronger in the third calendar quarter and sales to European customers tend to be weaker in the summer months.
Backlog
      Our backlog generally represents orders for which a purchase order has been received for product to be shipped within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling or product specification changes by the customers. Although we believe that our backlog is firm, orders may be cancelled by the customer without penalty. For this reason, we believe our backlog at any given date is not a reliable indicator of future revenues.

Intellectual Property
      Our success and ability to compete are heavily dependent on our internally developed technology and know-how. Our proprietary technology includes our ASICs, our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, our IronView network management software, and certain mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual restrictions on disclosure, to protect our intellectual property rights in these proprietary technologies.
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
      The networking industry is increasingly characterized by the existence of a large number of patents, frequent claims of infringement, and related litigation regarding patent and other intellectual property rights. In addition, leading companies in the networking market may have extensive patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe intellectual property rights that may be claimed by others. See Item 3 “Legal Proceedings” below for pending litigation related to intellectual property matters and “Risk Factors — We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.”
Employees
      As of December 31, 2004, we had 658 employees, consisting of 332 in sales, customer service and marketing, 197 in engineering, 81 in manufacturing, and 48 in general and administrative. None of our employees is represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good.

Item 2.	Properties
      Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing currently occupy approximately 110,000 square feet of leased space in San Jose, California. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices under lease agreements in the following locations:

Americas	EMEA	APAC

San Jose, California	London, England	Tokyo, Japan
Irvine, California	Munich, Germany	Singapore
Salt Lake City, Utah	Paris, France	Hong Kong
Chicago, Illinois	Amsterdam, Netherlands	Sydney, Australia
Fort Lauderdale, Florida	Milan, Italy	Beijing, China
New York City, New York
Herndon, Virginia
Toronto, Canada

      We intend to expand our existing facilities during 2005 and believe that suitable additional or substitute space will be available as needed to accommodate this expansion and for any additional sales offices that may be needed. Our principal web server equipment and operations are maintained in our corporate headquarters in San Jose, California.

Item 3.	Legal Proceedings
      On October 25, 2004, we entered into a settlement agreement and patent cross-license (the agreements) covering technologies that were at issue in litigation with Nortel Networks (Nortel). The agreements resolved ongoing litigation in both Massachusetts and California. Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004 and, based on the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four-year cross-license with Nortel.
      Another long-standing litigation matter was resolved on February 10, 2005, when the Ninth Circuit Court of Appeals (Court of Appeals) dismissed the plaintiff’s appeal In re Foundry Networks, Inc. Securities Litigation. The dismissal was in response to plaintiff’s motion to dismiss their appeal of the District Court judgment in favor of us. This litigation began in December 2000, when several similar stockholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The District Court had dismissed the case with prejudice and entered judgment in our favor, after which the plaintiffs filed a Notice of Appeal with the Court of Appeals. Oral argument before the Court of Appeals was scheduled for February 17, 2005. However, on February 9, 2005, plaintiffs filed their unopposed motion of dismissal of their appeal, making the District Court’s judgment final. No settlement was paid in the action. We believe the dismissal validates our position that the lawsuit was without merit.
      A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (Foundry Defendants), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (IPO) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.
      In May 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On February 6, 2004, the District Court severed the two cases. Fact discovery is now closed. A Markman claim construction hearing was held on January 14, 2005, and the parties are awaiting the Court’s claim construction. On February 28, 2005, the parties filed summary judgment motions. Trial in the matter is expected to begin in November 2005. The severed trial, to which we are not a party, is scheduled to begin April 26, 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.
      On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery has begun and is scheduled to close on June 17, 2005. A Markman claims construction hearing is scheduled for March 24, 2005. Trial is scheduled to begin August 1, 2005.
      From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2004, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Submission Of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Foundry’s common stock began trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol “FDRY”. As of December 31, 2004, there were approximately 356 holders of record of the common stock. The following table sets forth the high and low closing sale prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2004
Fourth quarter	$13.96	$9.91
Third quarter	$13.57	$8.50
Second quarter	$18.84	$11.30
First quarter	$33.75	$15.80
2003
Fourth quarter	$27.68	$21.88
Third quarter	$23.77	$15.25
Second quarter	$16.00	$7.92
First quarter	$10.13	$7.39
Dividend Policy
      We have never paid cash dividends on our capital stock. We currently anticipate that we will retain our future earnings, if any, and therefore do not expect to pay cash dividends in the foreseeable future.
Unregistered Securities Sold in 2004
      We did not sell any unregistered shares of our common stock during 2004.
Issuer Purchases of Equity Securities
      We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2004.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues, net	$409,104	$399,628	$300,742	$311,176	$377,156
Gross margin	265,681	258,770	160,550	153,035	242,826
Gross margin percentage	65%	65%	53%	49%	64%
Income (loss) from operations(1)	63,365	112,057	27,171	(1,591)	130,896
Net income(1)	47,967	75,082	22,537	2,886	88,121
Basic net income per share(1)	$0.35	$0.60	$0.19	$0.02	$0.80
Diluted net income per share(1)	$0.34	$0.55	$0.18	$0.02	$0.69

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$617,441	$505,684	$326,453	$274,734	$252,245
Working capital	519,144	430,038	390,543	354,054	339,369
Total assets	811,192	658,144	451,535	412,138	398,466
Long-term liabilities	17,613	7,707	—	—	—
Total stockholders’ equity	706,338	590,495	398,099	361,832	345,016

(1)	2004 includes an operating expense of $18.7 million, net of tax, related to our litigation settlement with Nortel in the third quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
      The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.
Overview
      Founded in 1996, Foundry designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers, and Internet traffic management products. Our customers include U.S. government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.

Business Environment
      Over the course of the last several years, we believe the overall global economy has continued to strengthen, and capital spending on IT infrastructure, particularly data networking equipment, has also improved. The overall data networking market grew over 20% during 2004, with significant growth in market sectors in which we do not have a heavy concentration. During 2004, we saw the early signs of a broad enterprise network upgrade cycle as customers began to focus on newer technology, particularly 10-Gigabit Ethernet. There are also indications that the global carrier and service provider market is beginning to increase its investment in data networking infrastructure.
      The market for data networking products continues to be dominated by Cisco Systems, Inc., with over 50% share of the networking market. We continue to invest in our core market and adjacent markets in which the competitive landscape looks attractive and the growth prospects are promising. Although we expect our revenues to grow modestly in 2005, there is no assurance that the networking market will continue to improve or that we will be successful in capitalizing on this improvement.

2004 Financial Performance

•	2004 marked our sixth consecutive year with net income since we went public in September 1999.

•	Our revenues for 2004 increased to $409.1 million, from $399.6 million in 2003, due to an increase of $11.8 million in service revenue. Despite increased sales volume in 2004, our product revenues were nearly flat as a result of price erosion and a shift in sales mix to lower-priced stackable products. Our customer base grew to 7,800 customers at the end of 2004, from 6,500 customers at the end of 2003.

•	In October 2004, we entered into a settlement agreement and patent cross-license agreement with Nortel, pursuant to which we paid $35.0 million to Nortel and recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining amount paid to Nortel represents consideration for a four-year patent cross-license with Nortel and is being amortized ratably to cost of product revenue over the license term. The litigation settlement reduced net income by $18.7 million, net of tax.

•	Net income in 2004 was $48.0 million, or 12% of total net revenues, compared to $75.1 million, or 19% of total net revenues, in 2003. In 2004, we expanded our sales organization and research and development team. This investment in our infrastructure, as well as a litigation settlement expense of $30.2 million and related legal fees, reduced our profitability in 2004.

•	Our balance sheet remains debt-free, with cash and investments of $617.4 million, an increase of $111.8 million from 2003. During 2004, we generated $81.5 million of cash from operations and received $38.7 million of cash from employee stock option exercises.
Critical Accounting Policies and Estimates
      Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, current economic conditions, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect the more significant judgments and estimates that can have a significant effect on our results of operations and the value of certain assets and liabilities on our consolidated financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. These and other significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Form 10-K.

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
      Product revenue is generally recognized upon transfer of title, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency.

      Support revenue is recognized ratably over the term of the support arrangement, in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
      When sales arrangements contain multiple elements (e.g., hardware and installation), we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described above have been met for that unit of accounting. The application of EITF 00-21 involves significant judgment. For example, we use judgment to determine whether objective and reliable evidence of fair value exists for undelivered item(s) in an arrangement. The timing of revenue recognition varies based on this determination.
      At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period generally extends 12 months from the date of sale for hardware and 90 days for software, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of revenues could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by us to calculate estimated sales returns does not reasonably approximate future returns, revenue in future periods could be affected.

Allowance for Doubtful Accounts
      Customers are subject to a credit review process, which evaluates the customer’s financial condition and ability to pay, and are generally assigned a credit limit that may be increased only after a successful collection history has been established. We continually monitor and evaluate the collectibility of our trade receivables and actively manage our accounts receivable to minimize credit risk. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or significant deterioration in financial condition. We estimate allowances for doubtful accounts for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due, and historical collection experience. If circumstances change, estimates regarding the collectibility of receivables would be adjusted. We mitigate some collection risk by requiring certain international customers to provide letters of credit or bank guarantees prior to placing an order with us. Although we believe our allowance for doubtful accounts is adequate and that the judgment we apply is appropriate, our actual amount of bad debt could differ materially from our estimates.

Inventories
      The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying cost until it is sold or otherwise disposed.

      We use contract manufacturers to assemble and test our products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on rolling production forecasts provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers that may not be cancelable at any time. As of December 31, 2004, we had approximately $40.0 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable. If actual demand for our products is below the level assumed in our production forecasts, we may have excess inventory or a liability as a result of our purchase commitments.

Deferred Tax Asset Valuation Allowance
      We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of December 31, 2004 and 2003 were $42.3 million and $33.3 million, respectively.

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
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect its adoption to have a material effect on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      See Note 2 of the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements.
Results of Operations

Net Revenues
      We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. A chassis uses a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network and then reconfigure the chassis to be used in the backbone or core of their network. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.
      Net revenue information is as follows (dollars in thousands):

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2002	Revenues

Net revenues:
Product	$349,019	85%	$351,325	88%	$264,998	88%
Service	60,085	15%	48,303	12%	35,744	12%

Total net revenues	$409,104	100%	$399,628	100%	$300,742	100%

Chassis	$306,828	75%	$315,706	79%	$231,571	77%
Stackable	102,276	25%	83,922	21%	69,171	23%

Total net revenues	$409,104	100%	$399,628	100%	$300,742	100%

      Net product revenues in 2004 decreased 1% from 2003, despite increased sales volume, as a result of lower average selling prices and a shift in sales mix to lower-priced stackable products. Although the overall global economy improved in 2004, the pricing environment remained competitive. As a result, we experienced an increase in overall port shipments of 15%, but the decline in average selling prices and a shift to lower-priced stackable products resulted in flat product revenues. Our sales volume increased in 2004 primarily due to sales of our 10-Gigabit Ethernet stackable products, which offer a similar feature set as our small-end chassis at a lower price point. Stackable products generated 25% of our total net revenues in 2004, versus 21% in 2003. Sales to the U.S. government represented 27% of our total revenues in 2004, down from 31% in 2003, as a result of less Federal funding for IT projects in 2004. The decrease in sales to the U.S. government was offset by increased business from our enterprise customers.
      Net product revenues increased 33% from 2002 to 2003 due to an increase in overall IT spending, increased market share, and expanded sales coverage. During 2003, we focused our sales efforts on broadening our customer base, particularly in non-cyclical customer verticals, such as healthcare, research enterprises, government agencies, and universities, that typically demonstrate continued capital spending during slow economic cycles. Sales to the U.S. government were particularly strong in 2003, accounting for 31% of our total revenues, compared to 15% in 2002, due to the government’s effort to both expand and upgrade their networks. In late 2002, the federal government certified many of our JetCore-based products for sale to the Department of Defense (DOD). Once certified, we generated significant revenue from sales of these products to the DOD. We also experienced significant revenue growth in Japan in 2003 due to the establishment of a direct sales force in 2002 to complement our reseller relationship with Mitsui, one of our largest resellers. In 2003, our expanded sales coverage in Japan resulted in significant sales growth in that country.
      Service revenues consist primarily of revenue from customer support contracts, and to a lesser extent, from providing training and installation services. Service revenues increased $11.8 million, or 24%, in 2004 and $12.6 million, or 35%, in 2003. The increase in absolute dollars was due to a larger installed base of our networking equipment each year as customers purchased new support contracts with their new equipment purchases and renewed maintenance contracts on existing equipment. Our customer base grew from 5,200 customers at the end of 2002, to 6,500 customers at the end of 2003, and to 7,800 customers at the end of 2004.
      We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. We determine revenues by geographic location based on the physical destination of our product shipments. Net product revenue by region as a percentage of net product revenue was as follows for the years ended December 31:

	2004	2003	2002

Americas	62%	63%	61%
EMEA	19%	14%	14%
Japan	11%	15%	13%
Asia Pacific	8%	8%	12%
      The shift in product sales from Japan to EMEA in 2004 was due to large deployments of our products in Europe by the U.S. government and several other large customers during 2004, compared to large deployments of our products by major service providers in Japan during 2003.

Gross Margins
      The following table presents gross margins and gross margin percentages for product and service revenues (dollars in thousands):

	Year Ended December 31,

		Gross		Gross		Gross
	2004	Margin %	2003	Margin %	2002	Margin %

Gross margins:
Product	$219,830	63%	$218,213	62%	$130,350	49%
Service	45,851	76%	40,557	84%	30,200	84%

Total gross margin	$265,681	65%	$258,770	65%	$160,550	53%

      Our cost of product revenues consists primarily of materials, labor, manufacturing overhead, warranty costs, and provisions for excess and obsolete inventory. Although we experienced an overall decline in average selling prices in 2004, product gross margins in 2004 were 1% higher than 2003 as a result of favorable product mix and lower contract manufacturing and component costs in 2004, offset somewhat by increased inventory provisions. Inventory provisions were $13.5 million and $9.0 million in 2004 and 2003, respectively. Inventory provisions increased as a result of higher levels of inventory in 2004 and challenges associated with forecasting demand and managing supply for our broader product portfolio.
      The increase in product gross margin as a percentage of product revenues in 2003 from 2002 was due primarily to cost efficiencies associated with increased business volume in 2003 and significant reductions of our component and sub-assembly costs. Product margins improved to a lesser extent as a result of increased sales of our high-end, high-margin products in 2003 and lower provisions for excess and obsolete inventory. During 2003, our total port shipments of all products increased by 32% from 2002, and our shipments of Gigabit Ethernet ports, a higher gross margin product, grew by 67%. This shift in product mix was due to our customers’ increasing preference for Gigabit Ethernet, a Layer 4-7 switching technology and higher gross margin product, instead of 10/100 Ethernet, a Layer 2/3 technology and lower gross margin product. This product mix shift contributed to our gross margin improvement in 2003. During the first nine months of 2003, our component and assembly costs were reduced significantly, which dramatically improved our gross margins. In the fourth quarter of 2003, our component and assembly costs stabilized.
      Our cost of service revenues consists primarily of costs related to providing services under customer support contracts, including maintaining adequate spares inventory levels at service depots. Service costs include material costs, labor, and overhead. Service gross margins were 76% in 2004, down from 84% in both 2003 and 2002. Despite significantly higher service revenues in 2004 and 2003, our service gross margin percentage decreased in 2004 and remained unchanged in 2003 from 2002, as a result of increased service inventory and labor costs associated with supporting a larger customer base and a broader product portfolio. As noted above, our customer base grew considerably between 2002 and 2004. Due to the expansion of our customer base throughout the world, we continued to increase our investment in our support infrastructure by opening more service facilities and supplying them with adequate spares inventory to support our increasingly broader product offerings. We expect service gross margins to experience variability over time due to the timing of technical support initiations and renewals and additional investments in our customer support infrastructure.
      Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess and obsolete inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors — Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

Operating Expenses
      The following table presents research and development, sales and marketing, and general and administrative expenses for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands):

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2002	Revenues

Research and Development	$43,905	11%	$40,473	10%	$34,933	12%
Sales and Marketing	98,614	24%	88,439	22%	82,924	28%
General and Administrative	29,604	7%	17,570	4%	14,451	5%
Litigation Settlement	30,193	7%	—	—	—	—
      Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, and expenses related to the development of our ASICs, software development and testing costs, and the depreciation of property and equipment used in research and development activities. Research and development expenses in 2004 increased $3.4 million from 2003 due primarily to higher payroll costs and depreciation expense. Average headcount increased 13% in 2004 and depreciation expense increased as a result of significant purchases of advanced test equipment during the first half of 2004. The increase in research and development expenses in 2003 was due primarily to prototype expenses incurred in connection with development of our terabit-capacity Ethernet switching products, and, to a lesser extent, an increase in our average headcount from 147 engineers in 2002 to 159 engineers in 2003. We believe continued investment in product enhancements and new product development is critical to achieving our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in absolute dollars.
      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support activities, costs associated with trade shows, advertising, and promotions, and the cost of facilities. Sales and marketing expenses increased $10.2 million in 2004, primarily due to increases of $4.4 million for advertising and trade shows, $4.2 million for compensation costs, and $3.3 million of depreciation associated with demonstration and evaluation equipment. During 2004, we increased our marketing efforts to introduce our new products such as our Terabit-capacity chassis and 10-Gigabit stackable products and increased our marketing and sales force to 332 employees from 308 in 2003. The increase in absolute dollars of $5.5 million from 2002 to 2003 was primarily due to higher sales commissions as a result of increased revenues in 2003, higher travel costs associated with expanding our sales coverage, and, to a lesser extent, increased marketing expenses associated with the launch of new products in 2003.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, costs of facilities, bad debt, legal fees, and other general corporate expenses. General and administrative expenses increased $12.0 million in 2004, compared to 2003, primarily due to an increase of $9.1 million in legal fees related to the Nortel and Lucent patent infringement cases discussed in Part I, Item 3 “Legal Proceedings,” $1.6 million for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act, and $0.9 million from reduced bad debt reserve requirements in 2003, compared to no bad debt reserve requirements in 2004. General and administrative expenses increased $3.1 million in 2003, compared to 2002, due to increases of $3.0 million in legal expenses and $0.9 million in executive bonuses, offset by a $1.2 million decrease in bad debt expense as a result of improved collections effort and credit quality of our customer base.
      Litigation settlement. In October 2004, we entered into a settlement agreement and patent cross-license agreement with Nortel. As a result of the agreements, Nortel’s actions for monetary damages and an injunction against us were dismissed, and our suit against Nortel was also dismissed. Pursuant to the agreements, we paid $35.0 million to Nortel and recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining amount paid to Nortel represents consideration for a four-year cross-license with Nortel and is being amortized ratably to cost of product revenue over the license term.
      Amortization of deferred stock compensation. In connection with the granting of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.3 million in 1999 and $0.3 million in 2000, representing the difference between the exercise price and the deemed fair market value of our common stock on the date the stock options were granted. We recorded no additional deferred stock compensation after 2000. Deferred stock compensation was amortized to operations over the respective vesting periods of the options. We had no remaining deferred stock compensation to amortize in 2004. We recorded amortization of deferred stock compensation expense of approximately $231,000 and $1.1 million in 2003 and 2002, respectively.
      Interest and other income, net. We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded net interest and other income of $9.9 million, $5.2 million, and $5.0 million in 2004, 2003, and 2002, respectively. The increase in 2004 was primarily due to higher investment balances and higher interest rates throughout 2004. Our total cash and investments increased $111.7 million from 2003. Interest income in 2003 remained nearly unchanged from 2002, despite higher levels of cash and investments throughout 2003, due to lower average interest rates in 2003. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.
      Income taxes. The effective tax rate was 35%, 36%, and 30% for the years ended December 31, 2004, 2003, and 2002, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate of 30% in 2002 was due to significantly higher tax-exempt interest income and research and development credit as a percentage of net income.
      Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $29.2 million, $46.5 million, and $4.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.
Liquidity and Capital Resources
      At December 31, 2004, we had cash and investments of $617.4 million, an increase of $111.7 million from $505.7 million at December 31, 2003. The increase was primarily the result of our pre-tax profitability, which enabled us to generate $81.5 million of cash from operations, and the receipt of $38.7 million of cash from issuances of common stock to employees. During 2004, cash payments for income taxes, net of refunds received, were $5.3 million. This is low relative to our pre-tax income as a result of $29.2 million of tax deductions in 2004 for disqualifying dispositions of employee stock options.
      Cash and investments increased $179.2 million in 2003 from 2002. The increase was primarily the result of increased profitability in 2003 and proceeds from the exercise of employee stock options. In 2003, we paid relatively insignificant amounts of taxes in relation to our income before taxes because we had significant tax deductions resulting from disqualifying dispositions of employee stock options of $46.5 million. We also generated $117.2 million of income before taxes and received $70.6 million of cash from issuances of common stock to employees.
      Inventories increased $10.7 million from 2003 to $38.7 million as of December 31, 2004. We significantly increased our production and service inventory levels to support a broader product offering and larger installed customer base, and in anticipation of higher sales volume in 2005. Annualized inventory turnover was approximately 3.5 and 4.0 for the years ended December 31, 2004 and 2003, respectively. The decrease in inventory turnover in 2004 was due to lower product sales in 2004 and higher average inventory levels during the year.
      Accounts receivable, net of allowances, increased $14.4 million from the end of 2003 to $91.5 million as of December 31, 2004. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenues for the most recent quarter ended and net accounts receivable as of the balance sheet date, increased to 79 days as of December 31, 2004, from 63 days as of December 31, 2003. The increase in DSO was primarily due to the timing of support contract renewals. A significant amount of annual support contracts were renewed during the fourth quarter of 2004, with little or no revenue contribution in 2004. Shipment linearity, as percentage of revenue, remained nearly unchanged during the fourth quarter of fiscal 2004, compared to the same period in 2003.
      DSO increased from 54 days as of December 31, 2002 to 63 days as of December 31, 2003. The increase in DSO in 2003 was due to less linear shipments during the fourth quarter of 2003, in which more than 50% of our revenues shipped during the last month of the quarter.

Disclosures about Contractual Obligations and Commercial Commitments
      The following table aggregates our contractual obligations and commercial commitments at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

				More
		Less Than		Than
	Total	1 Year	1–3 Years	5 Years

Operating leases of facilities	$11,747	$4,736	$5,730	$1,281
Purchase commitments with contract manufacturers	40,042	40,042	—	—

Total contractual cash obligations	$51,789	$44,778	$5,730	$1,281

      For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
      Although it is difficult for us to predict future liquidity requirements with certainty, we believe our existing cash balances and anticipated funds from operations in 2005 will satisfy our cash requirements for at least the next 12 months. Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, inventories and accounts receivable, and future demand for our products and related pricing. We may incur higher capital expenditures in the near future to expand our operations. Although we do not have any current plans or commitments to do so, we may from time to time consider the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.

Off-Balance Sheet Arrangements
      Other than operating leases of facilities, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Indemnifications
      In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of December 31, 2004 or 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.
Risk Factors That May Affect Future Results and the Market Price of Our Stock

Weak economic and market conditions or geopolitical turmoil may adversely affect our revenues, gross margins and expenses.
      Our quarterly revenues and operating results may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. There can be no assurance that we will be able to maintain or improve our financial results or that economic and market conditions will continue to improve and will not deteriorate.

Although our customer base has increased, we still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
      Sales to our ten largest customers accounted for 37% and 44% of net product revenue for 2004 and 2003, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
      Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenues and gross margins.

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

Because our financial results are difficult to predict and may fluctuate significantly, we may not meet quarterly financial expectations, which could cause our stock price to decline.
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
      We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter are typically substantially less than our expected revenue for that quarter. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, our reseller agreements typically allow the reseller to delay scheduled delivery dates without penalty. Moreover, demand for our products may fluctuate as a result of seasonality. For example, sales to the U.S. government are typically stronger in the third calendar quarter and demand from European customers is generally weaker in the summer months.
      Orders are generally cancelable at any time prior to shipment. Reasons for cancellation could include our inability to deliver products within the customer’s specified timeframe due to component shortages or high priority government orders that take precedence to commercial enterprise orders, as well as other reasons.
      Our revenues for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear (back-end loaded) sales pattern during the period. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels, inventory planning and management. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.
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
      Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, you may not be able to rely on prior results for any period as an indication of future performance. In the future, our revenue may remain the same, decrease or increase, and we may not be able to sustain or increase profitability on a quarterly or annual basis. As a consequence, operating results for a particular quarter are extremely difficult to predict.

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
      We also compete with other companies, such as Extreme Networks, Juniper Networks, F5 Networks, Inc., Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Alcatel. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors.
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

We must continue to introduce new products with superior performance and features in a timely manner in order to sustain and increase our revenue, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
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

We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.
      The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we have in the past and may in the future incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
      Some companies have attempted to realize revenues from their patent portfolios by using licensing programs. Some of these companies have contacted us regarding a license. We carefully review all license requests, but are unwilling to license technology not required for our product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by us to a license request could result in threats of litigation or actual litigation, which, if initiated, could harm our business.
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
      If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed. Additionally, if our resellers and system integrators are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. Resellers and system integrators typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of resellers and service providers are also system integrators. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support. Additionally, if we do not manage distribution of our products and services effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.
      In an effort to gain market share and support our customers, we may need to expand our direct sales operations and customer service staff to support new and existing customers. The timing and extent of any such expansion are uncertain. We currently outsource our technical support to a third-party provider in Australia to support our customers in that continent. In the future, we may utilize third-party contractors in other regions of the world as part of our expansion effort. Expansion of our direct sales operations, reseller channels, and customer service operations may not be successfully implemented and the cost of any expansion may exceed the revenues generated.

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
      Our gross margins may be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provisions for excess and obsolete inventory. Additionally, our gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to an end user than on sales through resellers or to our OEMs. As a result, any significant shift in revenues through resellers or to our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.

We need additional qualified personnel to maintain and expand our business. If we are unable to promptly attract and retain qualified personnel, our business may be harmed.
      We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. The recent decision by the accounting standard setting body regarding the accounting treatment of stock options as compensation expense could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
      Our success also depends to a significant degree on the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success may depend on Bobby R. Johnson, Jr., President, Chief Executive Officer and Chairman of the Board. We do not have employment contracts or key person life insurance for any of our personnel.

Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.
      Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pervasive Networks and Spot Distribution in Europe, Mitsui in Japan, Shanghai Gentek and GTI in China, and Samsung in Korea. The failure of our international resellers to sell our products would limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:

•	potential recessions in economies outside the United States;

•	longer accounts receivable collection cycles;

•	seasonal reductions in business activity;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	political instability and export restrictions;

•	potential adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	military conflict and terrorist activities; and

•	natural disasters and widespread medical epidemics, such as SARS.
      The factors described above could also disrupt our product and component manufacturers and key suppliers located outside of the United States. One or more of such factors may have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.
      Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Foreign currency exchange rate risk” for a review of certain risks associated with foreign exchange rates.

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
      Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future, which could impede our ability to meet customer orders.
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
      We subcontract substantially all of our manufacturing to companies that assemble and test our products. In addition, some Foundry-branded products are manufactured by third party OEMs. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers and third-party manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments. We do not have long-term contracts with these suppliers and third-party manufacturers.

      We have experienced delays in product shipments from our contract manufacturers, which in turn delayed product shipments to our customers. In addition, certain of our products require a long manufacturing lead-time, which may result in delayed shipments. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials, could cause a delay in our ability to fulfill orders. Additionally, from time to time, we transition, via our contract manufacturers, to different manufacturing locations, including lower-cost foreign countries. Such transitions are inherently risky and could cause a delay in our ability to fulfill orders or a deterioration in product quality.

Due to the lengthy sales cycles of some of our products, the timing of our revenue is difficult to predict and may cause us to fail to meet our revenue expectations.
      Some of our products have a relatively high sales price, and often represent a significant and strategic decision by a customer. The decision by customers to purchase our products is often based on their internal budgets and procedures involving rigorous evaluation, testing, implementation and acceptance of new technologies. As a result, our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from certain customers for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.

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

Recent legislation requires us to undertake an annual evaluation of our internal controls over financial reporting that may identify internal control weaknesses requiring remediation, which could harm our reputation.
      We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2004, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

Beginning July 1, 2005, we will be required to record compensation expense for stock options. As a result, our profitability will be reduced significantly.
      FASB has recently issued an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, beginning in the third quarter of 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has historically been volatile. Therefore, the adoption of this accounting standard will negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

The timing of the adoption of industry standards may negatively affect widespread market acceptance of our products.
      Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence or delay of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, if the adoption of industry standards moves too quickly, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends on widespread market acceptance of their underlying technologies. At least one networking equipment standards body has reportedly stopped all work on a standard in response to assertions by Nortel that it controls the patent rights to certain industry standards. Attempts by third parties to impose licensing fees on industry standards could undermine the adoption of such standards and decrease industry opportunities.

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

We may incur liabilities that are not subject to maximum loss clauses.
      In the ordinary course of business, we enter into purchase orders, sales contracts, and other similar contractual arrangements relating to the marketing, sale, manufacture, distribution, or use of our products and services. We may incur liabilities relating to our failure to address certain liabilities or inability to perform certain covenants or obligations under such agreements, or which result from claims and losses arising from certain external events as outlined within the particular contract. Such agreements may not contain, or be subject to, maximum loss clauses, and liabilities arising from them may result in significant adverse changes to our financial position or results of operations.

Our products may not continue to comply with the regulations governing their sale, which may harm our business.
      In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.

We may engage in acquisitions that could result in the dilution of our stockholders, disrupt our operations, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.
      Although we focus on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:

•	difficulties in the assimilation of products, operations, personnel and technologies of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	disruptions to our operations, including potential difficulties in completing ongoing projects in a timely manner;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.
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
      The trading price of our common stock has been, and may continue to be, subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, speculation in the press or investment community, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist acts or other catastrophic events.
      Our operations are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices, OEMs, and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. For example, we procure critical components from countries such as Japan and Taiwan, which periodically experience earthquakes and typhoons. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk
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
      We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of plus or minus 50 basis points for the entire year, while all other variables remain constant. A hypothetical 50 basis point decline in interest rates as of December 31, 2004 would reduce our annualized interest income by approximately $2.5 million.

Foreign currency exchange rate risk
      Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.
      We have performed a sensitivity analysis as of December 31, 2004 and 2003 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at December 31, 2004 and 2003. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at December 31, 2004 and 2003.

Item 8.	Financial Statements And Supplementary Data
FOUNDRY NETWORKS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining an adequate a system of internal controls over financial reporting. The system contains monitoring mechanisms, and actions deemed appropriate by management are taken to address deficiencies. The Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of human error and the circumvention or overriding of controls — and therefore can only provide reasonable assurance that financial statements are free of material errors. Further, because of changes in conditions, the effectiveness of the system of internal controls may vary over time and no projections can be made to future periods.
      Management assessed the effectiveness of our internal control system over financial reporting as of December 31, 2004 using criteria described in “Internal Control -Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO). Based on this assessment, management believes that as of December 31, 2004, our system of internal controls over financial reporting met those criteria. Ernst and Young, LLP, the registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting.

/s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr. Chief Executive Officer and President March 11, 2005	/s/ Timothy D. Heffner -------------------------------------------- Timothy D. Heffner Chief Financial Officer, Vice President Finance and Administration March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Foundry Networks, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Foundry Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Foundry Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Foundry Networks, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, CA
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Foundry Networks, Inc.:
      We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2004 and 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foundry Networks, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 9, 2005

FOUNDRY NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$112,274	$161,718
Short-term investments	331,202	184,859
Accounts receivable, net of allowances for doubtful accounts of $3,117 and $4,151 and sales returns of $1,627 and $2,020 at December 31, 2004 and 2003, respectively	91,502	77,077
Inventories	38,743	28,017
Deferred tax assets	25,799	33,308
Prepaid expenses and other assets	6,865	5,001

Total current assets	606,385	489,980
Property and equipment, net	8,852	7,866
Investments	173,965	159,107
Deferred tax assets	16,479	—
Other assets	5,511	1,191

Total assets	$811,192	$658,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,238	$10,080
Accrued payroll and related expenses	21,682	16,650
Other accrued expenses	8,700	5,804
Deferred support revenue	38,621	27,408

Total current liabilities	87,241	59,942
Deferred support revenue	17,613	7,707

Total liabilities	104,854	67,649

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at December 31, 2004 and 2003; None issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at December 31, 2004 and 2003:
Issued and outstanding — 137,226 and 131,623 shares at December 31, 2004 and 2003, respectively	14	13
Additional paid-in capital	467,682	399,789
Note receivable from stockholder	—	(480)
Accumulated other comprehensive income (loss)	(451)	47
Retained earnings	239,093	191,126

Total stockholders’ equity	706,338	590,495

Total liabilities and stockholders’ equity	$811,192	$658,144

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues:
Product	$349,019	$351,325	$264,998
Service	60,085	48,303	35,744

Total net revenues	409,104	399,628	300,742

Cost of revenues:
Product	129,189	133,112	134,648
Service	14,234	7,746	5,544

Total cost of revenues	143,423	140,858	140,192

Gross margin	265,681	258,770	160,550

Operating expenses:
Research and development	43,905	40,473	34,933
Sales and marketing	98,614	88,439	82,924
General and administrative	29,604	17,570	14,451
Litigation settlement	30,193	—	—
Amortization of deferred stock compensation	—	231	1,071

Total operating expenses	202,316	146,713	133,379

Income from operations	63,365	112,057	27,171
Interest and other income, net	9,868	5,168	5,025

Income before provision for income taxes	73,233	117,225	32,196
Provision for income taxes	25,266	42,143	9,659

Net income	$47,967	$75,082	$22,537

Basic net income per share	$0.35	$0.60	$0.19

Weighted average shares used in computing basic net income per share	135,445	125,133	119,482

Diluted net income per share	$0.34	$0.55	$0.18

Weighted average shares used in computing diluted net income per share	143,118	135,631	123,780

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Note		Accumulated
	Common Stock		Treasury Stock		Additional	Receivable	Deferred	Other		Total
					Paid-In	From	Stock	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Income	Earnings	Equity	Income

	(In thousands)
BALANCES AT DECEMBER 31, 2001	119,299	$12	1,522	$(14,996)	$284,740	$(480)	$(1,302)	$351	$93,507	$361,832
Issuances of common stock under stock plans	2,067	—	—	—	8,253	—	—	—	—	8,253
Repurchases of common stock from terminated employees	(37)	—	—	—	(106)	—	—	—	—	(106)
Issuances of stock repurchased from open market	—	—	(1,522)	14,996	(14,996)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,071	—	—	1,071
Tax benefit from stock option exercises	—	—	—	—	4,808	—	—	—	—	4,808
Foreign currency translation adjustments	—	—	—	—	—	—	—	(296)	—	(296)	(296)
Net income	—	—	—	—	—	—	—	—	22,537	22,537	22,537

BALANCES AT DECEMBER 31, 2002	121,329	12	—	—	282,699	(480)	(231)	55	116,044	398,099	22,241

Issuances of common stock under stock plans	10,295	1	—	—	70,625	—	—	—	—	70,626
Repurchase of common stock from terminated employee	(1)	—	—	—	(17)	—	—	—	—	(17)
Amortization of deferred stock compensation	—	—	—	—	—	—	231	—	—	231
Tax benefit from stock option exercises	—	—	—	—	46,482	—	—	—	—	46,482
Foreign currency translation adjustments	—	—	—	—	—	—	—	(8)	—	(8)	(8)
Net income	—	—	—	—	—	—	—	—	75,082	75,082	75,082

BALANCES AT DECEMBER 31, 2003	131,623	13	—	—	399,789	(480)	—	47	191,126	590,495	75,074

Issuances of common stock under stock plans	5,603	1	—	—	38,675	—	—	—	—	38,676
Tax benefit from stock option exercises	—	—	—	—	29,218	—	—	—	—	29,218
Repayment of note receivable from stockholder	—	—	—	—	—	480	—	—	—	480
Foreign currency translation adjustments	—	—	—	—	—	—	—	(498)	—	(498)	(498)
Net income	—	—	—	—	—	—	—	—	47,967	47,967	47,967

BALANCES AT DECEMBER 31, 2004	137,226	$14	—	$—	$467,682	$—	$—	$(451)	$239,093	$706,338	$47,469

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,967	$75,082	$22,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,439	5,333	4,936
Amortization of deferred stock compensation	—	231	1,071
(Reduction of) provision for doubtful accounts	—	(862)	344
Provision for sales returns	2,080	3,709	1,527
Inventory provisions	13,485	9,007	16,445
Deferred tax assets	(8,970)	(4,748)	1,096
Tax benefit from stock option exercises	29,218	46,482	4,808
Changes in operating assets and liabilities:
Accounts receivable	(16,505)	(28,028)	(1,937)
Inventories	(24,211)	(3,545)	(6,647)
Prepaid expenses and other assets	(6,184)	(1,425)	1,558
Accounts payable	8,158	(1,604)	(3,616)
Accrued payroll and related expenses	5,032	4,902	816
Other accrued expenses	2,896	(3,966)	1,477
Deferred support revenue	21,119	14,881	4,453

Net cash provided by operating activities	81,524	115,449	48,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(599,027)	(461,339)	(295,267)
Maturities of investments	437,826	256,107	333,057
Purchases of property and equipment, net	(8,425)	(6,819)	(5,000)

Net cash (used)/ provided by investing activities	(169,626)	(212,051)	32,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	38,676	70,626	8,253
Repayment of note receivable from stockholder	480	—	—
Repurchases of common stock	—	(17)	(106)

Net cash provided by financing activities	39,156	70,609	8,147

(DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(48,946)	(25,993)	89,805
Effect of exchange rate changes on cash	(498)	(8)	(296)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	161,718	187,719	98,210

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,274	$161,718	$187,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$5,321	$4,202	$976
The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
      Founded in 1996, Foundry designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers, and Internet traffic management products. Our customers include U.S. government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Foreign Currency Translation
      Our consolidated financial statements reflect the operations of Foundry and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income or loss within stockholders’ equity.
Reclassifications
      Certain prior period consolidated balance sheet items have been reclassified to conform to the December 31, 2004 presentation.
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
Cash Equivalents and Investments
      We consider all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities, and cash deposited in checking and money market accounts. Our investment portfolio includes only marketable securities with original maturities of less than two years and with secondary or resale markets.
      Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. All of our investments are stated at amortized cost and classified as held-to-maturity.
      We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. We do not have any investments as of December 31, 2004 that have been in a continuous unrealized loss position for 12 months or longer.
      Cash equivalents and investments consist of the following (in thousands):

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$72,203	$—	$—	$72,203
Municipal bonds	288,232	5	(157)	288,080
Corporate bonds	11,941	—	(58)	11,883
Government-sponsored enterprise securities	204,994	2	(1,443)	203,553

	$577,370	$7	$(1,658)	$575,719

Cash equivalents	$72,203	$—	$—	$72,203
Short-term investments	331,202	3	(588)	330,617
Long-term investments	173,965	4	(1,070)	172,899

	$577,370	$7	$(1,658)	$575,719

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$84,952	$—	$—	$84,952
Corporate securities	14,388	4	—	14,392
Corporate commercial paper	21,983	—	—	21,983
Government securities	338,741	293	(56)	338,978

	$460,064	$297	$(56)	$460,305

Cash equivalents	$116,098	$—	$—	$116,098
Short-term investments	184,859	1	(34)	184,826
Long-term investments	159,107	296	(22)	159,381

	$460,064	$297	$(56)	$460,305

      Municipal and corporate bonds. Unrealized losses as of December 31, 2004 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
      Government-sponsored enterprise securities (GSEs). Unrealized losses as of December 31, 2004 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004.
Allowance for Doubtful Accounts
      We record an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. Accounts receivable are not sold or factored. Exposure to credit risk is controlled through credit approvals, credit limits, and continuous monitoring procedures. Customers are subject to a credit review process that evaluates their financial position and ability to pay. Specific allowances for bad debts are recorded when we become aware of a customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or a significant deterioration in financial position. Estimates are used in determining allowances for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due and historical collection experience. Accounts are deemed past due once they exceed the due date on the invoice. We mitigate some collection risk by requiring certain international customers to secure letters of credit or bank guarantees prior to placing an order with us. If circumstances change, estimates regarding the collectibility of receivables would be adjusted.
Inventories
      Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,

	2004	2003

Purchased parts	$11,713	$9,495
Work-in-process	19,795	13,528
Finished goods	7,235	4,994

	$38,743	$28,017

      The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. Inventory provisions of $13.5 million, $9.0 million and $16.4 million were recorded for the years ended December 31, 2004, 2003, and 2002, respectively.
Concentrations
      Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the judgment of management. As of December 31, 2004 and 2003, ten customers accounted for approximately 41% and 55%, respectively, of our net outstanding trade receivables.
      Proprietary ASICs used in the manufacture of our products are purchased from sole sources. Our custom-designed ASICs may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. The inability of an ASIC supplier to fulfill our production requirements, or the time required for us to identify new suppliers if a relationship is terminated, could negatively affect our future results of operations.
Property and Equipment
      Property and equipment are stated at cost. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the assets, which are two years for software and equipment and three years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.
      Property and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Computers and equipment	$31,259	$22,927
Leasehold improvements	2,060	1,967
Furniture and fixtures	109	109

	33,428	25,003
Less accumulated depreciation	(24,576)	(17,137)

Property and equipment, net	$8,852	$7,866

Revenue Recognition
      General. We generally sell our products through our direct sales force to domestic customers and through reseller channels to international customers. We generate the majority of our revenue from sales of chassis and stackable-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history with us.
      When sales arrangements contain multiple elements (e.g., hardware and installation), we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 in the third quarter of 2003, and its adoption did not have a material effect on our results of operations or financial position.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Product. Product revenue is generally recognized upon transfer of title, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues.
      At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period generally extends 12 months from the date of sale, and our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide for estimated sales returns at the time product revenue is recognized and record that amount as a reduction to product revenue. Our sales return provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet our published specifications or there is an epidemic failure, as defined in the contracts.
      Services. Service revenues consist primarily of fees for customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers access to technical assistance, unspecified software updates on a when-and-if available basis, hardware repair and replacement parts.
      Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Support contracts generally range from one to five years.
      Revenue from training and installation services is recognized when services have been performed, and represented less than 1% of total revenues for all periods presented.
Segment and Geographic Information
      Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenues by geographic region and configuration type. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, our assets are primarily located in our corporate office in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
      We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Our foreign offices conduct sales, marketing and support activities. We determine revenues by geographic location based on the physical

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
destination of our product shipments. Net product revenue by region as a percentage of net product revenue was as follows for the years ended December 31:

	2004	2003	2002

Americas	62%	63%	61%
EMEA	19%	14%	14%
Japan	11%	15%	13%
Asia Pacific	8%	8%	12%
      Sales to the U.S. federal government accounted for approximately 27%, 31%, and 15% of our total revenues in 2004, 2003, and 2002, respectively.
      Net product revenue from customers representing 10% or more of net product revenue was as follows for the years ended December 31:

	2004	2003	2002

Customer A	<10%	14%	12%
Customer B	<10%	12%	<10%
Advertising Costs
      We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2004, 2003, and 2002 were $7.9 million, $3.5 million, and $3.8 million, respectively.
Computation of Per Share Amounts
      Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 8.5 million, 1.9 million, and 15.7 million anti-dilutive common stock equivalents for the years ended December 31, 2004, 2003, and 2002, respectively.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income	$47,967	$75,082	$22,537

Basic:
Weighted average shares outstanding	135,445	125,133	119,861
Less: Weighted average shares subject to repurchase	—	—	(379)

Weighted average shares used in computing basic EPS	135,445	125,133	119,482

Basic EPS	$0.35	$0.60	$0.19

Diluted:
Weighted average shares outstanding	135,445	125,133	119,861
Add: Weighted average dilutive potential shares	7,673	10,498	3,919

Weighted average shares used in computing diluted EPS	143,118	135,631	123,780

Diluted EPS	$0.34	$0.55	$0.18

Accounting for Stock-Based Compensation
      As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recognize compensation expense if options are granted with an exercise price below fair market value at the date of grant or if in-the-money options are modified subsequent to the date of grant. Any resulting compensation expense is recognized either ratably over the vesting period or using variable accounting over the period from the date of modification to exercise or cancellation of the award.
      We currently grant stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to our employees and directors. Stock options generally vest ratably over two to five years from the date of grant and have a term of ten years. We also have an employee stock purchase plan that allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions that may not exceed 20% of an employee’s compensation.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income as reported	$47,967	$75,082	$22,537
Add: Total stock-based compensation expense included in reported net income, net of tax effect	—	150	750
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(42,206)	(32,962)	(78,677)

Pro forma net income (loss)	$5,761	$42,270	$(55,390)

Basic net income (loss) per share:
As reported	$0.35	$0.60	$0.19
Pro forma	$0.04	$0.34	$(0.46)
Diluted net income (loss) per share:
As reported	$0.34	$0.55	$0.18
Pro forma	$0.04	$0.31	$(0.46)
      The weighted average fair value of stock options granted under all plans during 2004, 2003, and 2002 was $8.17, $6.15, and $3.41 per share, respectively. We estimate the fair value of our stock options using the Black-Scholes option pricing model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123. The Black-Scholes option-pricing model includes assumptions regarding expected volatility, lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights:

	Stock Option Plan			Employee Stock Purchase Plan

	2004	2003	2002	2004	2003	2002

Average risk free interest rate	2.93%	2.16%	3.15%	2.12%	1.88%	2.23%
Average expected life of the options	3.5 years	3.8 years	3.6 years	1.4 years	2.0 years	0.5 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	71.9%	75.0%	75.0%	67.1%	73.7%	81.1%
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect its adoption to have a material effect on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the types of costs that should be expensed rather than capitalized as inventory. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition, but we do not expect the adoption of SFAS 151 to have a material effect.
      In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for identifying other-than-temporarily impaired investments. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the recognition and measurement provisions of EITF 03-01 until further notice. The disclosure requirements were effective for annual financial statements for fiscal years ending after June 15, 2004. We do not expect the adoption of the accounting provisions of EITF 03-01 to have a material effect on our results of operations and financial condition.

3.	COMMITMENTS AND CONTINGENCIES
Guarantees and Product Warranties
      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Changes in our product warranty liability for the year ended December 31, 2004 were as follows (in thousands):

Balance, December 31, 2003	$1,781
Liabilities accrued for warranties issued during the period	1,008
Warranty claims settled during the period	(710)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(581)

Balance, December 31, 2004	$1,498

      We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the year ended December 31, 2004 (in thousands):

Deferred support revenue at December 31, 2003	$35,115
New support arrangements	79,874
Recognition of support revenue	(58,755)

Ending balance at December 31, 2004	$56,234

      In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2004 or 2003 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.
Leases
      We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Most of our leases contain renewal options. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. Rent expense under operating leases was $5.4 million in 2004 and $5.3 million in 2003 and 2002. At December 31, 2004, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

Operating
Leases

2005	$4,736
2006	2,337
2007	2,138
2008	1,255
2009	576
Thereafter	705

Total lease payments	$11,747

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Commitments with Suppliers and Third-Party Manufacturers
      We use contract manufacturers to assemble and test our products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable at any time. As of December 31, 2004, we had approximately $40.0 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
Litigation
      On October 25, 2004, we entered into a settlement agreement and patent cross-license (the agreements) covering technologies that were at issue in litigation with Nortel. The agreements resolved the ongoing litigation in both Massachusetts and California. Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004 and, based on the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four-year cross-license with Nortel.
      Another long-standing litigation matter was resolved on February 10, 2005, when the Ninth Circuit Court of Appeals (Court of Appeals) dismissed the plaintiff’s appeal In re Foundry Networks, Inc. Securities Litigation. The dismissal was in response to plaintiff’s motion to dismiss their appeal of the District Court judgment in favor of us. This litigation began in December 2000, when several similar stockholder class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, following our announcement of our anticipated financial results for the fourth quarter ended December 31, 2000. The District Court had dismissed the case with prejudice and entered judgment in our favor, after which the plaintiffs filed a Notice of Appeal with the Court of Appeals. Oral argument before the Court of Appeals was scheduled for February 17, 2005. However, on February 9, 2005, plaintiffs filed their unopposed motion of dismissal of their appeal, making the District Court’s judgment final. No settlement was paid in the action. We believe the dismissal validates our position that the lawsuit was without merit.
      A class action lawsuit was filed on November 27, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (Foundry Defendants), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (IPO) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.
      In May 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents, and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors. On February 6, 2004, the District Court severed the two cases. Fact discovery is now closed. A Markman claim construction hearing was held on January 14, 2005, and the parties are awaiting the Court’s claim construction. On February 28, 2005, the parties filed summary judgment motions. Trial in the matter is expected to begin in November 2005. The severed trial, to which we are not a party, is scheduled to begin April 26, 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.
      On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of U.S. patent #5649131. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery has begun and is scheduled to close on June 17, 2005. A Markman claims construction hearing is scheduled for March 24, 2005. Trial is scheduled to begin August 1, 2005.
      From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31 2004, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INCOME TAXES
      We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 provides for an asset and liability approach to accounting for income taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax credit carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Components of our deferred tax assets were as follows at December 31 (in thousands):

	December 31,

	2004	2003

Deferred Tax Assets:
Accrued payroll and related expenses	$3,580	$2,135
Inventory valuation reserve	13,844	12,090
Accrued warranty	597	715
Allowance for doubtful accounts	1,243	1,665
Write-down of minority interest	997	2,120
Depreciation	1,229	1,491
Research and development credits	18,482	11,635
Deferred support revenue	2,255	—
Litigation settlement tax liability	(1,795)	—
Other temporary differences	2,843	2,460

Total deferred tax assets	43,275	34,311
Valuation allowance	(997)	(1,003)

Net deferred tax assets	$42,278	$33,308

      We believe that we will likely generate sufficient taxable income in future periods to realize the tax benefits arising from our existing deferred tax assets. As of December 31, 2004, we had a Federal research and development tax credit carryforward of $10.3 million, a portion of which will expire beginning in 2021. We also had state tax credit carryforwards of $8.2 million, of which $7.7 million can be carried forward indefinitely and $0.5 million will expire beginning in 2009.
      Our provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Current:
Federal	$24,432	$40,934	$7,801
Foreign	165	464	189
State	3,496	5,493	560

Total	28,093	46,891	8,550

Deferred:
Federal	(2,600)	(2,830)	1,201
State	(227)	(1,918)	(92)

Total	(2,827)	(4,748)	1,109

Total provision	$25,266	$42,143	$9,659

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our provision for income taxes and effective tax rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2004		2003		2002

Provision at U.S. statutory rate of 35%	$25,632	35.0%	$41,029	35.0%	$11,269	35.0%
State income taxes, net of federal benefit	3,587	4.9%	6,044	5.2%	1,657	5.1%
Federal and state research and development credits	(2,248)	(3.1)%	(2,118)	(1.8)%	(1,895)	(5.9)%
Nondeductible deferred stock compensation	—	—	92	0.0%	424	1.3%
Export sales incentive	(1,413)	(1.9)%	(1,884)	(1.6)%	(620)	(1.9)%
Tax-exempt interest	(1,185)	(1.6)%	(616)	(0.5)%	(1,126)	(3.5)%
Valuation allowance	—	—	1,003	0.9%	—	—
Other	893	1.2%	(1,407)	(1.2)%	(50)	(0.1)%

Total	$25,266	34.5%	$42,143	36.0%	$9,659	30.0%

      Our income taxes payable have been reduced by the tax benefits associated with certain dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $29.2 million, $46.5 million, and $4.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

5.	STOCKHOLDERS’ EQUITY
Preferred Stock
      We are authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Preferred stock may be issued from time to time in one or more series. Our board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. No shares of preferred stock were outstanding as of December 31, 2004 and 2003.
Stock Option Exchange Program
      On August 21, 2002, we filed a Tender Offer Statement with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers and directors were not eligible to participate in this program. Under the exchange program, employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant on or about March 21, 2003 equal to one-half the number of tendered options. However, participants who elected to exchange options were also required to exchange other options granted to them in the previous six months. On September 20, 2002, we accepted for exchange options to purchase 5,744,500 shares of our common stock. The cancelled options were exchanged for 2,757,100 replacement stock options on March 24, 2003 at an exercise price of $7.76 per share, which was the fair value of the shares on that date. In order to receive a replacement stock option grant, an employee was required to remain employed with us or one of our subsidiaries until March 24, 2003. The replacement options vest over a three-year period. The stock option exchange program did not result in stock compensation expense or variable accounting for replacement awards.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock
      We had 137,225,812 and 131,622,730 shares of common stock issued and outstanding at December 31, 2004 and 2003, respectively.
      The following shares of common stock have been reserved for future issuance as of December 31, 2004:

1996 Stock Plan	26,362,685
1999 Directors’ Stock Option Plan	3,280,000
1999 Employee Stock Purchase Plan	5,692,990
2000 Non-Executive Stock Option Plan	2,536,734

Total	37,872,409

1996 Stock Plan
      Under our 1996 Stock Plan (the Plan), the board of directors authorized the issuance of 73,235,683 shares of common stock to employees and consultants as of December 31, 2004, of which 26,362,685 shares are available for future issuance. Nonstatutory options granted under the Plan must be issued at a price equal to at least 85% of the fair market value of our common stock on the date of grant. Incentive stock options granted under the Plan must be issued at a price at least equal to the fair market value of our common stock on the date of grant. In 2004 and 2003, all option grants under the Plan were granted at a price equal to the fair market value of our common stock on the date of grant. Options under the Plan have a term of ten years and vest over a vesting schedule determined by the board of directors, generally two to five years. The number of shares available for issuance under the Plan will be increased on the first day of each fiscal year through 2006 by the lesser of (i) 5,000,000 shares; (ii) five percent (5%) of the shares outstanding on the last day of the immediately preceding fiscal year; or (iii) such lesser amount of shares as determined by the board of directors.
1999 Directors’ Stock Option Plan
      Under the 1999 Directors’ Stock Option Plan (Directors’ Plan), each non-employee director who becomes a director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election, and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted under this plan have a term of ten years. In June 2004, our five non-employee directors received annual grants totaling 300,000 stock options at an exercise price of $13.50 per share. As of December 31, 2004, 1,910,000 options were outstanding with a weighted-average exercise price of $35.75 per share.
2000 Non-Executive Stock Option Plan
      Under the 2000 Non-Executive Stock Option Plan (Non-Executive Plan), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. As of December 31, 2004, 2,427,548 shares were outstanding with a weighted average exercise price of $12.34 per share.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity under all stock option plans during the three years ended December 31, 2004:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price($)

Balance, December 31, 2001	25,460,623	30.44
Granted	12,496,950	6.24
Exercised	(1,472,887)	3.00
Cancelled	(9,273,434)	57.14

Balance, December 31, 2002	27,211,252	11.72
Granted	9,945,464	11.23
Exercised	(9,477,396)	6.92
Cancelled	(1,162,761)	18.55

Balance, December 31, 2003	26,516,559	12.96
Granted	11,358,800	15.30
Exercised	(4,483,154)	7.00
Cancelled	(3,353,693)	19.53

Balance, December 31, 2004	30,038,512	14.00

      As of December 31, 2004, an aggregate of 4,405,446 shares were available for future option grants to our employees.
      The following table presents information about stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding
				Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price $	Exercisable	Price $

$0.03–$6.14	4,791,398	6.23	4.92	4,051,232	4.82
$6.30–$7.76	5,203,294	7.74	7.34	2,731,351	7.33
$7.94–$9.71	5,051,440	8.92	8.96	894,639	8.10
$9.76–$13.16	4,608,372	7.68	11.24	2,502,692	11.23
$13.35–$18.06	4,332,078	8.83	15.13	1,221,248	15.44
$18.88–$23.89	4,524,530	8.89	21.80	486,856	21.04
$26.21–$108.13	1,527,400	5.99	63.75	1,415,063	66.67

Total	30,038,512	7.93	14.00	13,303,081	14.91

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth a comparison, as of December 31, 2004, of the number of stock options outstanding with exercise prices at or below the closing price of our common stock on December 31, 2004 (In-the-Money options) to those with exercise prices greater than the closing price of our common stock on such date (Out-of-the-Money options). The closing price of our common stock was $13.16 on December 31, 2004.

				Percentage of Total
				Options
	Exercisable	Unexercisable	Total	Outstanding

In-the-Money	10,179,914	9,474,590	19,654,504	65%
Out-of-the-Money	3,123,167	7,260,841	10,384,008	35%

Total Options Outstanding	13,303,081	16,735,431	30,038,512	100%

1999 Employee Stock Purchase Plan
      Under the 1999 Employee Stock Purchase Plan (the Purchase Plan), a total of 5,692,990 shares of common stock were reserved for issuance as of December 31, 2004. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.
      The Purchase Plan allows eligible employees to purchase common stock through payroll deductions, which cannot exceed 20% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. During the two purchase periods in 2004, a total of 1,119,928 shares were issued under the Purchase Plan at an average price of $6.52 per share.
Deferred Stock Compensation
      In connection with grants of stock options to employees and a director, we recorded deferred stock compensation in the aggregate amount of $17.6 million in 1999 and 2000, representing the difference between the exercise price of the option and the deemed fair market value of our common stock on the date these stock options were granted. We recorded no additional deferred stock compensation after 2000. Deferred stock compensation was reflected within stockholders’ equity and was amortized to expense over the respective vesting periods of the options. We had no remaining deferred stock compensation to amortize in 2004. We recorded amortization expense of approximately $231,000 and $1.1 million in 2003 and 2002, respectively. Amortization expense relates to options granted to employees in all operating expense categories, but has not been separately allocated to these categories.

6.	401(k) PLAN
      We provide a tax-qualified employee savings and retirement plan that entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, U.S.-based employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which was $13,000 in calendar year 2004. Employees age 50 or over may elect to contribute an additional $1,000. The 401(k) Plan provides for discretionary contributions as determined by our board of directors each year. In January 2003, the board of directors approved a matching contribution program whereby we match dollar for dollar contributions made by each employee up to $1,250 per year for each employee. Our matching contributions to the 401(k) Plan totaled $517,000 and $474,000 in 2004 and 2003, respectively.

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FOUNDRY NETWORKS, INC.
Quarterly Summary (Unaudited)
      The following tables set forth our consolidated statement of operations data for each of the eight quarters ended December 31, 2004, including such amounts expressed as a percentage of net revenues. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share amounts)
Statement of Operations Data (unaudited):
Net revenues:
Product	$81,013	$83,444	$89,450	$97,418	$89,300	$83,489	$87,450	$88,780
Service	10,125	12,268	12,233	13,677	14,716	14,338	15,061	15,970

Total net revenues	91,138	95,712	101,683	111,095	104,016	97,827	102,511	104,750

Cost of revenues:
Product	35,442	32,428	31,754	33,488	31,994	30,442	33,194	33,559
Service	2,061	2,196	1,688	1,801	3,126	3,566	3,785	3,757

Total cost of revenues	37,503	34,624	33,442	35,289	35,120	34,008	36,979	37,316

Gross margin	53,635	61,088	68,241	75,806	68,896	63,819	65,532	67,434

Operating expenses:
Research and development	9,921	10,045	10,432	10,075	10,012	10,003	11,686	12,204
Sales and marketing	19,981	23,415	21,428	23,615	23,168	25,094	23,228	27,124
General and administrative	3,999	2,948	4,852	5,771	5,425	6,268	10,204	7,707
Litigation settlement	—	—	—	—	—	—	30,193	—
Amortization of deferred stock compensation	122	72	21	16	—	—	—	—

Total operating expenses	34,023	36,480	36,733	39,477	38,605	41,365	75,311	47,035

Income (loss) from operations	19,612	24,608	31,508	36,329	30,291	22,454	(9,779)	20,399
Interest income	1,065	1,229	1,475	1,399	1,807	1,720	2,568	3,773

Income (loss) before provision for income taxes	20,677	25,837	32,983	37,728	32,098	24,174	(7,211)	24,172
Provision (benefit) for income taxes	7,237	9,043	12,204	13,659	12,197	9,186	(3,593)	7,476

Net income (loss)	$13,440	$16,794	$20,779	$24,069	$19,901	$14,988	$(3,618)	$16,696

Basic net income (loss) per share	$0.11	$0.14	$0.16	$0.18	$0.15	$0.11	$(0.03)	$0.12

Diluted net income (loss) per share	$0.11	$0.13	$0.15	$0.17	$0.14	$0.11	$(0.03)	$0.12

FOUNDRY NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share amounts)
Percentage of Revenue (unaudited):
Net revenues
Product	88.9%	87.2%	88.0%	87.7%	85.9%	85.3%	85.3%	84.8%
Service	11.1	12.8	12.0	12.3	14.1	14.7	14.7	15.2

Total net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	38.9	33.9	31.2	30.2	30.8	31.1	32.4	32.0
Service	2.3	2.3	1.7	1.6	3.0	3.7	3.7	3.6

Total cost of revenues	41.2	36.2	32.9	31.8	33.8	34.8	36.1	35.6

Gross margin	58.8	63.8	67.1	68.2	66.2	65.2	63.9	64.4

Operating expenses:
Research and development	10.9	10.5	10.2	9.0	9.6	10.2	11.4	11.6
Sales and marketing	21.9	24.4	21.1	21.3	22.3	25.6	22.6	25.9
General and administrative	4.4	3.1	4.8	5.2	5.2	6.4	10.0	7.4
Litigation settlement	—	—	—	—	—	—	29.4	—
Amortization of deferred stock compensation	0.1	0.1	—	—	—	—	—	—

Total operating expenses	37.3	38.1	36.1	35.5	37.1	42.2	73.4	44.9

Income (loss) from operations	21.5	25.7	31.0	32.7	29.1	23.0	(9.5)	19.5
Interest income	1.1	1.3	1.4	1.3	1.7	1.7	2.5	3.6

Income (loss) before provision for income taxes	22.6	27.0	32.4	34.0	30.8	24.7	(7.0)	23.1
Provision (benefit) for income taxes	7.9	9.4	12.0	12.3	11.7	9.4	(3.5)	7.2

Net income (loss)	14.7%	17.6%	20.4%	21.7%	19.1%	15.3%	(3.5)%	15.9%

FOUNDRY NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period

	(In thousands of dollars)
Year ended December 31, 2002:
Allowance for doubtful accounts	$6,648	$344	$1,159	$5,833
Allowance for sales returns	1,501	1,527	1,444	1,584
Year ended December 31, 2003:
Allowance for doubtful accounts	5,833	(862)	820	4,151
Allowance for sales returns	1,584	3,709	3,273	2,020
Year ended December 31, 2004:
Allowance for doubtful accounts	4,151	—	1,034	3,117
Allowance for sales returns	2,020	2,080	2,473	1,627

(1)	Deductions for allowance for doubtful accounts refer to write-offs and deductions for allowance for sales returns refer to actual returns.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Based on an evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Management’s report on the Company’s internal control over financial reporting and the related report of our independent public accounting firm are included in this Form 10-K on pages 37 and 38.
      There were no significant changes to our internal controls during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain information concerning our directors and executive officers required by this Item is incorporated by reference from the information contained under the caption “Executive Officers and Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.
      Certain information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics is incorporated by reference from information contained in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      Incorporated by reference from the information under the captions “Proposal No. 1 — Election of Directors,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values,” “Change of Control Agreements with Named Executive Officers,” “Compensation Committee Report on Executive Compensation,” and “Transactions with Management,” and “Performance Graph” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Incorporated by reference from the information under the captions “Record Date; Voting Securities,” “Common Stock Ownership of Certain Beneficial Owners and Management,” “Change of Control Agreements with Named Executive Officers” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference from the information under the caption “Transactions with Management” in the Proxy Statement.

Item 14.	Principal Auditor Fees and Services
      Incorporated by reference from the information under the caption “Principal Auditor Fees and Services” in the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules
      See “Item 8. Financial Statements and Supplementary Data — Schedule II-Valuation and Qualifying Accounts.” Other schedules are omitted either because they are not applicable or because the information is included in the Financial Statements or the Notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement.(2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division.(4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd.(4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002.(6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

Number	Description

32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Report on Form 8-K filed on July 3, 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc.
(Registrant)

By:	/s/ Timothy D. Heffner

Timothy D. Heffner
Vice President, Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 11, 2005
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

Signature	Title	Date

/s/ Bobby R. Johnson, Jr. (Bobby R. Johnson, Jr.)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2005

/s/ Timothy D. Heffner (Timothy D. Heffner)	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ Andrew K. Ludwick (Andrew K. Ludwick)	Director	March 11, 2005

/s/ Alfred J. Amoroso (Alfred J. Amoroso)	Director	March 11, 2005

/s/ C. Nicholas Keating (C. Nicholas Keating)	Director	March 11, 2005

/s/ J. Steven Young (J. Steven Young)	Director	March 11, 2005

/s/ Alan L. Earhart (Alan L. Earhart)	Director	March 11, 2005

INDEX TO EXHIBITS

Number	Description

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson , deceased, and Jeffrey Prince
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)