Form 10-Q
period 2005-03-31
FOUNDRY NETWORKS INC
filed 2005-05-10
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

As of May 6, 2005, there were 138,592,646 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$129,551	$112,274
Short-term investments	354,840	331,202
Accounts receivable, net of allowances for doubtful accounts of $3,559 and $3,117 and sales returns of $1,700 and $1,627 at March 31, 2005 and December 31, 2004, respectively	66,262	91,502
Inventories	40,986	38,743
Deferred tax assets	25,742	25,799
Prepaid expenses and other assets	7,295	6,865

Total current assets	624,676	606,385

Property and equipment, net	8,229	8,852
Investments	172,135	173,965
Deferred tax assets	16,479	16,479
Other assets	5,375	5,511

Total assets	$826,894	$811,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,166	$18,238
Accrued payroll and related expenses	13,651	21,682
Income taxes payable	7,903	—
Other accrued expenses	8,201	8,700
Deferred support revenue	36,620	38,621

Total current liabilities	83,541	87,241

Deferred support revenue	17,438	17,613

Total liabilities	100,979	104,854

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share:
Authorized — 5,000 shares at March 31, 2005 and December 31, 2004; None issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value per share:
Authorized — 300,000 shares at March 31, 2005 and December 31, 2004:
Issued and outstanding — 138,436 and 137,226 shares at March 31, 2005 and December 31, 2004, respectively	14	14
Additional paid-in capital	477,192	467,682
Accumulated other comprehensive loss	(321)	(451)
Retained earnings	249,030	239,093

Total stockholders’ equity	725,915	706,338

Total liabilities and stockholders’ equity	$826,894	$811,192

(1)	Derived from December 31, 2004 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share amounts)
Net revenues:
Product	$68,432	$89,300
Service	16,204	14,716

Total net revenues	84,636	104,016

Cost of revenues:
Product	28,622	31,994
Service	3,313	3,126

Total cost of revenues	31,935	35,120

Gross profit	52,701	68,896

Operating expenses:
Research and development	12,427	10,012
Sales and marketing	24,582	23,168
General and administrative	5,163	5,425

Total operating expenses	42,172	38,605

Income from operations	10,529	30,291
Interest and other income, net	3,873	1,807

Income before provision for income taxes	14,402	32,098
Provision for income taxes	4,465	12,197

Net income	$9,937	$19,901

Basic net income per share	$0.07	$0.15

Weighted average shares used in computing basic net income per share	137,908	133,311

Diluted net income per share	$0.07	$0.14

Weighted average shares used in computing diluted net income per share	141,758	143,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,937	$19,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,948	1,501
Inventory provisions	5,404	4,626
Deferred tax assets	57	(1,671)
Tax benefit from stock option exercises	1,081	17,296
Changes in operating assets and liabilities:
Accounts receivable	25,240	3,719
Inventories	(7,647)	(18,142)
Prepaid expenses and other assets	(294)	(963)
Accounts payable	(1,072)	8,297
Accrued payroll and related expenses	(8,031)	(4,430)
Income taxes payable	7,903	(62)
Other accrued expenses	(499)	461
Deferred support revenue	(2,176)	6,298

Net cash provided by operating activities	31,851	36,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	59,019	157,709
Purchases of short-term and long-term investments	(80,827)	(179,169)
Purchases of property and equipment, net	(1,325)	(4,360)

Net cash used in investing activities	(23,133)	(25,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	8,429	22,432

Net cash provided by financing activities	8,429	22,432

INCREASE IN CASH AND CASH EQUIVALENTS	17,147	33,443
Effect of exchange rate changes on cash	130	30
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,274	161,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,551	$195,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash refund from income taxes, net	$4,919	$3,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended March 31, 2005 and 2004 is unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005.

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

     Reclassifications

     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the March 31, 2005 presentation.

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

     We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

     Under the Investment Company Act of 1940 (the 1940 Act), a company meeting the definition of an “investment company” is subject to various legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. From time to time, we have invested in municipal bonds. At times, the total value of the investment securities we hold may, and recently has, exceeded 40 percent of total assets. However, we are, and intend to remain, an operating company not in the business of investing, reinvesting, owning, holding or trading in securities. Our efforts are focused almost exclusively on networking equipment products and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company.

     Cash equivalents and investments consist of the following (in thousands):

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$92,751	$—	$—	$92,751
Municipal bonds	290,248	5	(233)	290,020
Corporate bonds	8,229	—	(119)	8,110
Government-sponsored enterprise securities	238,495	—	(2,638)	235,857

	$629,723	$5	$(2,990)	$626,738

Cash equivalents	$102,748	$3	$—	$102,751
Short-term investments	354,840	2	(1,217)	353,625
Long-term investments	172,135	—	(1,773)	170,362

	$629,723	$5	$(2,990)	$626,738

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$72,203	$—	$—	$72,203
Municipal bonds	288,232	5	(157)	288,080
Corporate bonds	11,941	—	(58)	11,883
Government-sponsored enterprise securities	204,994	2	(1,443)	203,553

	$577,370	$7	$(1,658)	$575,719

Cash equivalents	$72,203	$—	$—	$72,203
Short-term investments	331,202	3	(588)	330,617
Long-term investments	173,965	4	(1,070)	172,899

	$577,370	$7	$(1,658)	$575,719

     Municipal and corporate bonds. Unrealized losses as of March 31, 2005 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

     Government-sponsored enterprise securities (GSEs). Unrealized losses as of March 31, 2005 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2005.

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Purchased parts	$10,624	$11,713
Work-in-process	20,122	19,795
Finished goods	10,240	7,235

	$40,986	$38,743

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products and our expected service requirements, as estimated by management. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. Net inventory provisions of $5.4 million and $4.6 million were recorded for the three months ended March 31, 2005 and 2004, respectively.

     Concentrations

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of March 31, 2005 and December 31, 2004, ten customers accounted for approximately 35% and 41%, respectively, of our net outstanding trade receivables.

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

     Product. Product revenue is generally recognized upon transfer of title, which is generally upon shipment. If an acceptance period or other contingency exists, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues.

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

     Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Support contracts generally range from one to five years.

     Revenue from training and installation services is recognized when services have been performed, and represented less than 1% of total revenues for all periods presented.

Segment and Geographic Information

     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenues by geographic region and configuration type. We do not assess the performance of our geographic regions on other measures of income or expense, such as gross margin or net income. In addition, our assets are primarily located in our corporate office in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Our foreign offices conduct sales, marketing and support activities. Because some of our customers, such as the U.S. Federal government and multinational companies, span various geographic locations, we determine revenues by geographic region based on the billing location of the customer.

     Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended March 31,
	2005	2004
Americas	64%	63%
EMEA	17%	21%
Japan	13%	9%
Asia Pacific	6%	7%

     Sales to the U.S. federal government accounted for approximately 17% and 32% of our total revenues in the three months ended March 31, 2005 and 2004, respectively.

     Net product revenue from customers representing 10% or more of net product revenue for the respective periods was as follows:

	Three Months Ended March 31,
	2005	2004
Customer A	11%	< 10%
Customer B	< 10%	13%

Computation of Per Share Amounts

     Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 13.6 million and 1.1 million anti-dilutive common stock equivalents for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income	$9,937	$19,901

Basic:
Weighted average shares outstanding	137,908	133,311

Basic EPS	$0.07	$0.15

Diluted:
Weighted average shares outstanding	137,908	133,311
Add: Weighted average dilutive potential shares	3,850	10,535

Weighted average shares used in computing diluted EPS	141,758	143,846

Diluted EPS	$0.07	$0.14

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

     We currently grant stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to our employees and directors. Stock options generally vest ratably over two to five years from the date of grant and have a term of five to ten years. We also have an employee stock purchase plan that allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions that may not exceed 20% of an employee’s compensation.

     The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$9,937	$19,901
Deduct: Total stock-based compensation expense determined using fair value method for all awards, net of related tax effect	(10,009)	(8,469)

Pro forma net income (loss)	$(72)	$11,432

Basic net income per share:
As reported	$0.07	$0.15
Pro forma	$0.00	$0.09

Diluted net income per share:
As reported	$0.07	$0.14
Pro forma	$0.00	$0.08

     We estimate the fair value of our stock options using the Black-Scholes option pricing model, which is the most commonly used model for purposes of disclosure pursuant to SFAS 123. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.

     The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights. Expected volatility assumptions were based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base the expected life assumption on historical experience as well as the terms and vesting periods of the options granted.

	Three Months
	Ended March 31,
	2005	2004
Stock Option Plan:
Average risk free interest rate	3.57%	2.62%
Average expected life of option	3.3 years	4.0 years
Dividend yield	0%	0%
Volatility of common stock	66%	75%

	Three Months
	Ended March 31,
	2005	2004
Employee Stock Purchase Plan:
Average risk free interest rate	2.37%	1.24%
Average expected life of option	1.3 years	1.4 years
Dividend yield	0%	0%
Volatility of common stock	65%	65%

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.

     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, we expect its adoption to have a material effect on our consolidated results of operations.

2. COMPREHENSIVE INCOME OR LOSS

     Comprehensive income or loss is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three months ended March 31, 2005 and 2004 were insignificant and consisted entirely of foreign currency translation adjustments.

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

     Changes in product warranty liability for the three months ended March 31, 2005 were as follows:

Balance, December 31, 2004	$1,498
Liabilities accrued for warranties issued during the period	188
Warranty claims settled during the period	(154)
Expirations and changes in estimates	(132)

Balance, March 31, 2005	$1,400

     We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenues from routine support service revenues, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the three months ended March 31, 2005:

Balance, December 31, 2004	$56,234
Additions to deferred support revenue	13,568
Recognition of support revenue	(15,744)

Balance, March 31, 2005	$54,058

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.

     Purchase Commitments with Suppliers and Third-Party Manufacturers

     We use contract manufacturers to assemble certain parts for our chassis products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable at any time. As of March 31, 2005, we had approximately $36.6 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.

     Lease Commitments

     We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The lease expires in 2010. We will continue to utilize the San Jose location for our manufacturing operations and our corporate administration, research and development, and sales and marketing functions will move to Santa Clara. Rent expense for the Santa Clara office space will initially be approximately $1.6 million per year, beginning April 1, 2005, with annual increases of approximately 5% in subsequent years. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations— Contractual Commitments” for a tabular disclosure of our lease commitments.

     Litigation

     We are a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the Court) on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants us and three of our officers (Foundry Defendants), including our Chief Executive Officer and Chief Financial Officer; and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (IPO) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

     On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the Court. In February 2005, the Court granted tentative approval to the terms of the proposed settlement. We re-evaluated the proposed settlement in light of the Court’s ruling and have accepted the proposed settlement. The settlement must still receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. There can be no assurance that the settlement will receive final approval. Litigation between the plaintiffs and underwriters is proceeding. Both plaintiffs and underwriters agreed to select a number of test cases from among the approximately 300 cases against the issuers. We have been notified that we were selected as one of the test cases. We expect we will receive requests for discovery in the test case.

     In May 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe several of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents (and one additional patent) against one of our competitors, Extreme Networks, Inc. On February 6, 2004, the District Court severed the two cases. Fact discovery is now closed. A Markman claim construction hearing was held on January 14, 2005. On April 15, 2005 the Court issued its order construing the claims. On February 28, 2005, the parties filed summary judgment motions. Trial in the matter is expected to begin in November 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.

     On February 13, 2004, we filed a lawsuit against Lucent in the United States District Court, Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery has begun and is scheduled to close on June 17, 2005. A Markman hearing was held on March 24, 2005, and the parties are awaiting the results of that hearing. Trial is scheduled to begin August 1, 2005.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2005, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

4. INCOME TAXES

     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective tax rate for the three months ended March 31, 2005 and 2004 was 31% and 38%, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate of 31% in the first quarter of 2005 was due to the effect of lower estimated pre-tax income in 2005 and significantly higher estimated tax-exempt interest income for 2005.

     Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $1.1 million and $17.3 million for the three months ended March 31, 2005 and 2004, respectively.

     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $42.2 million at March 31, 2005.

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

     Critical Accounting Policies and Use of Estimates

     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Net revenue information is as follows (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	% Change
Net revenues:
Product	$68,432	81%	$89,300	86%	(23.4%)
Service	16,204	19%	14,716	14%	10.1%

Total net revenues	$84,636	100%	$104,016	100%	(18.6%)

Chassis	$54,167	64%	$83,213	80%	(34.9%)
Stackable	30,469	36%	20,803	20%	46.5%

Total net revenues	$84,636	100%	$104,016	100%	(18.6%)

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Because some of our customers, such as the U.S. Federal government and multinational companies, span various geographic locations, we determine revenues by geographic region based on the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended March 31,
	2005	2004
Americas	64%	63%
EMEA	17%	21%
Japan	13%	9%
Asia Pacific	6%	7%

     Net product revenues decreased 23% in the first quarter of 2005, as compared to the first quarter of 2004, primarily due to a significant decline in sales to the U.S. Federal government, decreased demand in Europe, and a shift in sales mix to lower-priced stackable products. Sales to the U.S. Federal government accounted for approximately 17% of total revenues in the first quarter of 2005, down from 32% in the first quarter of 2004, as a result of reduced Federal funding for IT projects. Product sales in the EMEA region decreased 37% in the first quarter of 2005, as compared to the first quarter of 2004, primarily due to weaker than expected sales in France and the United Kingdom. This substantial decline was primarily due to the completion of several large customer network deployments in the first quarter of 2004. The decrease in sales in the EMEA region was partially offset by stronger sales to Japan. Product sales to Japan increased 16% in the first quarter of 2005. Our product sales volume, as measured in units sold, in the first quarter of 2005 declined approximately 10% from the first quarter last year and our average selling prices continued to decline in the first quarter of 2005 due to sluggish capital spending and a heightened competitive pricing environment dominated by Cisco Systems, Inc. Although recent macro-economic indicators appear to demonstrate signs of an economic recovery, many of our customers continue to closely monitor and limit expenditures on information technologies.

     Service revenues consist primarily of revenue from customer support contracts. Service revenues increased 10% due to a larger installed base of our networking equipment. Our customer base grew from 6,500 customers at the end of 2003 to 7,800 customers at the end of 2004.

     Net product revenue from customers representing 10% or more of net product revenue was as follows:

	Three Months Ended March 31,
	2005	2004
Customer A	11%	< 10%
Customer B	< 10%	13%

Gross Margins

     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
		Gross		Gross
	$	Margin %	$	Margin %
Gross margins:
Product	$39,810	58%	$57,306	64%
Service	12,891	80%	11,590	79%

Total gross margins	$52,701	62%	$68,896	66%

     Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. The decrease in product gross margins as a percentage of net product revenue in the first quarter of 2005 was due to lower average selling prices caused by a more competitive pricing environment, a shift in product mix to lower margin stackable products, and, to a lesser extent, higher inventory provisions. During the first quarter of 2005, our product mix shifted from higher-margin chassis products to lower-margin stackable products due to the introduction of several new families of Layer 2/3, Layer 4-7, and access router stackable products in the latter half of 2004. Sales of our stackable products represented 36% of total revenues for the first quarter of 2005, versus 20% for the first quarter of 2004. Net inventory provisions increased $1.0 million in the first quarter of 2005, compared to the first quarter of 2004.

     Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include materials, labor, and overhead. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

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

Operating Expenses

     The following table presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	% Change
Research and Development	$12,427	15%	$10,012	10%	24.1%
Sales and Marketing	24,582	29%	23,168	22%	6.1%
General and Administrative	5,163	6%	5,425	5%	(4.8%)

     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, costs incurred for the development of our ASICs, software development and testing costs, and depreciation of equipment used in research and development activities. The increase of $2.4 million in the first quarter of 2005 was primarily due to increased payroll costs associated with a 19% increase in headcount from 163 engineers in the first quarter of 2004 to 194 engineers in 2005 and, to a lesser extent, increases in prototype expenses and depreciation on test equipment. We believe that investments in research and development, including the recruiting and hiring of engineers, are critical to our ability to remain competitive in the marketplace.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. The increase of $1.4 million in the first quarter of 2005 was primarily due to increased payroll costs associated with a 7% increase in our sales personnel from 245 sales representatives and systems engineers in the first quarter of 2004 to 261 in the first quarter of 2005.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. The slight decrease in absolute dollars in the first quarter of 2005 was due to lower legal fees, as compared to the first quarter of 2004.

     Interest and other income, net

     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $3.9 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $95.9 million, or 17%, from March 31, 2004 to March 31, 2005.

     Income Taxes

     Our effective income tax rates for the three months ended March 31, 2005 and 2004 were 31% and 38%, respectively. The lower effective tax rate of 31% in the first quarter of 2005 was due to the effect of lower estimated pre-tax income in 2005 and significantly higher tax-exempt interest income in 2005.

     Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $1.1 million and $17.3 million for the three months ended March 31, 2005 and 2004, respectively.

     Liquidity and Capital Resources

     At March 31, 2005, we had cash and investments of $656.5 million, an increase of $39.1 million from $617.4 million at December 31, 2004. In the first quarter of 2005, we generated $31.9 million of cash from operations, which principally reflects net income of $9.9 million and a $25.2 million decrease in accounts receivable associated with lower sales in the first quarter of 2005 and the collection of annual support renewals that were billed in

December 2004. The remaining increase in cash and investments can be attributed primarily to $8.4 million of proceeds from issuances of common stock.

     Net inventories increased $2.2 million during the first quarter of 2005. In the fourth quarter of 2004 and early 2005, we increased our inventory levels in anticipation of higher sales volume in 2005. However, product revenues in the first quarter of 2005 were significantly lower than anticipated. As a result, annualized inventory turnover decreased from approximately 3.5 for the three months ended December 31, 2004 to 2.8 for the three months ended March 31, 2005.

     Accounts receivable, net of allowances, decreased $25.2 million from the end of 2004 to $66.3 million as of March 31, 2005. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenues for the most recent quarter ended and net accounts receivable as of the balance sheet date, decreased to 71 days as of March 31, 2005 from 79 days as of December 31, 2004. The decrease in DSO was primarily due to a significant concentration of annual support contracts that were renewed during the fourth quarter of 2004, with little or no revenue contribution in 2004.

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

     Off-Balance Sheet Arrangements and Contractual Obligations

     Other than operating leases of facilities, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our consolidated financial condition, results of operations, liquidity, or capital resources.

     Contractual Commitments

     The following table summarizes our contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	More
	Total	1 Year	Years	Than 3 Years
Operating leases- facilities	$17,453	$4,264	$9,941	$3,248
Inventory purchase commitments	36,639	36,639	—	—

Total contractual cash obligations	$54,092	$40,903	$9,941	$3,248

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that subject us to penalties if we cancel the agreements. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons. Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for our office space in various locations around the world that expire at various dates through 2011. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The lease expires in 2010. We will continue to utilize the San Jose location for our manufacturing operations and our corporate administration, research and development, and sales and marketing functions will move to Santa Clara. Rent expense for the Santa Clara office space will initially be approximately $1.6 million per year, beginning April 1, 2005, with annual increases of approximately 5% in subsequent years.

     Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.

     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, we expect its adoption to have a material effect on our consolidated results of operations.

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

     Sales to our ten largest customers accounted for 39% and 42% of net product revenue for the three months ended March 31, 2005 and 2004, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

     Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Delays in generating or recognizing revenues could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We recently decided to discontinue providing guidance. In the future, we may begin to provide guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.

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

     The market for network solutions is intensely competitive. In particular, Cisco Systems, Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces margins and, therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.

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

     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 3, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

     In an effort to gain market share and support our customers, we may need to expand our direct sales operations and customer service staff to support new and existing customers. The timing and extent of any such expansion are uncertain. We currently outsource our technical support to a third-party provider in Australia to support our customers on that continent. In the future, we may utilize third-party contractors in other regions of the world as part of our expansion effort. Expansion of our direct sales operations, reseller channels, and customer service operations may not be successfully implemented and the cost of any expansion may exceed the revenues generated.

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

     Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency. See also Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a review of certain risks associated with foreign exchange rates.

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

     Our subassemblies for certain products are manufactured by contract manufacturers. We then perform final assembly and testing of these products. In addition, some Foundry-branded products are manufactured by third party OEMs. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain suppliers and third-party manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments. We do not have long-term contracts with these suppliers and third-party manufacturers.

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

Beginning January 1, 2006, we will be required to record compensation expense for stock options. As a result, our profitability will be reduced significantly.

     In December 2004, FASB issued an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, beginning on January 1, 2006 for calendar year companies. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. As noted above, our stock price has historically been volatile. Therefore, the adoption of this accounting standard will negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

     Our principal operations are susceptible to outages due to fire, floods, earthquakes, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices, OEMs, and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. For example, we procure critical components from countries such as

Japan and Taiwan, which periodically experience earthquakes and typhoons. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three-month period ended March 31, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Limitations on Effectiveness of Controls. Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting. The system contains monitoring mechanisms, and actions deemed appropriate by management are taken to address deficiencies. The Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of human error and the circumvention or overriding of controls — and therefore can only provide reasonable assurance that financial statements are free of material errors. Further, because of changes in conditions, the effectiveness of the system of internal controls may vary over time and no projections can be made to future periods.

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended March 31, 2005 that have materially affected our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 3, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

Number	Description
10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054.

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ TIMOTHY D. HEFFNER
Timothy D. Heffner
Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2005

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.* (1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.* (1)

10.3	1999 Employee Stock Purchase Plan.* (2)

10.4	1999 Directors’ Stock Option Plan.* (3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.* (1)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.* (5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.* (5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks, Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054.

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005.