Form 10-Q
period 2005-06-30
FOUNDRY NETWORKS INC
filed 2005-08-09
CIK 1090071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
As of August 3, 2005, there were 139,210,237 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$268,977	$112,274
Short-term investments	244,316	331,202
Accounts receivable, net of allowances for doubtful accounts of $3,544 and $3,117 and sales returns of $1,700 and $1,627 at June 30, 2005 and December 31, 2004, respectively	59,180	91,502
Inventories	37,091	38,743
Deferred tax assets	25,746	25,799
Prepaid expenses and other assets	6,156	6,865

Total current assets	641,466	606,385

Property and equipment, net	8,036	8,852
Investments	170,873	173,965
Deferred tax assets	16,479	16,479
Other assets	5,347	5,511

Total assets	$842,201	$811,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,245	$18,238
Accrued payroll and related expenses	18,261	21,682
Income taxes payable	7,742	—
Other accrued expenses	8,807	8,700
Deferred support revenue	33,484	38,621

Total current liabilities	86,539	87,241

Deferred support revenue	18,036	17,613

Total liabilities	104,575	104,854

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share:
Authorized — 5,000 shares at June 30, 2005 and December 31, 2004; None issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value per share:
Authorized — 300,000 shares at June 30, 2005 and December 31, 2004:
Issued and outstanding — 138,782 and 137,226 shares at June 30, 2005 and December 31, 2004, respectively	14	14
Additional paid-in capital	479,082	467,682
Accumulated other comprehensive loss	(53)	(451)
Retained earnings	258,583	239,093

Total stockholders’ equity	737,626	706,338

Total liabilities and stockholders’ equity	$842,201	$811,192

(1)	Derived from December 31, 2004 audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue:
Product	$80,748	$83,489	$149,180	$172,789
Service	15,840	14,338	32,044	29,054

Total net revenue	96,588	97,827	181,224	201,843

Cost of revenue:
Product	34,462	30,442	63,084	62,436
Service	3,335	3,566	6,648	6,692

Total cost of revenue	37,797	34,008	69,732	69,128

Gross profit	58,791	63,819	111,492	132,715

Operating expenses:
Research and development	14,241	10,003	26,668	20,015
Sales and marketing	28,338	25,094	52,920	48,262
General and administrative	5,321	6,268	10,484	11,693

Total operating expenses	47,900	41,365	90,072	79,970

Income from operations	10,891	22,454	21,420	52,745
Interest and other income, net	3,797	1,720	7,670	3,527

Income before provision for income taxes	14,688	24,174	29,090	56,272
Provision for income taxes	5,135	9,186	9,600	21,383

Net income	$9,553	$14,988	$19,490	$34,889

Basic net income per share	$0.07	$0.11	$0.14	$0.26
Weighted average shares used in computing basic net income per share	138,627	135,183	138,269	133,964

Diluted net income per share	$0.07	$0.11	$0.14	$0.24
Weighted average shares used in computing diluted net income per share	141,109	141,475	141,511	142,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,490	$34,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,482	3,490
Provision for doubtful accounts	454	—
Inventory provisions	9,067	7,844
Tax benefit from stock option exercises	1,241	19,860
Changes in operating assets and liabilities:
Accounts receivable	31,868	1,882
Inventories	(7,415)	(18,220)
Prepaid expenses and deferred taxes and other assets	326	(512)
Accounts payable	7	9,386
Accrued payroll and related expenses	(3,421)	(523)
Other accrued expenses	7,849	2,315
Deferred support revenue	(4,714)	6,111

Net cash provided by operating activities	59,234	66,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	258,935	223,971
Purchases of short-term and long-term investments	(168,957)	(322,151)
Purchases of property and equipment, net	(3,066)	(5,949)

Net cash provided by (used in) investing activities	86,912	(104,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note receivable	—	480
Proceeds from issuances of common stock	10,159	27,169

Net cash provided by financing activities	10,159	27,649

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,305	(9,958)
Effect of foreign exchange rate changes on cash	398	(146)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,274	161,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,977	$151,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$(202)	$(4,143)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and six months ended June 30, 2005 and 2004 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005.
     Principles of Consolidation and Foreign Currency Translation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Accordingly, assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the applicable period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income or loss within stockholders’ equity.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the June 30, 2005 presentation.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates, judgments and assumptions are used in the recognition of revenue, accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, deferred tax assets, contingencies and similar items. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are made.
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
     Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. All of our investments are classified as held-to-maturity and stated at amortized cost.
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
     Cash equivalents and investments consist of the following (in thousands):

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$82,199	$—	$—	$82,199
Municipal bonds	113,051	10	(162)	112,899
Corporate bonds	6,142	—	(81)	6,061
Government-sponsored enterprise securities	432,681	18	(1,955)	430,744

	$634,073	$28	$(2,198)	$631,903

Cash equivalents	$218,884	$1	$(20)	$218,865
Short-term investments	244,316	6	(1,484)	242,838
Long-term investments	170,873	21	(694)	170,200

	$634,073	$28	$(2,198)	$631,903

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$72,203	$—	$—	$72,203
Municipal bonds	288,232	5	(157)	288,080
Corporate bonds	11,941	—	(58)	11,883
Government-sponsored enterprise securities	204,994	2	(1,443)	203,553

	$577,370	$7	$(1,658)	$575,719

Cash equivalents	$72,203	$—	$—	$72,203
Short-term investments	331,202	3	(588)	330,617
Long-term investments	173,965	4	(1,070)	172,899

	$577,370	$7	$(1,658)	$575,719

     Municipal and corporate bonds. Unrealized losses as of June 30, 2005 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
     Government-sponsored enterprise securities (GSEs). Unrealized losses as of June 30, 2005 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2005.
Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Purchased parts	$10,059	$11,713
Work-in-process	14,572	19,795
Finished goods	12,460	7,235

	$37,091	$38,743

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products and our expected service requirements, as estimated by management. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. Net inventory provisions of $3.7 million and $3.2 million were recorded for the three months ended June 30, 2005 and 2004 and $9.1 million and $7.8 million for the six months ended June 30, 2005 and 2004, respectively.
     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed creditworthy in the judgment of management. As of June 30, 2005 and December 31, 2004, ten customers accounted for approximately 28% and 41%, respectively, of our net outstanding trade receivables.
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
     Revenue Recognition
     General. We generally sell our products through our direct sales force to domestic customers and resellers and through reseller channels to international customers. We generate the majority of our revenue from sales of chassis and stackable-based networking equipment, with the remainder of our revenue coming from customer support fees, training and installation services. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history with us.
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
     Product. Product revenue is generally recognized upon transfer of title, which is generally upon shipment. If an acceptance period or other contingency exists, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
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
     Services. Service revenue consists primarily of fees for customer support services and, to a lesser extent, training and installation services. Our suite of customer support programs provides customers access to technical assistance, unspecified software updates on a when-and-if available basis, hardware repair and replacement parts.
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
     Revenue from training and installation services is recognized when services have been performed, and represented less than 1% of total revenue for all periods presented.
Segment and Geographic Information
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2 and Layer 3 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenue by geographic region and configuration type. We do not assess the performance of our geographic regions on other measures of income or expense, such as gross margin or net income. In addition, our assets are primarily located in our corporate office in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Our foreign offices conduct sales, marketing and support activities. Because some of our customers, such as the U.S. Federal government and multinational companies, span various geographic locations, we determine revenue by geographic region based on the billing location of the customer.

     Net product revenue by region as a percentage of total net product revenue was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Americas	66%	68%	65%	65%
EMEA	18%	15%	18%	18%
Japan	8%	11%	10%	10%
Asia Pacific	8%	6%	7%	7%
     Sales to the U.S. Federal government accounted for approximately 15% and 28% of our total net revenue in the three months ended June 30, 2005 and 2004, respectively, and 16% and 29% in the six months ended June 30, 2005 and 2004, respectively.
     No single customer accounted for 10% or more of our product revenue for the three months ended June 30, 2005 and 2004 or the six months ended June 30, 2005. One customer, a U.S. federal government integrator, accounted for approximately 10% of our product revenue for the six months ended June 30, 2004.
Computation of Per Share Amounts
     Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined using the treasury stock method each period. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 18.9 million and 9.7 million anti-dilutive common stock equivalents for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, there were 15.9 million and 5.6 million anti-dilutive common stock equivalents, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$9,553	$14,988	$19,490	$34,889

Basic:
Weighted average shares outstanding	138,627	135,183	138,269	133,964

Basic EPS	$0.07	$0.11	$0.14	$0.26

Diluted:
Weighted average shares outstanding	138,627	135,183	138,269	133,964
Add: Weighted average dilutive potential shares	2,482	6,292	3,242	8,660

Weighted average shares used in computing diluted EPS	141,109	141,475	141,511	142,624

Diluted EPS	$0.07	$0.11	$0.14	$0.24

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income as reported	$9,553	$14,988	$19,490	$34,889
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(8,901)	(9,506)	(18,910)	(18,362)

Pro forma net income	$652	$5,482	$580	$16,527

Basic net income per share:
As reported	$0.07	$0.11	$0.14	$0.26
Pro forma	$0.00	$0.04	$0.00	$0.12

Diluted net income per share:
As reported	$0.07	$0.11	$0.14	$0.24
Pro forma	$0.00	$0.04	$0.00	$0.12

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
The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights. Expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base expected life assumptions on historical experience as well as the terms and vesting periods of the options granted.

	Three Months				Six Months
Stock Option Plan:	Ended June 30,				Ended June 30,
	2005		2004		2005		2004

Average risk free interest rate		3.62%		3.45%		3.61%		2.91%
Average expected life of option	2.6	years	3.7	years	2.8	years	3.9	years
Dividend yield		0%		0%		0%		0%
Volatility of common stock		60%		70%		62%		73%

	Three Months				Six Months
Employee Stock Purchase Plan:	Ended June 30,				Ended June 30,
	2005		2004		2005		2004

Average risk free interest rate		2.59%		2.67%		2.37%		1.96%
Average expected life of option	1.4	years	1.9	years	1.3	years	1.6	years
Dividend yield		0%		0%		0%		0%
Volatility of common stock		64%		70%		65%		67%
     Recent Accounting Pronouncements
     In June 2005, the FASB issued 143-1 (FSP 143-1), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires the commercial user to apply the provisions, of SFAS 143, Accounting for Conditional Asset Retirement Obligations and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are in the process of evaluating the effect of this guidance on our financial statements.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material effect on our results of operations or financial condition.
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, rather than an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period.

The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, we expect adoption of SFAS 123R to have a material effect on our consolidated results of operations.
2. COMPREHENSIVE INCOME OR LOSS
     Comprehensive income or loss is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three and six months ended June 30, 2005 and 2004 were insignificant and consisted entirely of foreign currency translation adjustments.
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
     We generally provide customers with a standard one-year hardware and 90-day software warranty. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the consolidated balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.
     Changes in product warranty liability for the six months ended June 30, 2005 were as follows (in thousands):

Balance, December 31, 2004	$1,498
Liabilities accrued for warranties issued during the period	405
Warranty claims settled during the period	(493)
Expirations and changes in estimates	141

Balance, June 30, 2005	$1,551

     We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenue from routine support service revenue, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the six months ended June 30, 2005 (in thousands):

Balance, December 31, 2004	$56,234
Additions to deferred support revenue	26,587
Recognition of support revenue	(31,301)

Balance, June 30, 2005	$51,520

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2005, we had approximately $33.7 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Lease Commitments
     We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. The future minimum lease payments under all our noncancelable operating leases as of June 30, 2005 was $18.4 million. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. In March 2005, we entered into a sublease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara sublease expires in 2010. We will continue to utilize the San Jose location for our manufacturing operations and our corporate administration, research and development, and sales and marketing functions will move to Santa Clara. Rent payments for the Santa Clara office space will initially be approximately $0.4 million for 2005 and $1.6 million per year thereafter, with annual increases of approximately 5%. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Contractual Commitments” for a tabular disclosure of our lease commitments.
     Litigation
     We are a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the court) on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of our officers (Foundry Defendants), including our Chief Executive Officer and Chief Financial Officer, and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (IPO) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     On February 19, 2003, the court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but 10 of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 individual defendants in the other cases. We have accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, plaintiffs will dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In February 2005, the court granted tentative approval to the terms of the proposed settlement. We re-evaluated the proposed settlement in light of the court’s ruling and have accepted the proposed settlement. The settlement must still receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. There can be no assurance that the settlement will receive final approval. Litigation between the plaintiffs and underwriters is proceeding. Plaintiffs and underwriters selected a number of test cases from among the approximately 300 cases that were consolidated. We have been notified that our matter was selected as one of the test cases. We expect we will receive requests for discovery in the test case.
     On May 27, 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents and one additional patent against one of our competitors, Extreme Networks, Inc. (Extreme). On February 6, 2004, the District Court severed the two cases. After some discovery, Lucent dropped its claims against Foundry concerning one of the four patents. Fact discovery is now closed. A Markman claim construction hearing was held on January 14, 2005. On April 15, 2005, the court issued its order construing the claims. On February 28, 2005, the parties filed summary judgment motions, which the court has under consideration. Lucent subsequently dismissed another of the patents asserted against us, leaving two patents in the case. There is no set date for the court to conduct hearings on the pending motions, nor is there a court-set trial date, although the parties have jointly stipulated to a trial in November 2005. We have analyzed the validity of Lucent’s claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.
     It may be that the trial date that the court ultimately sets in our case with Lucent will depend on further proceedings in Lucent’s case with Extreme, a portion of which already has been tried. In particular, on April 27, 2005, the court commenced a jury trial between Lucent and Extreme on the issue of whether Extreme infringed four Lucent patents, including the two patents remaining in the case between Lucent and Foundry. On May 9, 2005, the jury held that Extreme did not infringe three of the four patents, including the two patents remaining in the case between Lucent and us, and held that a fourth patent, not asserted against us, was infringed. However, the jury only awarded Lucent a small portion, totaling $274,990, of the damages Lucent had been seeking from Extreme on the one patent that was held to be infringed. Currently, the court is considering post-trial motions. It remains to be seen whether the court will sustain the jury verdict, and whether, and if so, when, the court will hold trial on Extreme’s assertions that the Lucent patents are invalid and unenforceable, and that Lucent is liable to Extreme under various state-law theories. As the court addresses these matters, the trial schedule and the issues to be tried in the Lucent-Foundry case may become more clear.
     On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an Answer and Counter Claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an Amended Answer and Counter Claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery in the case commenced, and the court set an August 1, 2005 trial date. The case proceeded to a Markman hearing, which was held on March 24, 2005. On May 24, 2005, the court issued an order setting forth the court’s claim construction. On the same day, the court issued an order that compelled Lucent to produce various technical documents that Lucent previously refused to produce to Foundry. While Lucent made a supplemental document production, various other discovery disputes arose that led both us and Lucent to file motions asking the court to compel the other party to produce further documents. As a result of these discovery motions, the court vacated the August 1, 2005 trial date and ordered a hearing on August 8 regarding the motions. The court also issued an order setting a trial date of February 1, 2006.

     On June 21, 2005, Enterasys Networks, Inc. (Enterasys) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. We have engaged outside counsel and are investigating the allegations. We expect to file a response to the complaint on or about August 22, 2005.
     On June 21, 2005, Alcatel USA Resources, Inc. and Alcatel Internetworking, Inc. (collectively “Alcatel”) filed a lawsuit against us in the United States District Court for the District of Delaware. Alcatel alleges that certain of our products infringe eight of its patents and is seeking injunctive relief, as well as unspecified damages. Alcatel also seeks a declaratory judgment that one of our patents (the same patent at issue in the Lucent case in Texas) is invalid and not infringed by Alcatel. We have engaged outside counsel, and are investigating the allegations. On July 27, 2005 Alcatel filed an amended complaint asserting an additional patent. We expect to file a response to the complaint on or about August 11, 2005.
     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2005, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
4. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three and six months ended June 30, 2005 were 35% and 33%, respectively, and 38% for the three and six months ended June 30, 2004. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate in 2005 from 2004 was primarily due to the effect of higher projected tax-exempt interest income and lower estimated pre-tax income in 2005. During the second quarter of 2005, we changed our estimate of our annual effective income tax rate to 33% from 31% in the prior quarter due to the effect of higher estimated pre-tax income. The effect of this change in estimate was a decrease in net income of $0.6 million for the three months ended June 30, 2005.
     Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $0.2 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, and $1.2 million and $19.9 million for the six months ended June 30, 2005 and 2004, respectively.
     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $42.2 million at June 30, 2005, although there can be no assurance that it will be able to do so.

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
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2005 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Results of Operations
     Net Revenue
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

     Net revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,
	2005		2004
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$80,748	84%	$83,489	85%	$(2,741)	(3.3%)
Service	15,840	16%	14,338	15%	1,502	10.5%

Total net revenue	$96,588	100%	$97,827	100%	$(1,239)	(1.3%)

Chassis	57,953	60%	74,349	76%	(16,396)	(22.1%)
Stackable	38,635	40%	23,478	24%	15,157	64.6%

Total net revenue	$96,588	100%	$97,827	100%	$(1,239)	(1.3%)

	Six Months Ended June 30,
	2005		2004
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$149,180	82%	$172,789	86%	$(23,609)	(13.7%)
Service	32,044	18%	29,054	14%	2,990	10.3%

Total net revenue	$181,224	100%	$201,843	100%	$(20,619)	(10.2%)

Chassis	112,359	62%	157,562	78%	(45,203)	(28.7%)
Stackable	68,865	38%	44,281	22%	24,584	55.5%

Total net revenue	$181,224	100%	$201,843	100%	$(20,619)	(10.2%)

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Because some of our customers, such as the U.S. Federal government and multinational companies, span various geographic locations, we determine revenue by geographic region based on the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Americas	66%	68%	65%	65%
EMEA	18%	15%	18%	18%
Japan	8%	11%	10%	10%
Asia Pacific	8%	6%	7%	7%
     Net product revenue for the second quarter of 2005 decreased $2.7 million, or 3%, from the second quarter in 2004, primarily due to decreased demand from the U.S. Federal government and customers in Japan. The decrease was partially offset by strong sales of our latest 10-Gig Ethernet and Power-over-Ethernet products to enterprise customers and service providers in the U.S. and Europe. Sales to the U.S. Federal government accounted for approximately 15% of total net revenue for the second quarter of 2005, down from 28% for the second quarter of 2004. We believe our sales to the U.S. Federal government experienced weakness due to reduced Federal funding for IT projects as a result of a realignment of spending priorities. Our product sales volume, as measured in units sold, increased 17% in the second quarter of 2005. However, our product sales mix shifted to lower-priced stackable products and our average selling prices continued to decrease as a result of increased competition from price-focused competitors.
     Net product revenue for the six months ended June 30, 2005 decreased $23.6 million, or 14%, from the same period in 2004, due to a weaker than expected capital spending environment in the first quarter of 2005, the continued decline in sales to the U.S. Federal government, lower average selling prices, and a shift in sales mix to lower-priced stackable products. Sales to the U.S. Federal government accounted for 16% of total revenue for the six months ended June 30, 2005, down from 29% for the same period in 2004. We continued to experience heightened pricing pressure from our competitors, and many of our customers are closely monitoring and limiting expenditures on information technologies. As a result, average selling prices decreased in 2005, but were partially offset by higher shipment volumes.
     Service revenue consists primarily of revenue from customer support contracts. Service revenue in the three and six months ended June 30, 2005 increased 10% over the same periods in 2004 due to service contract initiations and renewals from our growing installed base of our networking equipment. Our customer base grew from 6,500 customers at the end of 2003 to 7,800 customers at the end of 2004, and to 8,500 at June 30, 2005. Service revenue will experience some variability over time due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.
     No single customer accounted for 10% or more of our product revenue for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005. One customer, a U.S. Federal government integrator, accounted for approximately 10% of our product revenue for the six months ended June 30, 2004.
Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %

Gross margins:
Product	$46,286	57%	$53,047	64%	$86,096	58%	$110,353	64%
Service	12,505	79%	10,772	75%	25,396	79%	22,362	77%

Total gross margins	$58,791	61%	$63,819	65%	$111,492	62%	$132,715	66%

     Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. The decreases in product gross margins as a percentage of net product revenue in the three and six months ended June 30, 2005, compared to the same periods in 2004, were due to lower average selling prices caused by a heightened competitive pricing environment and a shift in product mix to lower margin stackable products. During 2005, our product mix shifted from higher-margin chassis products to lower-margin stackable products due to the introduction of several new families of Layer 2/3, Layer 4-7, and access router stackable products in the latter half of 2004. Sales of our stackable products represented 40% of total revenue for the second quarter of 2005, up from 24% for the second quarter of 2004, and 38% of total revenue for the six months ended June 30, 2005, compared to 22% for the same period in 2004.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts. These costs include materials, labor, and overhead. Service gross margins, as a percentage of service revenue, increased in the three and six months ended June 30, 2005 over the same periods in 2004 as a result of increased revenue from support contracts. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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

Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2005		2004
	$	% of	$	% of	%
		Revenue		Revenue	Change
Research and Development	$14,241	15%	$10,003	10%	42%
Sales and Marketing	28,338	29%	25,094	26%	13%
General and Administrative	5,321	6%	6,268	6%	(15%)

	Six Months Ended June 30,
	2005		2004
	$	% of	$	% of	%
		Revenue		Revenue	Change
Research and Development	$26,668	15%	$20,015	10%	33%
Sales and Marketing	52,920	29%	48,262	24%	10%
General and Administrative	10,484	6%	11,693	6%	(10%)
     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, costs incurred for the development of our ASICs, software development and testing costs, and depreciation of equipment used in research and development activities. The increases in research and development expenses in 2005 were primarily due to increases in prototype expenses related to the development of our next generation technology, the BigIron RX platform, and payroll expenses associated with an increase in headcount. Our engineering headcount increased from 174 engineers in the second quarter of 2004 to 193 in the second quarter of 2005. We believe that investments in research and development, including the recruiting and hiring of engineers, are critical to our ability to remain competitive in the marketplace.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. The increases in sales and marketing expenses in 2005 were primarily due to increases in headcount-related expenses and carrying costs associated with additional evaluation and demonstration inventory units in the field. Our sales and marketing personnel increased from 321 employees in the second quarter of 2004 to 354 in the second quarter of 2005.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. The decreases in general and administrative expenses in 2005 were primarily due to lower legal fees, relative to 2004.
     Interest and other income, net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $3.8 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively, and $7.7 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively. The increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $90.4 million, or 15%, from June 30, 2004 to June 30, 2005.

     Income Taxes
     Our effective income tax rates for the three and six months ended June 30, 2005 were 35% and 33%, respectively, and 38% for the three and six months ended June 30, 2004. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate in 2005 from 2004 was primarily due to the effect of higher projected tax-exempt interest income and lower estimated pre-tax income in 2005. During the second quarter of 2005, we changed our estimate of our annual effective income tax rate to 33% from 31% in the prior quarter due to the effect of higher estimated pre-tax income. The effect of this change in estimate was a decrease in net income of $0.6 million for the three months ended June 30, 2005.
     Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $1.2 million and $19.9 million for the six months ended June 30, 2005 and 2004, respectively.
     Liquidity and Capital Resources
     At June 30, 2005, we had total cash and investments of $684.2 million, an increase of $66.8 million from $617.4 million at December 31, 2004. In the six months ended June 30, 2005, we generated $59.2 million of cash from operations, which principally reflects net income of $19.5 million and a $32.3 million decrease in net accounts receivable as a result of improved shipment linearity in the second quarter of 2005 and the collection of annual support renewals that were billed in December 2004. The remaining increase in cash and investments can be attributed primarily to $10.2 million of proceeds from issuances of common stock.
     Accounts receivable, net of allowances, decreased $32.3 million from the end of 2004 to $59.2 million as of June 30, 2005. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, decreased to 55 days as of June 30, 2005 from 79 days as of December 31, 2004. The significant decrease in DSO was primarily due to a significant concentration of annual support contracts that were renewed during the fourth quarter of 2004, with little or no revenue contribution in 2004, and improved shipment linearity in the second quarter of 2005.
     Net inventories were $37.1 million and $38.7 million as of June 30, 2005 and December 31, 2004, respectively. Annualized inventory turnover was approximately 4.1 and 3.5 for the three months ended June 30, 2005 and December 31, 2004, respectively. We expect inventories to increase as we complete the transition to our next generation products in the third quarter of 2005.
     We believe our existing cash balances and anticipated funds from operations will satisfy our cash requirements for at least the next 12 months. Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, inventories and accounts receivable, and future demand for our products and related pricing. We may incur higher capital expenditures in the near future to expand our operations. Although we do not have any current plans or commitments to do so, we may from time to time consider the acquisition of products or businesses complementary to our business. Such acquisitions or investments may require additional capital.
     Off-Balance Sheet Arrangements and Contractual Obligations
     Other than operating leases of facilities, we do not maintain any off-balance sheet transactions, arrangements, or obligations that have or are reasonably likely to have a material effect on our consolidated financial condition, results of operations, liquidity, or capital resources.

     Contractual Commitments
     The following table summarizes our contractual obligations as of June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	More
	Total	1 Year	Years	Than 3 Years
Operating leases- facilities	$18,382	$5,515	$10,310	$2,557
Inventory purchase commitments	33,732	33,732	—	—

Total contractual cash obligations	$52,114	$39,247	$10,310	$2,557

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that are either non-cancelable or subject us to penalties if we cancel the agreements. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons. Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for our office space in various locations around the world that expire at various dates through 2011. In March 2005, we entered into a sublease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara sublease expires in 2010. We will continue to utilize the San Jose location for our manufacturing operations and our corporate administration, research and development, and sales and marketing functions will move to Santa Clara. Rent payments for the Santa Clara office space will initially be approximately $0.4 million for 2005 and $1.6 million per year thereafter, with annual increases of approximately 5%.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.
     Recent Accounting Pronouncements
     In June 2005, the FASB issued 143-1 (FSP 143-1), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires the commercial user to apply the provisions, of SFAS 143, Accounting for Conditional Asset Retirement Obligations and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are in the process of evaluating the effect of this guidance on our financial statements.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material effect on our results of operations or financial condition.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, rather than an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.

     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, we expect adoption of SFAS 123R to have a material effect on our consolidated results of operations.
Risk Factors That May Affect Future Results and the Market Price of Our Stock
Weak economic and market conditions or geopolitical turmoil may adversely affect our revenue, gross margins and expenses.
     Our quarterly revenue and operating results may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. There can be no assurance that we will be able to maintain or improve our financial results or that economic and market conditions will continue to improve and will not deteriorate.
Although our customer base has increased, we still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 30% and 42% of net product revenue for the six months ended June 30, 2005 and 2004, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

The United States government is a significant customer and has been one key to our financial success. However, government demand is unpredictable and there is no guarantee of future contract awards.
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing 16% of our total revenue for the six months ended June 30, 2005. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
Because our financial results are difficult to predict and may fluctuate significantly, we may not meet quarterly financial expectations, which could cause our stock price to decline.
     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our ability to increase revenues in the future is dependent on increased demand for our products and our ability to ship larger volumes of our products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products. Delays in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We continue our practice of not providing guidance. In the future, we may begin to provide guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.
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
     Our revenue for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear (back-end loaded) sales pattern during the period. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels, inventory planning and management. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.
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
Intense competition in the market for networking solutions could prevent us from maintaining or increasing revenue and sustaining profitability.
     The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which reduces margins and, therefore, the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.
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
     The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the networking industry claim extensive patent portfolios. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted exclusive patent, copyright and trademark rights to technologies and related standards that are important to us. Third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we have in the past and may in the future incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
     Some companies have attempted to realize revenue from their patent portfolios by using licensing programs. Some of these companies have contacted us regarding a license. We carefully review all license requests, but are unwilling to license technology not required for our product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by us to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm our business.
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
Our ability to increase our revenue depends on expanding our direct sales operations and reseller distribution channels and continuing to provide excellent customer support.
     If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase revenue could be harmed. Additionally, if our resellers and system integrators are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. Resellers and system integrators typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of resellers and service providers are also system integrators. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support. Additionally, if we do not manage distribution of our products and services effectively, or if our resellers’ financial conditions or operations weaken, our revenue and gross margins could be adversely affected.
     In an effort to gain market share and support our customers, we may need to expand our direct sales operations and customer service staff to support new and existing customers. The timing and extent of any such expansion are uncertain. We currently outsource our technical support to a third-party provider in Australia to support our customers on that continent. In the future, we may utilize third-party contractors in other regions of the world as part of our expansion effort. Expansion of our direct sales operations, reseller channels, and customer service operations may not be successfully implemented, and the cost of any expansion may exceed the revenue generated.
Our gross margins and average selling prices of our products have decreased and may continue to decrease as a result of competitive pressures and other factors.
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
     Our gross margins may be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provisions for excess and obsolete inventory. Additionally, our gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to an end user than on sales through resellers or to our OEMs. As a result, any significant shift in revenue through resellers or to our OEMs could harm our gross margins. If product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.
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
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Mitsui in Japan, Stark Technology in China, and Samsung in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:
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

We purchase several key components for our products from sole sources; if these components are not available, our revenue may be harmed.
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
     Our subassemblies for certain products are manufactured by contract manufacturers. We then perform final assembly and testing of these products. In addition, some Foundry-branded products are manufactured by third party OEMs. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain suppliers and third-party manufacturers in accordance with our forecasts, although we can generally give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments. We do not have long-term contracts with these suppliers and third-party manufacturers.
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
     In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. In February 2003, the European Community issued a directive on Waste Electrical and Electronic Equipment (WEEE) to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. We are currently implementing measures to comply with the WEEE directive by August 15, 2005. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.
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
     Our principal operations are susceptible to outages due to fire, floods, earthquakes, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, certain of our local and foreign offices, OEMs, and contract manufacturers are located in areas susceptible to earthquakes and acts of terrorism, which could cause a material disruption in our operations. For example, we procure critical components from countries such as Japan and Taiwan, which periodically experience earthquakes and typhoons. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three and six-month periods ended June 30, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended June 30, 2005 that have materially affected our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 3, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 28, 2005, the Company held its Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Name of Director Nominee	In Favor	Withheld	Abstain
Bobby R. Johnson, Jr. Andrew K. Ludwick Alfred J. Amoroso C. Nicholas Keating, Jr. J. Steven Young Alan L. Earhart	121,517,240 117,563,604 122,278,330 117,533,680 117,541,053 122,274,960	— — — — — —	2,760,135 6,713,771 1,999,045 6,743,695 6,736,322 2,002,415
     The stockholders also ratified the appointment of Ernst & Young LLP as Foundry’s independent auditors for the fiscal year ending December 31, 2005 with 123,614,742 affirmative votes, 618,832 opposing votes, and 43,801 abstaining.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ TIMOTHY D. HEFFNER
Timothy D. Heffner
Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2005

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.* (1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.* (1)

10.3	1999 Employee Stock Purchase Plan.* (2)

10.4	1999 Directors’ Stock Option Plan.* (3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.* (1)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.* (5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.* (5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks, Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).