Form 10-Q
period 2005-09-30
FOUNDRY NETWORKS INC
filed 2005-11-08
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 3, 2005, there were 140,282,541 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$244,377	$112,274
Short-term investments	302,339	331,202
Accounts receivable, net of allowances for doubtful accounts of $3,252 and $3,117 and sales returns of $1,700 and $1,627 at September 30, 2005 and December 31, 2004, respectively	77,065	91,502
Inventories	31,094	38,743
Deferred tax assets	25,334	25,799
Prepaid expenses and other assets	6,400	6,865

Total current assets	686,609	606,385
Property and equipment, net	9,046	8,852
Investments	152,210	173,965
Deferred tax assets	18,359	16,479
Other assets	6,946	5,511

Total assets	$873,170	$811,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,741	$18,238
Accrued payroll and related expenses	16,835	21,682
Income taxes payable	8,982	—
Other accrued expenses	9,607	8,700
Deferred support revenue	33,293	38,621

Total current liabilities	89,458	87,241
Deferred support revenue	18,840	17,613

Total liabilities	108,298	104,854

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share:
Authorized — 5,000 shares at September 30, 2005 and December 31, 2004; None issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value per share:
Authorized — 300,000 shares at September 30, 2005 and December 31, 2004:
Issued and outstanding — 140,072 and 137,226 shares at September 30, 2005 and December 31, 2004, respectively	14	14
Additional paid-in capital	490,368	467,682
Accumulated other comprehensive loss	(46)	(451)
Retained earnings	274,536	239,093

Total stockholders’ equity	764,872	706,338

Total liabilities and stockholders’ equity	$873,170	$811,192

(1)	Derived from December 31, 2004 audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product	$90,353	$87,450	$239,533	$260,239
Service	16,211	15,061	48,255	44,115

Total net revenues	106,564	102,511	287,788	304,354

Cost of revenues:
Product	37,810	33,194	100,894	95,630
Service	2,726	3,785	9,374	10,477

Total cost of revenues	40,536	36,979	110,268	106,107

Gross profit	66,028	65,532	177,520	198,247

Operating expenses:
Research and development	12,387	11,686	39,055	31,701
Sales and marketing	25,786	23,228	78,706	71,490
General and administrative	9,550	10,204	20,034	21,897
Litigation settlement	—	30,193	—	30,193

Total operating expenses	47,723	75,311	137,795	155,281

Income (loss) from operations	18,305	(9,779)	39,725	42,966
Interest and other income, net	4,752	2,568	12,422	6,095

Income (loss) before provision for income taxes	23,057	(7,211)	52,147	49,061
Provision (benefit) for income taxes	7,104	(3,593)	16,704	17,790

Net income (loss)	$15,953	$(3,618)	$35,443	$31,271

Basic net income (loss) per share	$0.11	$(0.03)	$0.26	$0.23
Weighted average shares used in computing basic net income (loss) per share	139,581	136,038	138,711	134,975

Diluted net income (loss) per share	$0.11	$(0.03)	$0.25	$0.22
Weighted average shares used in computing diluted net income (loss) per share	144,087	136,038	142,213	142,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,443	$31,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,682	5,434
Provision for doubtful accounts	154	—
Inventory provisions	12,058	10,735
Tax benefit from stock option exercises	2,538	20,772
Changes in operating assets and liabilities:
Accounts receivable	14,283	1,782
Inventories	(4,409)	(19,419)
Prepaid expenses and deferred taxes and other assets	(3,285)	(13,807)
Accounts payable	2,503	5,250
Accrued payroll and related expenses	(4,847)	(1,716)
Income taxes payable	9,379	(62)
Other accrued expenses	510	4,762
Litigation settlement payable	—	35,000
Deferred support revenue	(4,101)	8,404

Net cash provided by operating activities	66,908	88,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	258,935	386,001
Purchases of short-term and long-term investments	(208,317)	(525,019)
Purchases of property and equipment, net	(5,976)	(6,891)

Net cash provided by (used in) investing activities	44,642	(145,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note receivable	—	480
Proceeds from issuances of common stock	20,148	33,017

Net cash provided by financing activities	20,148	33,497

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,698	(24,006)
Effect of foreign exchange rate changes on cash	405	(222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,274	161,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$244,377	$137,490

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$(6,225)	$(5,415)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended September 30, 2005 and 2004 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005.
     Principles of Consolidation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the September 30, 2005 presentation.
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
     Cash equivalents and investments consist of the following (in thousands):

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$84,607	$—	$—	$84,607
Municipal bonds	113,574	9	(111)	113,472
Corporate bonds	6,055	—	(41)	6,014
Government-sponsored enterprise securities	473,793	16	(2,614)	471,195

	$678,029	$25	$(2,766)	$675,288

Cash equivalents	$223,480	$10	$(40)	$223,450
Short-term investments	302,339	15	(1,518)	300,836
Long-term investments	152,210	—	(1,208)	151,002

	$678,029	$25	$(2,766)	$675,288

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$72,203	$—	$—	$72,203
Municipal bonds	288,232	5	(157)	288,080
Corporate bonds	11,941	—	(58)	11,883
Government-sponsored enterprise securities	204,994	2	(1,443)	203,553

	$577,370	$7	$(1,658)	$575,719

Cash equivalents	$72,203	$—	$—	$72,203
Short-term investments	331,202	3	(588)	330,617
Long-term investments	173,965	4	(1,070)	172,899

	$577,370	$7	$(1,658)	$575,719

     Municipal and corporate bonds. Unrealized losses as of September 30, 2005 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
     Government-sponsored enterprise securities (GSEs). Unrealized losses as of September 30, 2005 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.
     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2005.

Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Purchased parts	$7,220	$11,713
Work-in-process	12,011	19,795
Finished goods	11,863	7,235

	$31,094	$38,743

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
     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. We grant credit only to customers deemed creditworthy in the judgment of management. As of September 30, 2005 and December 31, 2004, ten customers accounted for approximately 33% and 41%, respectively, of our net outstanding trade receivables.
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
     Net product revenue by region as a percentage of total net product revenue was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Americas	63%	64%	65%	65%
EMEA	21%	16%	18%	17%
Japan	9%	11%	10%	11%
Asia Pacific	7%	9%	7%	7%
     Sales to the U.S. Federal government accounted for approximately 22% and 28% of our total net revenue in the three months ended September 30, 2005 and 2004, respectively, and 18% and 29% in the nine months ended September 30, 2005 and 2004, respectively.
     No single customer accounted for 10% or more of our product revenue for the three or nine months ended September 30, 2005 and 2004.

Computation of Per Share Amounts
     Basic earnings or loss per share has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined using the treasury stock method each period. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period or because a net loss was reported for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 12.9 million and 17.9 million anti-dilutive common stock equivalents for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, there were 15.0 million and 6.4 million anti-dilutive common stock equivalents, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)	$15,953	$(3,618)	$35,443	$31,271

Basic:
Weighted average shares outstanding	139,581	136,038	138,711	134,975
Basic earnings (loss) per share	$0.11	$(0.03)	$0.26	$0.23

Diluted:
Weighted average shares outstanding	139,581	136,038	138,711	134,975
Add: Weighted average dilutive potential shares	4,506	—	3,502	7,755

Weighted average shares used in computing diluted EPS	144,087	136,038	142,213	142,730

Diluted earnings (loss) per share	$0.11	$(0.03)	$0.25	$0.22

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
     We currently grant stock options under several stock option plans that allow for the granting of non-qualified and incentive stock options to our employees and directors. Stock options generally vest ratably over one to five years from the date of grant and have a term of five to ten years. We also have an employee stock purchase plan that allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period through payroll deductions that may not exceed 20% of an employee’s compensation.
     The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands, except per share data)
Net income (loss) as reported	$15,953	$(3,618)	$35,443	$31,271
Less: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(9,261)	(9,720)	(28,171)	(28,082)

Pro forma net income (loss)	$6,692	$(13,338)	$7,272	$3,189

Basic net income (loss) per share:
As reported	$0.11	$(0.03)	$0.26	$0.23
Pro forma	$0.05	$(0.10)	$0.05	$0.02
Diluted net income (loss) per share:
As reported	$0.11	$(0.03)	$0.25	$0.22
Pro forma	$0.05	$(0.10)	$0.05	$0.02
     We estimate the fair value of our stock options using the Black-Scholes option pricing model. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.
     The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights. Expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base expected life assumptions on historical experience as well as the terms and vesting periods of the options granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Stock Option Plan:
Average risk free interest rate	4.00%	2.89%	3.64%	2.90%
Average expected life of option	4.0 years	2.8 years	2.9 years	3.5 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	65%	70%	62%	72%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Employee Stock Purchase Plan:
Average risk free interest rate	2.71%	2.33%	2.48%	2.12%
Average expected life of option	1.4 years	1.4 years	1.3 years	1.4 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	62%	68%	63%	67%
     Recent Accounting Pronouncements
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006. We are currently assessing various valuation methods and evaluating the impact of SFAS 123(R) on our operating results and financial condition. We expect adoption of SFAS 123R to have a material effect on our consolidated results of operations.
2. COMPREHENSIVE INCOME OR LOSS
     Comprehensive income or loss is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three and nine months ended September 30, 2005 and 2004 were insignificant and consisted entirely of foreign currency translation adjustments.
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
     Changes in product warranty liability for the nine months ended September 30, 2005 were as follows (in thousands):

Balance, December 31, 2004	$1,498
Liabilities accrued for warranties issued during the period	744
Warranty claims settled during the period	(713)
Expirations and changes in estimates	(54)

Balance, September 30, 2005	$1,475

     We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenue from routine support service revenue, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the nine months ended September 30, 2005 (in thousands):

Balance, December 31, 2004	$56,234
Additions to deferred support revenue	42,923
Recognition of support revenue	(47,024)

Balance, September 30, 2005	$52,133

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2005, we had approximately $51.2 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Lease Commitments
     We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. The future minimum lease payments under all our noncancelable operating leases as of September 30, 2005 was $17.4 million. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara lease expires in 2010. We plan to continue to utilize the San Jose location for our manufacturing operations. We expect to move our corporate administration, research and development, and sales and marketing functions to Santa Clara. Rent payments for the Santa Clara office space will initially be approximately $0.4 million for 2005 and $1.6 million per year thereafter, with annual increases of approximately 5%. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Contractual Commitments” for a tabular disclosure of our lease commitments.
     Patent License Agreement
     On September 30, 2005, we entered into a patent cross-license agreement with IBM Corporation (IBM). Pursuant to the agreement, we paid $4.5 million to IBM in the third quarter of 2005. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $2.6 million charge in general and administrative expenses on the accompanying consolidated statements of operations in the third quarter of 2005. The remaining value under this agreement represents consideration for a three-year cross-license with IBM and will be amortized ratably to the cost of product revenue.
     Litigation
     On October 25, 2004, we entered into a settlement agreement and patent cross-license (the agreements) covering technologies that were at issue in litigation with Nortel Networks, Inc. (Nortel). The agreements resolved ongoing litigation in both Massachusetts and California. Pursuant to the agreements, we paid $35.0 million to Nortel in early November 2004 and, based on management’s judgment and the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four-year cross-license with Nortel.
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
     On February 19, 2003, the court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but ten of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO, allegations found sufficient purely for pleading purposes to allow those claims to move forward. A similar ruling was made with respect to 62 individual defendants in the other cases. In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the court granted preliminary approval to the terms of the settlement. The settlement must still receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. There can be no assurance that the settlement will receive final approval. Litigation between the plaintiffs and underwriters is proceeding.
     On May 27, 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents and one additional patent against one of our competitors, Extreme Networks, Inc. (Extreme). On February 6, 2004, the District Court severed the two cases. Discovery is now closed. A Markman claim construction hearing was held on January 14, 2005. On April 15, 2005, the court issued its order constructing the claims. Lucent subsequently dropped its claims against us concerning two of its four patents. On February 28, 2005, the parties filed summary judgment motions. We have analyzed the validity of Lucent’s remaining claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.
     At present, there is no scheduled trial date for the Lucent vs. Foundry case. During the process of severing Lucent vs. Foundry from the Lucent vs. Extreme case, the parties agreed that the Lucent vs. Extreme would be tried first. On April 27, 2005, the court commenced a jury trial between Lucent and Extreme on Lucent’s claims that Extreme infringed four Lucent patents, including the two patents remaining in the case between Lucent and us. On May 9, 2005, the jury held that Extreme did not infringe three of the four patents, including the two patents remaining in the case between Lucent and us, and held that a fourth patent, not asserted against us, was infringed. Furthermore, the jury only awarded Lucent a small portion, totaling $274,990, of the damages Lucent had been seeking from Extreme on the one patent that was held to be infringed. However, on August 16, 2005, the court issued an order in the Lucent vs. Extreme action, vacating the jury decision and granting a new trial. Those parties are awaiting a new trial schedule from the court on the Lucent vs. Extreme claims. On September 27, 2005, the court issued an order denying (with leave to renew) our pending motions for summary judgment in view of the need for the court to first retry Lucent vs. Extreme. We expect that after the court has retried the Lucent vs. Extreme case, it will set a trial date for our case as well a date to renew the summary judgment motions.
     On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an answer and counter claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an amended answer and counter claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. Discovery in the case is ongoing. A Markman hearing was held on March 24, 2005. On May 24, 2005, the court issued an order setting forth the court’s claim construction. Trial in this case is scheduled to begin on February 1, 2006.
     On June 21, 2005, Enterasys Networks, Inc. (Enterasys) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. We have engaged outside counsel and are investigating the allegations. On August 22, 2005, we filed an answer denying the allegations.
     On June 21, 2005, Alcatel USA Resources, Inc. and Alcatel Internetworking, Inc. (collectively “Alcatel”) filed a lawsuit against us in the United States District Court for the District of Delaware. Alcatel alleges that certain of our products infringe eight of its patents and is seeking injunctive relief, as well as unspecified damages. Alcatel also seeks a declaratory judgment that one of our patents (the same patent at issue in the Lucent case in Texas) is invalid and not infringed by Alcatel. We have engaged outside counsel and are investigating the allegations. On July 27, 2005, Alcatel filed an amended complaint asserting an additional patent. A scheduling conference was held on October 12, 2005 during which the court divided the case into two phases for purposes of discovery and trial. Trial in the first phase is scheduled for April 23, 2007.
     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2005, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
4. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three and nine months ended September 30, 2005 were 31% and 32%, respectively, and 50% and 36% for the three and nine months ended September 30, 2004, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The effective tax rates for the three and nine months ended September 30, 2004 also reflect the tax effect of the $35.0 million litigation settlement with Nortel in the third quarter of 2004. The lower effective tax rate for the third quarter of 2005 was due to net favorable adjustments of $1.0 million to previously estimated tax liabilities. The adjustments consisted of an expired statute related to 2001 and other adjustments related to 2004. The lower effective tax rate for the nine months ended September 30, 2005, compared to the same period in 2004, was primarily due to the effect of lower estimated pre-tax income in 2005.
     Our income taxes payable for federal and state purposes have been reduced by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of exercise or disposition and the option price, tax effected. These benefits are recorded in stockholders’ equity and were $1.3 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and $2.5 million and $20.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $43.7 million at September 30, 2005, although there can be no assurance that it will be able to do so.
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

     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2005 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$90,353	85%	$87,450	85%	$2,903	3%
Service	16,211	15%	15,061	15%	1,150	8%

Total net revenue	$106,564	100%	$102,511	100%	$4,053	4%

Chassis	73,955	69%	70,733	69%	3,222	5%
Stackable	32,609	31%	31,778	31%	831	3%

Total net revenue	$106,564	100%	$102,511	100%	$4,053	4%

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$239,533	83%	$260,239	86%	$(20,706)	(8)%
Service	48,255	17%	44,115	14%	4,140	9%

Total net revenue	$287,788	100%	$304,354	100%	$(16,566)	(5)%

Chassis	193,106	67%	228,266	75%	(35,160)	(15)%
Stackable	94,682	33%	76,088	25%	18,594	24%

Total net revenue	$287,788	100%	$304,354	100%	$(16,566)	(5)%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Americas	63%	64%	65%	65%
EMEA	21%	16%	18%	17%
Japan	9%	11%	10%	11%
Asia Pacific	7%	9%	7%	7%
     Net product revenue in the third quarter of 2005 increased 3% from the third quarter of 2004 generally due to the gradual economic improvement in the third quarter of 2005, expansion of our sales force, and customer acceptance of our new LAN switching product families, the terabit-capacity BigIron® RX and NetIron® IMR for routing and switching in the enterprise and service provider environments, and FastIron® SuperX for edge aggregation and wiring closets. Sales to the U.S. Federal government accounted for approximately 22% of total net revenue for the third quarter of 2005, down from 28% for the third quarter of 2004. While sales to the U.S. Federal government continued to decline due to reduced Federal funding for IT projects, sales to enterprise and service provider customers in the Americas and EMEA regions were stronger in the third quarter of 2005, primarily due to the release of our next-generation products. We believe sales to Japan decreased in the third quarter of 2005 from the third quarter of 2004 due to a general macro-economic slowdown in information technology spending in Japan in 2005.
     Net product revenue for the nine months ended September 30, 2005 decreased $20.7 million, or 8%, from the same period in 2004, due to a weaker than expected capital spending environment in the first quarter of 2005, the continued decline in sales to the U.S. Federal government, lower average selling prices, and a shift in sales mix to lower-priced stackable products since the introduction of our 10-Gigabit FastIron Edge switches in the second half of 2004. Sales of our stackable products represented 33% of total revenue for the nine months ended September 30, 2005, compared to 25% for the same period in 2004. Sales to the U.S. Federal government accounted for 18% of total revenue for the nine months ended September 30, 2005, down from 29% for the same period in 2004. Although our shipment volume increased in the nine months ended September 30, 2005 from the same period in 2004, our average selling prices decreased as a result of competitive pricing pressure and a cautious capital spending environment.
     Service revenue consists primarily of revenue from customer support contracts. The increases in service revenue in the three and nine months ended September 30, 2005 were due to service contract initiations and renewals from our growing installed base of our networking equipment. Our customer base grew from 6,500 customers at the end of 2003 to 7,800 customers at the end of 2004, and to 8,900 at September 30, 2005. Service revenue will experience some variability over time due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.
     No single customer accounted for 10% or more of our product revenue for the three and nine months ended September 30, 2005 and 2004.
Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margins:
Product	$52,543	58%	$54,256	62%	$138,639	58%	$164,609	63%
Service	13,485	83%	11,276	75%	38,881	81%	33,638	76%

Total gross margins	$66,028	62%	$65,532	64%	$177,520	62%	$198,247	65%

     Our cost of product revenue consists primarily of material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. The decrease in product gross margins as a percentage of net product revenue in the three months ended September 30, 2005, compared to the same period in 2004, was due to a combination of higher material costs associated with the initial production of new products and heightened pricing competition on existing products. The decrease in product gross margins as a percentage of net product revenue in the nine months ended September 30, 2005 was primarily due to lower selling prices, a product mix shift from higher-margin chassis products to lower-margin stackable products due to the introduction of several new families of Layer 2/3, Layer 4-7 and access router stackable products in the latter half of 2004, and, to a lesser extent, an increase in inventory provisions.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts. These costs include materials, labor, and overhead. Service gross margins, as a percentage of service revenue, increased in the three and nine months ended September 30, 2005 over the same periods in 2004 as a result of increased revenue from support contracts, significant cost reductions on certain service inventory components, and lower inventory provisions in 2005. During the third quarter of 2005, we increased our efforts to recover and refurbish service inventory at customer sites and, as a result, reduced our service inventory provision by 36%. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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
Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of	%
	$	Revenue	$	Revenue	Change
Research and Development	$12,387	12%	$11,686	11%	6%
Sales and Marketing	25,786	24%	23,228	23%	11%
General and Administrative	9,550	9%	10,204	10%	(6%)
Litigation settlement	—	—	30,193	29%	n/a

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	$	Revenue	$	Revenue	% Change
Research and Development	$39,055	14%	$31,701	10%	23%
Sales and Marketing	78,706	27%	71,490	23%	10%
General and Administrative	20,034	7%	21,897	7%	(9%)
Litigation settlement	—	—	30,193	10%	n/a
     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, costs incurred for the development of our ASICs, software development and testing costs, and depreciation of equipment used in research and development activities. The 6% increase in the third quarter of 2005 from the same period in 2004 was due to an increase in payroll-related expenses. The 23% increase in research and development expenses in the nine months ended September 30, 2005 from the same period in 2004 was primarily due to increases in payroll expenses and prototype expenses related to the development of our next generation FastIron SuperX, BigIron RX, and NetIron IMR product families. We believe that investments in research and development, including the recruiting and hiring of engineers, are critical to our ability to remain competitive in the marketplace.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. The increases in sales and marketing expenses in 2005 were primarily due to increases in sales headcount, commission expense, and carrying costs associated with additional evaluation and demonstration inventory units at customer sites. Our sales and marketing personnel increased from 316 employees in the third quarter of 2004 to 351 in the third quarter of 2005.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. The decreases in general and administrative expenses were due to decreases in legal costs offset, to a lesser extent, by a $2.6 million expense related to a patent cross-license agreement with IBM Corporation in the third quarter of 2005. Legal costs were significantly lower in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due to higher legal fees associated with the Nortel litigation settlement in the third quarter of 2004.
     Litigation settlement
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
     Interest and other income, net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $4.8 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively, and $12.4 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively. The increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $78.5 million, or 13%, from September 30, 2004 to September 30, 2005.
     Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three and nine months ended September 30, 2005 were 31% and 32%, respectively, and 50% and 36% for the three and nine months ended September 30, 2004, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income. The effective tax rates for the three and nine months ended September 30, 2004 also reflect the tax effect of the $35.0 million litigation settlement with Nortel Networks, Inc. in the third quarter of 2004. The lower effective tax rate for the third quarter of 2005 was due to net favorable adjustments of $1.0 million to previously estimated tax liabilities. The adjustments consisted of an expired statute related to 2001 and other adjustments related to 2004. The lower effective tax rate for the nine months ended September 30, 2005, compared to the same period in 2004, was primarily due to the effect of lower estimated pre-tax income in 2005.
     Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are recorded in stockholders’ equity and were $2.5 million and $20.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     Liquidity and Capital Resources
     At September 30, 2005, we had total cash and investments of $698.9 million, an increase of $81.5 million from $617.4 million at December 31, 2004. The increase can be primarily attributed to $66.9 million of cash from operations and $20.1 million of proceeds from issuances of common stock during the nine months ended September 30, 2005, offset by $6.0 million of equipment purchases.
     Accounts receivable, net of allowances, was $77.1 million as of September 30, 2005, as compared to $91.5 million as of December 31, 2004. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, decreased to 65 days as of September 30, 2005 from 79 days as of December 31, 2004. The seasonally higher DSO in the fourth quarter of 2004 was primarily due to a significant concentration of annual support contracts that were renewed during the fourth quarter of 2004, with little or no revenue contribution in 2004. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments.
     Net inventories were $31.1 million and $38.7 million as of September 30, 2005 and December 31, 2004, respectively. Annualized inventory turnover was approximately 5.0 and 3.5 for the three months ended September 30, 2005 and December 31, 2004, respectively. Inventory turns improved in the third quarter of 2005 in conjunction with increased sales due to the introduction of our new next generation products.

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
     Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	More
	Total	1 Year	Years	Than 3 Years
Operating leases- facilities	$17,426	$4,852	$10,430	$2,144
Inventory purchase commitments	51,173	51,173	—	—

Total contractual cash obligations	$68,599	$56,025	$10,430	$2,144

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that are either non-cancelable or subject us to penalties if we cancel the agreements. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons. Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for our office space in various locations around the world that expire at various dates through 2011. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara lease expires in 2010. We plan to continue to utilize the San Jose location for our manufacturing operations. We expect to move our corporate administration, research and development, and sales and marketing functions to Santa Clara. Rent payments for the Santa Clara office space will initially be approximately $0.4 million for 2005 and $1.6 million per year thereafter, with annual increases of approximately 5%.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2005 or December 31, 2004 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our financial position or results of operations.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R effective January 1, 2006. We are currently assessing various valuation methods and evaluating the impact of SFAS 123(R) on our operating results and financial condition. We expect adoption of SFAS 123R to have a material effect on our consolidated results of operations.
Risk Factors That May Affect Future Results and the Market Price of Our Stock
Weak economic and market conditions or geopolitical turmoil may adversely affect our revenue, gross margins and expenses.
     Our quarterly revenue and operating results may fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, current political turmoil in many parts of the world, including terrorist and military actions, may weaken the global economy. If economic conditions in the United States and globally do not improve, or if they worsen, we may experience material negative effects on our business, operating results and financial condition. There can be no assurance that we will be able to improve or even maintain our financial results or that economic and market conditions will continue to improve and will not deteriorate.
Although our customer base has increased, we still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 31% and 40% of net product revenue for the nine months ended September 30, 2005 and 2004, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 18% of our total revenue for the nine months ended September 30, 2005. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
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
     The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which causes its competitors to reduce prices and, therefore, the margins and the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.
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
     The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the network industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we have in the past and may in the future incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
     A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted us regarding a license. We carefully review all license requests, but are unwilling to license technology not required for our product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by us to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm our business.
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
     If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase our revenue could be harmed. Additionally, if our resellers and system integrators are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. Resellers and system integrators typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of resellers and service providers are also system integrators. As a result, we cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support. Additionally, if we do not manage distribution of our products and services effectively, or if our resellers’ financial conditions or operations weaken, our revenue and gross margins could be adversely affected.
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
     Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products have decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors occasionally lower sales prices in order to gain market share or create more demand. Furthermore, as a result of the cautious capital spending in the technology sector, coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.
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
     We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. The decision by the accounting standard setting body regarding the accounting treatment of stock options as compensation expense could limit our ability to continue to use stock options as an incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
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
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Mitsui in Japan, Stark Technology in China, and Samsung in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:
•	potential recessions in economies outside the United States;

•	longer accounts receivable collection cycles;

•	seasonal reductions in business activity;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	adverse fluctuations in currency exchange rates;

•	political instability and export restrictions;

•	potential adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	military conflict and terrorist activities; and

•	natural disasters and widespread medical epidemics.
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
     We purchase several key components used in our products from sole sources, and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. We believe lead-times for various components have lengthened as a result of limits on IT spending and the economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.
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
     Some of our products have a relatively high sales price, and their purchase often represents a significant and strategic decision by a customer. The decision by customers to purchase our products is often based on their internal budgets and procedures involving rigorous evaluation, testing, implementation and acceptance of new technologies. As a result, our sales cycle in these situations can be as long as 12 months and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from certain customers for a particular quarter are not realized in that quarter, we may not meet our revenue expectations.
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
The Sarbanes-Oxley Act of 2002 requires us to undertake an annual evaluation of our internal controls over financial reporting that may identify internal control weaknesses requiring remediation, which could harm our reputation.
     Although our evaluation of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, resulted in our conclusion that as of December 31, 2004, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.
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
     In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. In February 2003, the European Community issued a directive on Waste Electrical and Electronic Equipment (WEEE) to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. We are currently implementing measures to comply with the WEEE directive. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.

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
Our operations may encounter disruptions as we relocate certain activities to another facility.
     We are in the process of relocating our corporate headquarters and certain other functions to another nearby location. In addition to the increased operational expenses of the new facility, we may encounter logistical difficulties in relocating business records, equipment, and personnel. We are in the process of preparing our new office space and plan to operate with minimal downtime. However, we may not anticipate certain logistical impediments or obstacles that may adversely affect our operations and financial results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three and nine-month periods ended September 30, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended September 30, 2005 that have materially affected our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 3, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

Number	Description
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc.
(Registrant)

By:	/s/ Timothy D. Heffner

Timothy D. Heffner
Vice President, Finance and
Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 8, 2005

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