Form 10-K
period 2005-12-31
FOUNDRY NETWORKS INC
filed 2006-03-15
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-26689

FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or jurisdiction of incorporation or organization)	77-0431154 (I.R.S. Employer Identification Number)

4980 Great America Parkway
Santa Clara, CA 95054
Website: www.foundrynetworks.com
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(408) 207-1700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was approximately $1,089,656,777, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 143,146,581 shares of the registrant’s common stock issued and outstanding as of March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10-14) incorporates information by reference from the definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed hereafter.

FOUNDRY NETWORKS, INC.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections entitled “Business — Research and Development,” “Business — Competition,” “Business — Intellectual Property,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results and the Market Price of Our Stock.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Foundry Networks, Inc., together with its consolidated subsidiaries (collectively “we” or “us” or “Foundry”), undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in fiscal year 2006. All public reports filed by us with the Securities and Exchange Commission (SEC) are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.

Item 1.	Business

Overview

Foundry Networks, Inc., a Delaware Corporation founded in 1996, designs, develops, manufactures, markets and sells solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing and wired and wireless local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), and the worldwide web. We sell a wide variety of stackable fixed configuration switches and modular platforms, referred to as chassis. Our product breadth allows us to offer end-to-end solutions within and throughout a customer’s networking infrastructure, regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wireless access points and wiring closets connecting the desktops together within an enterprise, to the mission critical LAN backbone and data center. We provide robust and high-performance routing solutions from the Internet core to the edge of Internet data centers and a customer’s network of web and application servers. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high-performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic. Our Metro routers deliver the capabilities and performance needed to provide efficient and reliable routing services to Internet data centers around the world.

Our networking products have been deployed in key enterprise and High Performance Computing (HPC) markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, transportation, e-commerce, and universities. For enterprises, we provide a complete end-to-end solution with our FastIron®, SecureIron®, FastIron Edge®, FastIron Workgroup®, IronPointtm, BigIron®, ServerIron®, and EdgeIrontm product lines. Our enterprise portfolio of products, combined with our network management and security tools, meets the needs for wireless access, wiring closet, data center, WAN access and campus solutions. Our products support a wide array of interfaces such as wireless, 10/100 Ethernet, 1 Gigabit Ethernet (copper and fiber), 10 Gigabit Ethernet, Packet over SONET and ATM so that our customers can leverage their existing infrastructures. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For service providers, we offer our high-performance BigIron switches, NetIron® Metro routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager products. We sell our products through a direct sales force, resellers and OEM partners. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the enterprise and service provider markets.

Market Trends and Business Drivers

The Ethernet switching and routing market appears to be poised for growth. According to the 2006 Ethernet Switch Five Year Forecast Report, published by an independent research firm, Dell’Oro, the Ethernet switch market is expected to grow steadily over the next five years. In addition, Dell’Oro has projected that 10-Gigabit Ethernet switch port shipments will represent the strongest growth segment of the Ethernet switch market. Although 10-Gigabit Ethernet port shipments are expected to grow in the coming years, revenues may grow at a slower rate due to pricing pressures from increased competition and rapid technological change.

Foundry Networks was an early leader in bringing 10-Gigabit Ethernet products to market. Working closely with the Institute of Electrical and Electronics Engineers standards body for 10-Gigabit Ethernet or 10-GbE (IEEE 802.3ae), we delivered what we believe to be the first Layer 3 10-Gigabit switch in 2001. By focusing on the more sophisticated features available at Layer 3 of the Open Systems Interconnect (OSI) model for data networking, we believe we delivered a higher performing 10-GbE solution than competitors who merely implemented Layer 2 switching. Since the introduction of our first 10-GbE switch product, we have continued to bring new 10-GbE products and solutions to market. Our roster of 10-GbE customers includes the banking, university, manufacturing and motion picture industries, and service providers across the globe. 10-GbE is the highest-speed Ethernet available today. 10-GbE offers the potential to unify and simplify networking on a global scale with all the benefits and cost efficiencies of Ethernet.

In addition to the need for high-performance, high-reliability, and high-availability networking solutions, today’s enterprises and service providers are facing business drivers that place new demands on their networks. These drivers include:

•	Convergence

•	Mobility

•	Security

Convergence — Although convergence primarily refers to using the same network for data, voice, and video, it also refers to the demands placed on networks that support mission-critical applications such as accounting, order fulfillment, and other business processes. As businesses seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Not only have the types of traffic proliferated, but different applications require different levels of network service. This need is addressed by application switching, also known as Layer 4-7 switching. Application switches extend their features and functions by examining data in Layers 4 through 7 of the OSI model. Not only does a Layer 4-7 switch provide benefits such as optimization of computing resources, it can also provide critical protection from external threats such as denial of service (DoS) attacks and address costly nuisances such as unwanted email solicitations, sometimes called “spam email.” This business driver fuels demand for additional features and functions that networks can perform. Supplying these features and functions has the potential to be a significant differentiator in the market.

Mobility — Wireless networking has rapidly gained acceptance in the market place. Wireless networking provides many benefits, including coverage of areas that would be difficult to cable and simplification of changes when personnel move within an organization. On the horizon is the larger opportunity of mobility. Whereas wireless networking focused on lowering the total cost of ownership, mobility seeks to enhance return on investment. With advanced features and functions, mobility will enable businesses to achieve productivity gains by seamlessly extending productivity tools to multiple locations. This business driver fuels demand for integration in wired and wireless networking. A company that has considerable expertise in switch and routing has a competitive advantage over providers of wireless devices to the extent that it can offer a superior integrated solution.

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

Continue to Deliver Products that Meet the Needs of the High-End Switching Market.  We intend to continue to broaden our high-end enterprise and service provider switch portfolio to meet customer needs for greater bandwidth, more flexible interfaces, advances in Internet networking protocols, convergence, mobility, and enhanced security. We intend to continue to offer value-added feature sets that provide for reliability, redundancy, ease of use and management of the network, yielding a higher return on investment with a lower total cost of ownership.

We have introduced products that implement solutions in five strategic areas, and we intend to continue to enhance our product portfolio in these areas:

•	10 Gigabit Ethernet — Our 10-GbE solutions have achieved commercial success in the marketplace. Our 10-GbE customers include healthcare, government, research, university, and media organizations. As the boundaries of LANs, MANs and WANs continue to blur, companies will want to unify networks at a lower cost, with few management and operational requirements. 10-GigE addresses the key concerns facing businesses today — the continued need for additional bandwidth while building a reliable network. Foundry’s new 10 Gigabit Ethernet offerings include the FastIron SuperX, the BigIron RX and the NetIron XMR product series. The FastIron SuperX modular switch began shipping in the first quarter and gained rapid acceptance as an edge aggregation switch for both the traditional enterprise and VoIP market segments. The BigIron RX modular switch began shipment in July 2005 and delivered strong growth as an enterprise core router, high performance computing core switch, and as a data center and infrastructure router for service providers. The NetIron XMR series was delivered for beta testing by service provider customers in the fourth quarter of 2005. The introduction of these products fills out Foundry’s strategy of offering high performance Layer 2/3 10 Gigabit Ethernet capable switches from the enterprise edge to the Internet core.

•	Mobility — Our wireless product offerings, the IronPoint 200 and IronWare-IP operating system for FastIron Edge switches, deliver strong security, mobility, enhanced user policies, centralized management, ease of use, and integration with our wired networks. The IronPoint 200 wireless access point offers enterprises flexibility with optimal controls for increased productivity and secure deployments. Effective and efficient management of networking resources is key to cost containment and reliability. In response, we developed an IronPoint edition of the IronView Network Manager system to provide centralized wireless access point management. Our high-performance FastIron Edge Layer 2/3 switches are wireless LAN capable. We intend to further develop and support new wireless networking products.

•	Voice-over-IP (VoIP) — An increasing number of enterprises are migrating to converged environments in which voice, video, and data are carried by the same network to take advantage of valuable business benefits such as reduced costs and increased productivity. A converged network needs a network foundation that provides superior performance, high availability and secure, guaranteed voice quality. We deliver high-performance networking products in our FastIron Layer 2/3 enterprise switches and the tools necessary to configure and optimize a converged environment with our IronView Network Manager system. Our adherence to industry and international standards has been validated by our customers who have successfully used a wide variety of IP phones from industry best-of-breed providers such as Avaya Inc., Cisco Systems, Inc., Mitel Networks Corp., Nortel Networks, Shoretel Inc., and Siemens AG. In 2005, we delivered the new chassis-based FastIron SuperX and the stackable FastIron Edge switch, each with support for both legacy and industry standard 802.3af power over Ethernet, automated Quality of Service (QoS), redundant & hot swappable power supplies, wireless mobility, and a range of VoIP security features. These provide customers the technology needed to power new devices such as IP phones, optimize network performance, and manage network resources. We intend to further develop and expand our networking and management offerings for converged environments so that customers will have more options for efficiencies and productivity.

•	Security — As networking has become an essential part of nearly all businesses, agencies, and organizations, security has become an integral part of designing and deploying today’s networks and data centers. Organizations increasingly rely on IP networks to deliver applications that are critical to business productivity and profits. Securing this infrastructure against debilitating attacks from malicious users is necessary to ensure sustained business operations. Mobility, convergence, and Web-centric applications are rendering centralized security models ineffective. Today, organizations require distributed, network-wide, security architectures to protect against threats from outside the network and to minimize vulnerabilities inside the network. Furthermore, the line between Internet and intranet is fading fast as users become more mobile and less identifiable. In such an open infrastructure, the threats are not concentrated at a single entry point at the network perimeter, but are network wide. Attacks are also becoming more sophisticated and exploiting application-level vulnerabilities to cripple critical IP services.

The foundation for our security model is our reliable, robust, high-performance security architecture. Our architecture is based on our layered IronShieldtm Security Model, with advanced device, network, and service protection features. In the near-term, we intend to deliver an extension to the IronShield security reference model that addresses new high-profile security services. Our IronShield security provides network security for our Layer 2-7 switches, routers, and intelligent traffic management devices. We intend to continue our investment in security and best practices, and remain committed to a strategy of standard-based implementations and product offerings so that our customers will benefit from ease of use and interoperability.

In 2005, Foundry introduced the SecureIrontm product family. SecureIron traffic managers deliver high-performance Layer 2 through 7 switching and security, enabling organizations to achieve a highly secure and scalable network and application infrastructure. These security traffic managers are designed to protect against network- and application-layer threats network wide, at the network perimeter, inside the data center, and within the enterprise LAN. The SecureIron traffic managers are built for inline network-wide deployment to provide perimeter-like security enforcement inside the LAN against threats within the enterprise network.

•	Internet Protocol version 6 (IPv6) — Although interest in and adoption of IPv6 is gaining momentum in international markets, we believe the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. However, the U.S. federal government has made IPv6 a requirement for its installations. We deliver products that meet the requirements of IPv6 using a phased approach. In 2005, we delivered new IPv6 interface modules for the BigIron RX Series, NetIron IMR and NetIron XMR family. We intend to further develop and deliver IPv6 solutions.

Continue to Expand our Metro Router Capabilities to Address this Market and Deliver a New Level of Price/Performance.  We remain committed to the service provider and metro provider markets while growing our enterprise business. As these markets regain momentum and growth, we are positioned to provide state-of-the-art solutions. We have product offerings and planned enhancements for Multi-Protocol Label Switching, Virtual Private LAN Services (VPLS), traffic engineering (TE) and multiplexing of different services over Virtual LAN (VLAN). Our superior wire-speed bandwidth and port density accommodate the most demanding metro area networks with room for growth.

Continue to Leverage our Product Capabilities to Address Emerging Markets.  Our strategy is to position ourselves to benefit from acceptance of Gigabit Ethernet in such environments as metropolitan area networking (MAN), Gigabit Ethernet storage area networking (SAN), VoIP, and content distribution networks. As noted above, the key advantages of 1 and 10 Gigabit Ethernet, such as price, simplicity and ease of use, will allow this technology to migrate into many new adjacent markets over time. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. This permits us to remain focused on network infrastructure and provide complete solutions to our customers. We also intend to explore additional product offerings in adjacent technologies that would benefit our installed customer base by providing ease of management, cost efficiencies, or productivity gains.

Continue to Deliver High-Performance Internet Traffic Management Systems.  We believe demand for Internet traffic management intelligence capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to continue improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products are designed to enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to customers, while providing a high degree of service reliability.

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

Domestic field sales.  Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2005, our domestic sales organization consisted of 206 sales representatives and systems engineers.

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

International sales.  Product fulfillment and first level support for our international customers are provided by resellers and integrators. Please see “Risk Factors — Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.” As of December 31, 2005, our international field organization consisted of 91 sales representatives and system engineers who conduct sales, marketing, and support activities. Our international sales organization establishes and maintains direct relationships with resellers, integrators, and end-users. Our export product sales represented 39% of net product revenue in 2005 and 38% in 2004. Information on net product sales to customers attributable to our geographic regions is included in Note 2 of Notes to Consolidated Financial Statements.

OEM/Co-Branding.  We have an OEM/co-branding relationship with Hewlett-Packard Company (HP). HP markets and sells our products on a private label basis through their worldwide sales forces. Our agreement with HP provides that they may postpone, cancel, increase or decrease any order prior to shipment without penalty.

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

We provide all customers with our standard one or five year hardware and 90-day software warranty. Our standalone switches in the FastIron Edge, FastIron Workgroup, and EdgeIron product lines have a five-year hardware warranty. We also have four levels of customer service offerings to meet specific support needs. Our Titanium service program provides the most comprehensive support and includes advance hardware replacement within four hours delivered by a trained technician for on-site support. Our Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. Our Gold program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. Our Silver service program is tailored for customers who typically purchase spares inventory as part of their overall contingency plan. Our Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.

We have regional Centers-of-Excellence in Santa Clara and Irvine, California, Boston, Massachusetts, New York City, New York, Chicago, Illinois, Denver, Colorado, and Herndon, Virginia. We also have Centers-of-Excellence in London, Hong Kong, Toronto and Tokyo. These Centers-of-Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. The Centers-of-Excellence are fully equipped to demonstrate our product lines. They also support interoperability testing, provide hands-on training for customers, and showcase our end-to-end LAN, MAN and WAN solutions.

Significant Customers

Sales to our ten largest customers accounted for 30% and 37% of net product revenue for 2005 and 2004, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Sales to U.S. government agencies accounted for approximately 19%, 27%, and 31% of our total revenue in 2005, 2004, and 2003, respectively. Please see “Risk Factors — Although our customer base has increased, we still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue” and “— The United States government is a significant customer and has been one key to our financial success. However, government demand is unpredictable and there is no guarantee of future contract awards.”

For the years ended December 31, 2005 and 2004, no customers accounted for 10% or more of our net product revenue. For the year ended December 31, 2003, two customers accounted for greater than 10% of our net product revenue. A reseller in Japan accounted for 14% and a U.S. government integrator represented 12% of our net product revenue.

Manufacturing

We operate under a modified “turn-key” process, utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. All designs, documentation, selection of approved suppliers, quality control, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance for subassemblies and final assembly and test. Our manufacturing process also includes the configuration of products in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and “burn-in” procedures, as well as comprehensive inspection and testing, to ensure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of products delivered to customers. Because quality is a priority in our operations, we have a quality council consisting of interdepartmental leaders that meet weekly to monitor quality and to drive continuous improvement. The results of our enhancements are measured by several metrics, including the number of events reported to customer support in relation to systems shipped.

We currently have four manufacturing partners. Celestica, Inc., located in San Jose, California, Flash Electronics, Inc., in Fremont, California and Shanghai, China, and Proworks Inc, located in San Jose, California, assemble and test printed circuit boards. Sanmina-SCI Corp., located in San Jose, assembles and tests printed circuit boards and our backplane products. Celestica, Inc., Sanmina-SCI Corp., and Flash Electronics, Inc. have global manufacturing facilities providing back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. We also have third-party OEMs, such as Accton Technology Corp., who manufacture some Foundry-branded products that we purchase and resell under the Foundry brand.

We design ASICs, printed circuit boards and sheet metal, and work closely with semiconductor partners on future component selection and design support. All materials used in our products are subject to a full qualification cycle and controlled by use of an “approved vendor listing” that must be followed by our sources. We perform extensive testing of all of our products, including in-circuit testing of all printed circuit board assemblies, full functional testing, elevated temperature burn-in and power cycling at maximum and minimum configuration levels. Please see “Risk Factors — Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders” for a review of certain risks associated with our manufacturing operations.

We currently purchase components from several sources, including certain integrated circuits, power supplies and long-range optics, which we believe are available from other suppliers. We also purchase components from third-party vendors such as Marvell Semiconductor Inc. and Dune Semiconductor Ltd, which incorporate their proprietary technology which may not be available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs could require an extensive development period. Please see “Risk Factors — We purchase several key components for our products from sole sources; if these components are not available, our revenue may be harmed.”

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

Our research and development operations involve development activities that utilize both custom and commercial silicon, which enables us to quickly bring new products and features to market. We continue to develop new switching solutions that provide new levels of performance, scalability, and functionality. We had 204 engineers at the end of 2005, compared to 197 engineers at the end of 2004. Our research and development expenses were $51.3 million in 2005, $43.9 million in 2004, and $40.5 million in 2003, or 13%, 11%, and 10% of net revenue in 2005, 2004, and 2003, respectively.

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

In addition to Cisco, we compete against Extreme Networks, Inc., Juniper Networks, Inc., F5 Networks, Inc., Nortel Networks Ltd., Enterasys Networks Inc., 3Com Corp., Huawei Technologies Co., Ltd., Force 10 Networks Inc., and Alcatel, among others. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN, and WAN solutions. As a result, we anticipate that we will have to continue to adjust prices on many of our products to stay competitive. Please see “Risk Factors — Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability” and “— Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

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

Backlog

Our backlog generally represents orders for which a purchase order has been received for product to be shipped within 90 days to customers with approved credit status. Purchase orders often include service contracts which are also part of our backlog. Orders are subject to cancellation, rescheduling or product specification changes by the customers. Although we believe that our backlog is firm, orders may be cancelled by the customer without penalty. In addition, actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. For these reasons, we believe our backlog at any given date is not a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Intellectual Property

Our success and ability to compete are heavily dependent on our internally developed technology and know-how. Our proprietary technology includes our ASICs and FPGAs, as well as our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, our IronView network management software, and certain system and mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual restrictions on disclosure, to protect our intellectual property rights in these proprietary technologies.

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

The networking industry’s products are characterized by the need to conform with interoperability standards which may be subject to patent claims. A number of companies in related industries with significant patent portfolios have attempted to extract licensing revenue and our industry has been the subject of frequent infringement claims, and related litigation regarding patent and other intellectual property rights. In addition, many companies in the networking market have patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe intellectual property rights that may be claimed by others. See Item 3 “Legal Proceedings” below for pending litigation related to intellectual property matters and “Risk Factors — We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.”

Employees

As of December 31, 2005, we had 719 employees, consisting of 370 in sales, customer service and marketing, 204 in engineering, 78 in manufacturing, and 67 in general and administrative. None of our employees is represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good. Competition for technical personnel in the networking industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel.

Item 1A.  Risk Factors

Intense competition in the market for networking solutions could prevent us from maintaining or increasing revenue and sustaining profitability.

The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which typically causes its competitors to reduce prices and, therefore, the margins and the overall profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.

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

Sales to our ten largest customers accounted for 30% and 37% of net product revenue for 2005 and 2004, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 19%, 27%, and 31% of our total revenue for 2005, 2004, and 2003, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

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

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 3, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

Our ability to increase our revenue depends on expanding our direct sales operations and reseller distribution channels and providing excellent customer support.

If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase our revenue could be harmed. Additionally, if our resellers and system integrators are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. Resellers and system integrators typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of resellers and service providers are also system integrators. As a result, we cannot assure that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support. Additionally, if we do not manage distribution of our products and services effectively, or if our resellers’ financial conditions or operations weaken, our revenue and gross margins could be adversely affected.

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

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

SFAS 123R, which became effective for us on January 1, 2006, will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. In 2005 and prior periods, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under the new accounting standard, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which we expect will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. The balance of unearned stock-based compensation, on a pre-tax basis, to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $51.0 million. To the extent that we grant restricted stock and additional stock options to employees and directors, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. In addition, our tax rate may fluctuate significantly between periods based on the extent of employee gains recognized on stock option exercises. Note 2 to Consolidated Financial Statements in this Form 10-K provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented. The adoption of SFAS 123R may adversely affect our stock price and management may decide to limit the use of stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

Because our financial results are difficult to predict and may fluctuate significantly, we may not meet quarterly financial expectations, which could cause our stock price to decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our ability to increase revenue in the future is dependent on increased demand for our products and our ability to ship larger volumes of our products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products. Delays in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We continue our practice of not providing guidance. In the future, we may begin to provide guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.

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

Our gross margins and average selling prices of our products have decreased in the past and may continue to decrease as a result of competitive pressures and other factors.

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

In addition, our 1996 Stock Plan expires in 2006. We intend to solicit the approval of our stockholders for the adoption of a new 2006 Stock Plan. There can be no assurance that we will obtain stockholder consent for such a new plan. If we are unable to obtain stockholder consent for the plan, our ability to grant new stock options or restricted stock to new and existing employees could be materially and adversely affected, which will make it difficult to attract or retain qualified personnel in the future.

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

Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. We invoice some of our international customers in local currencies, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currencies. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for a review of certain risks associated with foreign exchange rates.

We purchase several key components for our products from sole sources; if these components are not available, our revenue may be harmed.

We purchase several key components used in our products from suppliers for which we have no readily available alternative, or sole sources, and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. We believe lead-times for various components have lengthened as a result of limits on IT spending and the economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.

Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Certain components used in our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate such components can be lengthy. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future, which could impede our ability to meet customer orders.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

We do not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by individual acts or by collusion of two or more people. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although we have determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot predict the outcome of our testing in future periods and the 2005 results cannot be projected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may experience a loss of public confidence and incur additional expenses and commitment of management’s time in connection with further evaluations, which could have an adverse effect on our business and stock price.

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

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally as we comply with and implement these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS) and enacted the Waste Electrical and Electronic Equipment (WEEE) Directive to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. Under the RoHS Directive, specified electronic products which we place on the market in the EU must meet restrictions on lead and certain other chemical substances as of July 1, 2006. Implementation of the WEEE Directive in certain of the EU-member countries have been delayed later into 2006. We are currently implementing measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.

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

We are in the process of relocating our corporate headquarters and certain other functions to another nearby location. In addition to the increased operational expenses of the new facility, we may encounter logistical difficulties in relocating business records, equipment, and personnel. We planned to move to operate with minimal downtime and most of the move is now complete. However, we may not have anticipated all of the logistical impediments or obstacles and there remains some possibility that the relocation may adversely affect our operations and financial results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing currently occupy approximately 110,000 square feet of office space in San Jose, California under lease through May 2008 and 141,000 square feet in Santa Clara, California under lease through May 2010. We utilize the San Jose location for our manufacturing operations and recently moved our corporate administration, research and development, and sales and marketing functions to Santa Clara. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices under lease agreements in the following locations:

Americas	EMEA	APAC

Irvine, California	London, England	Tokyo, Japan
Atlanta, Georgia	Munich, Germany	Singapore
Fort Lauderdale, Florida	Paris, France	Hong Kong
Honolulu, Hawaii	Amsterdam, Netherlands	Sydney, Australia
Chicago, Illinois	Milan, Italy	Beijing, China
New York City, New York	Stockholm, Sweden	Shanghai, China
Herndon, Virginia	Dubai, United Arab Emirates	Seoul, South Korea
Tacoma, Washington
Toronto, Canada

We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any necessary future expansion and for any additional sales offices that may be needed. Our principal web server equipment and operations are maintained in our corporate headquarters in Santa Clara, California.

Item 3.	Legal Proceedings

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

On February 19, 2003, the court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but ten of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO. The stock sale allegations were found sufficient purely for pleading purposes. A similar ruling was made with respect to 62 individual defendants in the other cases. In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. The court scheduled a final approval hearing for April 24, 2006. However, there can be no assurance that the settlement will receive final approval. While final settlement approval between the plaintiffs and the issuers is pending, litigation between the plaintiffs and underwriters continues to proceed and we have received discovery requests from plaintiffs.

On May 27, 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents and one additional patent against one of our competitors, Extreme Networks, Inc. (Extreme). On February 6, 2004, the District Court severed the two cases. Discovery is now closed. A Markman claim construction hearing was held on January 14, 2005. On April 15, 2005, the court issued an order construing the claims. Lucent subsequently dropped its claims against us concerning two of its four patents. We have analyzed the validity of Lucent’s remaining claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.

At present, there is no scheduled trial date for the Lucent vs. Foundry case. During the process of severing Lucent vs. Foundry from the Lucent vs. Extreme case, the parties agreed that the Lucent vs. Extreme would be tried first. On April 27, 2005, the court commenced a jury trial between Lucent and Extreme on Lucent’s claims that Extreme infringed four Lucent patents, including the two patents remaining in the case between Lucent and us. On May  9, 2005, the jury held that Extreme did not infringe three of the four patents, including the two patents remaining in the case between Lucent and us. The jury held that a fourth patent, not asserted against us, was infringed but only awarded Lucent a small portion, totaling $274,990, of the damages Lucent had been seeking from

Extreme on that one patent. However, on August 16, 2005, the court issued an order in the Lucent vs. Extreme action, vacating the jury decision and granting a new trial. On February 8, 2006, the court held a pretrial conference with Lucent and Extreme and set a trial date of September  18, 2006. We expect that after the court has retried the Lucent vs. Extreme case, it will set a trial date for our case with Lucent in Delaware.

On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an answer and counter claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an amended answer and counter claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. A Markman hearing was held on March 24, 2005. On May 24, 2005, the court issued an order setting forth the court’s claim construction. On January 1, 2006, the court issued an amended schedule, setting deadlines for discovery as well as the service of parties’ infringement contentions and expert reports. Trial in this case is scheduled to begin on June 5, 2006.

On June 21, 2005, Enterasys filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. We have engaged outside counsel and are investigating the allegations. On August 22, 2005, we filed an answer denying the allegations. A scheduling conference was held on November 3, 2005, during which the court granted a joint motion, filed by both us and Extreme, to sever the claims that Enterasys has asserted against us from those claims asserted against Extreme. The court then issued a scheduling order for Enterasys vs. Foundry providing for discovery and claim construction. The court will address claims construction issues at a Markman hearing on January 10, 2007. We are committed to vigorously defending ourselves against Enterasys’ claims.

On June 21, 2005, Alcatel USA Resources, Inc. and Alcatel Internetworking, Inc. (collectively “Alcatel”) filed a lawsuit against us in the United States District Court for the District of Delaware. Alcatel alleged that certain of our products infringe eight of its patents and is seeking injunctive relief, as well as unspecified damages. Alcatel also seeks a declaratory judgment that one of our patents (the same patent at issue in the Lucent case in Texas) is invalid and not infringed by Alcatel. We are investigating the allegations. On July 27, 2005, Alcatel filed an amended complaint asserting an additional patent, thereby bringing the total number of actual patents at issue to nine patents. A scheduling conference was held on October 12, 2005 during which the court divided the case into two phases for purposes of discovery and trial. On February 23, 2006, Alcatel selected four of its nine asserted patents with which it will go to trial in the first phase. Trial in the first phase is scheduled for April 23, 2007. A pretrial hearing on summary judgment motions and issues of claims construction has been set for February 23, 2007. We are committed to vigorously defending ourselves against Alcatel’s claims.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2005, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Submission Of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Foundry’s common stock began trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol “FDRY”. As of December 31, 2005, there were approximately 325 holders of record of the common stock and 141,149,296 shares of common stock outstanding. The following table sets forth the high and low closing sale prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2005
Fourth quarter	$14.61	$11.55
Third quarter	$12.70	$8.56
Second quarter	$9.79	$8.12
First quarter	$12.51	$9.90
2004
Fourth quarter	$13.96	$9.91
Third quarter	$13.57	$8.50
Second quarter	$18.84	$11.30
First quarter	$33.75	$15.80

Dividend Policy

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain our future earnings and therefore do not expect to pay cash dividends in the foreseeable future.

Unregistered Securities Sold in 2005

We did not sell any unregistered shares of our common stock during 2005.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue, net	$403,856	$409,104	$399,628	$300,742	$311,176
Gross margin	248,662	265,681	258,770	160,550	153,035
Gross margin percentage	62%	65%	65%	53%	49%
Income (loss) from operations(1)	66,426	63,365	112,057	27,171	(1,591)
Net income(1)	56,013	47,967	75,082	22,537	2,886
Basic net income per share(1)	$0.40	$0.35	$0.60	$0.19	$0.02
Diluted net income per share(1)	$0.39	$0.34	$0.55	$0.18	$0.02

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$746,367	$617,441	$505,684	$326,453	$274,734
Working capital	616,055	519,144	430,038	390,543	354,054
Total assets	921,924	811,192	658,144	451,535	412,138
Long-term liabilities	21,828	17,613	7,707	—	—
Total stockholders’ equity	796,020	706,338	590,495	398,099	361,832

(1)	2004 includes an operating expense of $18.7 million, net of tax, related to our litigation settlement with Nortel in the third quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

Business Environment

Over the last several years, the macro-economic environment has gradually improved. However, we experienced a sudden weakness in sales in the first quarter of 2005 due to a sluggish capital spending and heightened competitive pricing environment. Throughout the remainder of 2005, the business and macro-economic environment gradually improved as capital spending on IT infrastructure and data networking equipment, in particular, also improved. During 2005, we experienced a continuation of a broad enterprise upgrade cycle, which began in 2004, as customers continued preparing their network infrastructure for Voice over Internet Protocol (VoIP), wireless applications, and the adoption of 10 Gigabit Ethernet in the network core to accommodate higher levels of network traffic.

The networking market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenue has generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. However, our revenue growth has been hindered by declining prices and competitive pressures. The market for data networking products continues to be dominated by Cisco Systems, Inc., with over 50% share of the networking market. We continue to invest in our core market and adjacent markets in which the competitive landscape looks attractive and the growth prospects are promising. Although we expect our revenue to grow in 2006, there can be no assurance that the networking market will continue to improve or that we will be successful in executing on our growth strategy.

2005 Financial Performance

•	2005 marked our seventh consecutive year with net income since we went public in September 1999.

•	Our total net revenue for 2005 decreased slightly to $403.9 million from $409.1 million in 2004 due to a dramatic slowdown in the first quarter of 2005. In March 2005, the networking market experienced a short, but sharp slowdown in enterprise spending. Our business recovered in April and we experienced consecutive revenue growth in the remaining quarters of 2005.

•	Net income in 2005 was $56.0 million, or 14% of total net revenue, compared to $48.0 million, or 12% of total net revenue, in 2004. A pre-tax litigation settlement expense of $30.2 million and related legal fees reduced our profitability in 2004.

•	Our balance sheet remains debt-free, with cash and investments of $746.4 million, an increase of $128.9 million from 2004. During 2005, we generated $109.7 million of cash from operations and received $28.6 million of cash from employee stock issuances.

•	On November 3, 2005, we accelerated the vesting of unvested “out-of-the-money” stock options for approximately 2.2 million shares held by employees and officers under our equity compensation plans. For purposes of the acceleration, options with an exercise price greater than $20.00 per share were deemed “out-of-the-money” given our stock price of $12.44 on November 3, 2005. The accelerated options, which are considered fully vested as of November 3, 2005, have exercise prices ranging from $21.50 to $27.33 per share. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention.

Critical Accounting Estimates

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

Revenue Recognition

We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue primarily coming from customer support fees. We generally sell to direct end-users and value-added resellers. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. It is our practice to identify an end-user prior to shipment to a value-added reseller.

Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency.

Support revenue is recognized ratably over the term of the support arrangement, in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

When sales arrangements contain multiple elements (e.g., hardware and installation), we apply the provisions of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described above have been met for that unit of accounting. The application of EITF 00-21 involves significant judgment. For example, we use judgment to determine whether objective and reliable evidence of fair value exists for undelivered item(s) in an arrangement. The timing of revenue recognition varies based on this determination.

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period extends one or five years from the date of sale for hardware, depending on the type of product purchased, and 90 days for software. Our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of revenue could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by us to calculate estimated sales returns does not reasonably approximate future returns, revenue in future periods could be affected.

Allowance for Doubtful Accounts

Customers are subject to a credit review process, which evaluates the customer’s financial condition and ability to pay based on credit rating services such as Dun and Bradstreet, and are generally assigned a credit limit that may be increased only after a successful collection history has been established. We do not have significant billing or collection problems. We regularly monitor and evaluate the collectibility of our trade receivables and actively manage our accounts receivable to minimize credit risk. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or significant deterioration in financial condition. We estimate allowances for doubtful accounts for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due, and historical collection experience. If circumstances change, estimates regarding the collectibility of receivables would be adjusted. We mitigate some collection risk by requiring certain international customers to provide letters of credit or bank guarantees prior to placing an order with us. Although we believe our allowance for doubtful accounts is adequate and that the judgment we apply is appropriate, our actual amount of bad debt could differ materially from our estimates.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying cost until it is sold or otherwise disposed.

We use contract manufacturers to assemble and test our products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on rolling production forecasts provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers that may not be cancelable at any time. As of December 31, 2005, we had approximately $45.0 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable. If actual demand for our products is below the level assumed in our production forecasts, we may have excess inventory or a liability as a result of our purchase commitments.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of December 31, 2005 and 2004 were $39.6 million and $42.3 million, respectively.

Loss Contingencies

We are subject to the possibility of loss contingencies in the normal course of our business, in addition to those related to intellectual property and securities litigation. A loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We continually reassess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses, and will recognize a liability, if any, for these contingencies based on a careful analysis of each issue with the assistance of outside legal counsel and other experts.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of this FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, to require that tax benefits from stock option exercises be classified as a financing activity, rather than an operating activity, on the statement of cash flows. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $4.5 million and $29.2 million in 2005 and 2004, respectively, in operating cash flows for the tax benefit from stock option exercises. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. We expect adoption of SFAS 123R to have a material adverse effect on our consolidated results of operations. The balance of unearned stock-based compensation, on a pre-tax basis, to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $51.0 million. To the extent that we grant restricted stock and additional stock options to employees and directors, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. In addition, our tax rate may fluctuate significantly between periods based on the extent of employee gains recognized on stock option exercises.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon our adoption of SFAS 123R on January 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.

In June 2005, the FASB issued FSP No. FAS 143-1 (FSP 143-1), Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive), which was adopted by the European Union (EU). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) sold to commercial users remains with the commercial user unless legislation adopted by the particular EU-member country provides for the transfer of the obligation back to the producer. The Directive has not yet been implemented in every EU country and specific EU country requirements may vary. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. FSP 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. With respect to those EU-member countries that had implemented the Directive as of December 31, 2005, we have adopted FSP 143-1 and such adoption did not have a material effect on our financial position or results of operations. With respect to those EU-member countries that had not adopted legislation to implement the Directive as of December 31, 2005, we do no expect the adoption of FSP 143-1 to have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections.  SFAS 154, which replaces APB Opinion No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28, applies to all voluntary changes in accounting principle and provides guidance on the accounting for and reporting of accounting changes and error corrections. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle while SFAS 154 requires retrospective application, or the latest practicable date, for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material effect on our results of operations or financial condition.

In November 2004, the FASB issued FAS No. 151 (SFAS 151), Inventory Costs —  An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the types of costs that should be expensed rather than capitalized as inventory. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations.

Results of Operations

Net Revenue

We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. A chassis uses a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network and then reconfigure the chassis to be used in the mission-critical backbone or core of their network. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.

Net revenue information is as follows (dollars in thousands):

	Year Ended December 31,						Percentage Change
		% of Net		% of Net		% of Net	2005 to	2004 to
	2005	Revenue	2004	Revenue	2003	Revenue	2004	2003

Net revenue:
Product	$338,784	84%	$349,019	85%	$351,325	88%	(3%)	(1%)
Service	65,072	16%	60,085	15%	48,303	12%	8%	24%

Total net revenue	$403,856	100%	$409,104	100%	$399,628	100%	(1%)	2%

Chassis	$269,210	67%	$306,828	75%	$315,706	79%	(12%)	(3%)
Stackable	134,646	33%	102,276	25%	83,922	21%	32%	22%

Total net revenue	$403,856	100%	$409,104	100%	$399,628	100%	(1%)	2%

Net product revenue in 2005 decreased 3% from 2004 due to weaker than expected demand for networking equipment in the first quarter of 2005. During the first quarter of 2005, we experienced a sudden decline in sales. Despite a recovery in the second quarter, product revenue decreased 14% in the first half of 2005, compared to the same period in 2004. We believe our customers became more cautious about their own business outlook towards the end of 2004 due to a number of factors, including lack of visibility into their own future results and concerns about their industry’s growth prospects in 2005. During the remainder of 2005, product sales gradually improved. However, we continued to experience reductions in overall average selling prices, resulting from a change in product mix to lower-priced stackable products and competitive pricing pressure. Revenue for 2005 reflects our first full year of sales of our lower-priced 10-Gigabit Ethernet FastIron Edge stackable switches, which offer a similar feature set as our small-end chassis but at a lower price point. Our 10-Gigabit stackable switches have gained strong customer acceptance and continue to increase as a percentage of our product revenue. However, the cost of Gigabit and 10-Gigabit Ethernet in the industry has continued to drop and, as a result, we expect average selling prices to continue to decline. Stackable products generated 33% of our total net revenue in 2005, versus 25% in 2004. Sales to the U.S. government represented 19% of our total revenue in 2005, down from 27% in 2004. We believe the decrease was due to a realignment of spending priorities by the U.S. Federal government in 2005.

Net product revenue in 2004 decreased 1% from 2003 as a result of lower average selling prices and a shift in sales mix to lower-priced stackable products. Although the overall global economy improved in 2004 from 2003, the pricing environment remained competitive. As a result, we experienced an increase in overall port shipments of 15%, but the decline in average selling prices and a shift to lower-priced stackable products resulted in flat product revenue. Our sales volume increased primarily due to sales of our 10-Gigabit Ethernet stackable products, which was introduced in the second quarter of 2004 and quickly gained customer acceptance. Sales to the U.S. government represented 27% of our total revenue in 2004, down from 31% in 2003.

Service revenue consists primarily of revenue from customer support contracts. The increases in absolute dollars in 2005 and 2004 were due to a larger installed base of our networking equipment each year as customers purchased new support contracts with their new equipment purchases and renewed maintenance contracts on existing equipment. In early 2004, we increased our efforts to renew customers’ maintenance contracts on a timely basis. As a result, support revenue increased significantly in 2004. Our customer base grew from 6,500 customers at the end of 2003, to 7,800 at the end of 2004, and to 9,300 customers at the end of 2005.

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

	2005	2004	2003

Americas	64%	64%	63%
EMEA	18%	18%	14%
Japan	10%	10%	15%
Asia Pacific	8%	8%	8%

Net product sales in 2005 for each of the four regions remained unchanged from 2004 as a percentage of net product revenue. The shift in product sales from Japan to EMEA in 2004 was due to large deployments of our products in Europe by the U.S. government and several other large customers during 2004, compared to large deployments of our products by major service providers in Japan during 2003.

For the years ended December 31, 2005 and 2004, no customers accounted for 10% or more of our net product revenue. For the year ended December 31, 2003, two customers accounted for greater than 10% of our net product revenue. A reseller in Japan, accounted for 14% and a U.S. government integrator represented 12% of our net product revenue.

Gross Margins

The following table presents gross margins and gross margin percentages for product and service revenue (dollars in thousands):

	Year Ended December 31,
		Gross		Gross		Gross
	2005	Margin %	2004	Margin %	2003	Margin %

Gross margins:
Product	$195,311	58%	$219,830	63%	$218,213	62%
Service	53,351	82%	45,851	76%	40,557	84%

Total gross margin	$248,662	62%	$265,681	65%	$258,770	65%

Our cost of product revenue consists primarily of materials, labor, manufacturing overhead, warranty costs, and provisions for excess and obsolete inventory. Product gross margins, as a percentage of product revenue, decreased in 2005 as a result of continued selling price erosion, increased inventory provisions, primarily as a result of a product transition, and a shift in product mix to lower-priced stackable products. During 2005, we transitioned from our fourth generation JetCore-based products to our fifth generation terabit-capacity products, the BigIron RX and NetIron XMR routers, and also introduced our FastIron SuperX 10-Gigabit Ethernet switch. As a result of the product transition, inventory provisions for our older products increased and average selling prices decreased as we discounted the older product lines. Product inventory provisions were $5.4 million in 2005, compared to $3.2 million in 2004. Our gross margins may be adversely affected if we fail to successfully manage the transition to newer products by minimizing disruption in customers’ ordering patterns, avoiding excessive levels of older product inventories, and providing sufficient supplies of new products to meet customer demands.

Product gross margins in 2004 were 1% higher than 2003 due to favorable product mix and lower contract manufacturing and component costs in 2004, offset somewhat by continued selling price erosion in 2004.

Our cost of service revenue consists primarily of costs related to providing services under customer support contracts, including maintaining adequate spares inventory levels at service depots. Service costs include material costs, labor, and overhead. Service gross margins increased in 2005 primarily due to lower spares inventory provisions and favorable pricing variances on certain service inventory components in 2005. We expect service gross margins to experience variability over time due to the timing of technical support initiations and renewals, spares inventory levels, and additional investments in our customer support infrastructure.

Our service gross margin percentage decreased in 2004 as a result of increased service inventory and labor costs associated with supporting a larger customer base and a broader product portfolio. Due to the expansion of our customer base throughout the world, we continued to increase our investment in our support infrastructure by opening more service facilities and supplying them with adequate spares inventory to support our increasingly broader product offerings.

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

Operating Expenses

The following table presents research and development, sales and marketing, and general and administrative expenses for the years ended December 31, 2005, 2004, and 2003 (dollars in thousands):

	Year Ended December 31,						Percentage Change
		% of Net		% of Net		% of Net	2005 to	2004 to
	2005	Revenue	2004	Revenue	2003	Revenue	2004	2003

Research and Development	$51,289	13%	$43,905	11%	$40,473	10%	17%	8%
Sales and Marketing	103,876	26%	98,614	24%	88,439	22%	5%	12%
General and Administrative	27,071	7%	29,604	7%	17,570	4%	(9)%	68%
Litigation Settlement	—	—	30,193	7%	—	—	N/a	N/a

Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, and expenses related to software development, testing costs, facilities, and the depreciation of property and equipment used in research and development activities. Research and development expenses increased $7.4 million compared to 2004 primarily due to an increase in payroll-related expenses to retain and reward our engineers and, to a lesser extent, increased prototype costs to develop our new product series of high-end Internet and Metro routers. Headcount in our engineering department increased slightly to 204 engineers at the end of 2005.

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

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support activities, costs associated with trade shows, advertising, and promotions, and the cost of facilities. Sales and marketing expenses increased $5.3 million in 2005 primarily due to the expansion of our worldwide sales force and increased variable performance-based compensation, which resulted in a $6.1 million increase in sales personnel costs, and increased carrying costs of $2.3 million associated with additional evaluation and demonstration inventory units in the field, offset by a decrease in marketing expenses of $2.8 million. Our sales and marketing headcount grew from 332 at the end of 2004 to 370 at the end of 2005. Notwithstanding this growth in headcount, our marketing expenses decreased in 2005 due primarily to lower advertising, trade show, and seminar costs.

Sales and marketing expenses increased $10.2 million in 2004, primarily due to increases of $4.4 million for advertising and trade shows, $4.2 million for compensation costs, and $3.3 million of amortization associated with demonstration and evaluation equipment. During 2004, we increased our marketing efforts to introduce our new products such as our Terabit-capacity chassis and 10-Gigabit stackable products and increased our marketing and sales force to 332 employees from 308 in 2003.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, costs of facilities, bad debt, legal and accounting fees, and other general corporate expenses. General and administrative expenses decreased $2.5 million, or 9%, in 2005 from 2004 primarily due to a $4.4 million decrease in legal expenses, a $0.8 million decrease in accounting costs primarily related to Sarbanes-Oxley Act consulting fees, offset by a $1.2 million increase in office rent expense and a $0.9 million increase in payroll related costs. The increase in rent expense was due to a new lease arrangement in March 2005 for 141,000 square feet of additional office space in Santa Clara, California. As a result, our headquarters occupy approximately 250,000 square feet of office space.

General and administrative expenses increased $12.0 million in 2004, compared to 2003, primarily due to an increase of $9.1 million in legal fees related to the Nortel and Lucent patent infringement cases, $1.6 million for Sarbanes-Oxley related consulting fees related to compliance with SOX, and $0.9 million from reduced bad debt reserve requirements in 2003, compared to no bad debt reserve requirements in 2004.

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

Interest and other income, net.  We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded net interest and other income of $18.1 million, $9.9 million, and $5.2 million in 2005, 2004, and 2003, respectively. The increases each year were primarily due to higher investment balances combined with increasing interest rates throughout 2004 and 2005. Our total cash and investment balances were $746.4 million, $617.4 million, and $505.7 million as of December 31, 2005, 2004, and 2003, respectively, year-to-year increases of over 20% in 2005 and 2004. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Income taxes.  Our effective tax rate was 34%, 35%, and 36% for the years ended December 31, 2005, 2004, and 2003, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

Our income taxes payable for federal and state purposes have been reduced, and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $4.5 million, $29.2 million, and $46.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Accelerated Vesting of Stock Options.  On November 3, 2005, the Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention.

Expensing of Stock Awards.  In December 2004, the FASB issued SFAS 123R, which was effective for us on January 1, 2006. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. In 2005 and prior years, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under the new accounting standard, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. The balance of unearned stock-based compensation, on a pre-tax basis, to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $51.0 million. To the extent that we grant restricted stock and additional stock options to employees and directors, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. In addition, our tax rate may fluctuate significantly between periods based on the extent of employee gains recognized on stock option exercises. Note 2 to our Consolidated Financial Statements provides our pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during 2005, 2004, and 2003.

Liquidity and Capital Resources

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash and cash equivalents	$291,511	$112,274	$161,718
Short-term investments	280,868	331,202	184,859
Long-term investments	173,988	173,965	159,107

Total	$746,367	$617,441	$505,684

Net cash provided by operating activities	$109,686	$81,524	$115,449
Net cash provided by (used in) investing activities	40,411	(169,626)	(212,051)
Net cash provided by financing activities	28,645	39,156	70,609

Cash and investments increased $128.9 million in 2005 from 2004 primarily due to cash generated from operations of $109.7 million and the receipt of $28.6 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $56.0 million, plus adjustments for non-cash charges, including $15.1 million of inventory provisions, $9.1 million of depreciation and amortization, $4.5 million of tax benefit from stock option exercises, and a net increase in operating assets and liabilities of $19.0 million.

The $111.8 million increase in cash and investments from 2003 to 2004 was primarily the result of our pre-tax profitability, which enabled us to generate $81.5 million of cash from operations, and the receipt of $38.7 million of cash from issuances of common stock to employees. During 2004, our inventory purchases increased $24.2 million, our accounts receivable increased $14.4 million, and cash payments for income taxes, net of refunds received, were $5.3 million. This is low relative to our pre-tax income as a result of $29.2 million of tax benefit from stock option exercises in 2004.

Inventories were $32.3 million, $38.7 million, and $28.0 million as of December 31, 2005, 2004, and 2003, respectively. Inventories were higher in 2004 as we significantly increased our production and service inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 4.1, 3.7, and 3.6 for the years ended December 31, 2005, 2004, and 2003, respectively.

Accounts receivable, net of allowances, decreased $13.2 million in 2005 and increased $14.4 million in 2004. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, decreased to 61 days as of December 31, 2005, from 79 days as of December 31, 2004, and from 63 days as of December 31, 2003. DSO was unusually high as of December 31, 2004 due to a higher amount of annual support contracts billed during December 2004, with little or no revenue contribution in 2004 and less linear shipments during the fourth quarter of 2004, in which approximately 65% of our product revenue shipped during the last month of the quarter.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates our contractual obligations and commercial commitments at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases of facilities	$18,682	$5,535	$8,927	$4,010	$210
Purchase commitments with contract manufacturers	45,019	45,019	—	—	—

Total contractual cash obligations	$63,701	$50,554	$8,927	$4,010	$210

For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.

Although it is difficult for us to predict future liquidity requirements with certainty, we believe our existing cash balances and anticipated funds from operations in 2006 will satisfy our cash requirements for at least the next 12 months. Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, inventories and accounts receivable, and future demand for our products and related pricing. We may incur higher capital expenditures in the near future to expand our operations. Although we do not have any current plans or commitments to do so, we may from time to time consider the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.

Off-Balance Sheet Arrangements

Other than operating leases of facilities and purchase commitments with contract manufacturers, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of December 31, 2005 or 2004 related to these indemnifications.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. Our exposure to interest rate risk relates to our investment portfolio, which includes corporate and municipal bonds and government-sponsored enterprise securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. For liquidity purposes, our investment policy requires that we maintain a minimum of $75 million in money market accounts of suitable credit quality.

Our investment portfolio, excluding auction rate securities, is classified as held-to-maturity and is recorded at amortized cost, and includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity. Since we hold our investments to maturity, we are exposed to risk in the event an issuer is not able to meet its obligations at maturity. To mitigate this risk, our investment policy does not allow us to invest more than $15 million with any one issuer. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS for the entire year, while all other variables remain constant. Hypothetical 50 BPS, 100 BPS, and 150 BPS declines in interest rates as of December 31, 2005 would reduce our annualized interest income by approximately $2.8 million, $5.6 million, and $8.4 million, respectively.

Foreign currency exchange rate risk

Currently, the majority of our international sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

We have performed a sensitivity analysis as of December 31, 2005 and 2004 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at December 31, 2005 and 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at December 31, 2005 and 2004.

Item 8.	Consolidated Financial Statements And Supplementary Data

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

Management assessed the effectiveness of our internal control system over financial reporting as of December 31, 2005 using criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO). Based on this assessment, management believes that as of December 31, 2005, our system of internal controls over financial reporting is effective based on the COSO criteria. Ernst and Young, LLP, the registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting.

/s/ Bobby R. Johnson, Jr. Chief Executive Officer and President	/s/ Timothy D. Heffner Chief Financial Officer, Vice President Finance and Administration

March 15, 2006	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Foundry Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Foundry Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Foundry Networks, Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, CA
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2005 and 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foundry Networks, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, CA
March 9, 2006

FOUNDRY NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$291,511	$112,274
Short-term investments	280,868	331,202
Accounts receivable, net of allowances for doubtful accounts of $2,387 and $3,117 and sales returns of $1,784 and $1,627 at December 31, 2005 and 2004, respectively	78,351	91,502
Inventories	32,309	38,743
Deferred tax assets	29,268	25,799
Prepaid expenses and other assets	7,824	6,865

Total current assets	720,131	606,385
Property and equipment, net	10,986	8,852
Investments	173,988	173,965
Deferred tax assets	10,351	16,479
Other assets	6,468	5,511

Total assets	$921,924	$811,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,307	$18,238
Accrued payroll and related expenses	23,410	21,682
Income taxes payable	10,161	—
Other accrued expenses	9,545	8,700
Deferred support revenue	38,653	38,621

Total current liabilities	104,076	87,241
Deferred support revenue	21,828	17,613

Total liabilities	125,904	104,854

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at December 31, 2005 and 2004; None issued and outstanding as of December 31, 2005 and 2004	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at December 31, 2005 and 2004:
Issued and outstanding — 141,149 and 137,226 shares at December 31, 2005 and 2004, respectively	14	14
Additional paid-in capital	500,856	467,682
Accumulated other comprehensive income (loss)	44	(451)
Retained earnings	295,106	239,093

Total stockholders’ equity	796,020	706,338

Total liabilities and stockholders’ equity	$921,924	$811,192

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net revenue:
Product	$338,784	$349,019	$351,325
Service	65,072	60,085	48,303

Total net revenue	403,856	409,104	399,628

Cost of revenue:
Product	143,473	129,189	133,112
Service	11,721	14,234	7,746

Total cost of revenue	155,194	143,423	140,858

Gross margin	248,662	265,681	258,770

Operating expenses:
Research and development	51,289	43,905	40,473
Sales and marketing	103,876	98,614	88,439
General and administrative	27,071	29,604	17,570
Litigation settlement	—	30,193	—
Amortization of deferred stock compensation	—	—	231

Total operating expenses	182,236	202,316	146,713

Income from operations	66,426	63,365	112,057
Interest and other income, net	18,124	9,868	5,168

Income before provision for income taxes	84,550	73,233	117,225
Provision for income taxes	28,537	25,266	42,143

Net income	$56,013	$47,967	$75,082

Basic net income per share	$0.40	$0.35	$0.60

Weighted average shares used in computing basic net income per share	139,176	135,445	125,133

Diluted net income per share	$0.39	$0.34	$0.55

Weighted average shares used in computing diluted net income per share	143,323	143,118	135,631

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note		Accumulated
			Additional	Receivable	Deferred	Other		Total
	Common Stock		Paid-In	from	Stock	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholder	Compensation	Income (Loss)	Earnings	Equity	Income
	(In thousands)

BALANCES AT DECEMBER 31, 2002	121,329	12	282,699	(480)	(231)	55	116,044	398,099
Issuances of common stock under stock plans	10,295	1	70,625	—	—	—	—	70,626
Repurchase of common stock from terminated employee	(1)	—	(17)	—	—	—	—	(17)
Amortization of deferred stock compensation	—	—	—	—	231	—	—	231
Tax benefit from stock option exercises	—	—	46,482	—	—	—	—	46,482
Foreign currency translation adjustments	—	—	—	—	—	(8)	—	(8)	(8)
Net income	—	—	—	—	—	—	75,082	75,082	75,082

BALANCES AT DECEMBER 31, 2003	131,623	13	399,789	(480)	—	47	191,126	590,495	75,074

Issuances of common stock under stock plans	5,603	1	38,675	—	—	—	—	38,676
Tax benefit from stock option exercises	—	—	29,218	—	—	—	—	29,218
Repayment of note receivable from stockholder	—	—	—	480	—	—	—	480
Foreign currency translation adjustments	—	—	—	—	—	(498)	—	(498)	(498)
Net income	—	—	—	—	—	—	47,967	47,967	47,967

BALANCES AT DECEMBER 31, 2004	137,226	14	467,682	—	—	(451)	239,093	706,338	47,469

Issuances of common stock under stock plans	3,923	—	28,645	—	—	—	—	28,645
Tax benefit from stock option exercises	—	—	4,529	—	—	—	—	4,529
Foreign currency translation adjustments	—	—	—	—	—	495	—	495	495
Net income	—	—	—	—	—	—	56,013	56,013	56,013

BALANCES AT DECEMBER 31, 2005	141,149	$14	$500,856	$—	$—	$44	$295,106	$796,020	$56,508

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,013	$47,967	$75,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,124	7,439	5,333
Amortization of deferred stock compensation	—	—	231
(Reduction of) provision for doubtful accounts	154	—	(862)
Provision for sales returns	3,083	2,080	3,709
Inventory provisions	15,116	13,485	9,007
Deferred tax assets	2,659	(8,970)	(4,748)
Tax benefit from stock option exercises	4,529	29,218	46,482
Changes in operating assets and liabilities:
Accounts receivable	9,914	(16,505)	(28,028)
Inventories	(8,682)	(24,211)	(3,545)
Prepaid expenses and other assets	(3,274)	(6,184)	(1,425)
Accounts payable	4,069	8,158	(1,604)
Accrued payroll and related expenses	1,728	5,032	4,902
Other accrued expenses	845	2,834	(160)
Income taxes payable	10,161	62	(3,806)
Deferred support revenue	4,247	21,119	14,881

Net cash provided by operating activities	109,686	81,524	115,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(150,700)	(419,425)	(298,800)
Purchases of held-to-maturity investments	(256,022)	(179,602)	(162,539)
Proceeds from sales of available-for-sale investments	314,625	326,900	216,000
Proceeds from maturities of held-to-maturity investments	142,408	110,926	40,107
Purchases of property and equipment, net	(9,900)	(8,425)	(6,819)

Net cash provided by /(used in) investing activities	40,411	(169,626)	(212,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	28,645	38,676	70,626
Repayment of note receivable from stockholder	—	480	—
Repurchases of common stock	—	—	(17)

Net cash provided by financing activities	28,645	39,156	70,609

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	178,742	(48,946)	(25,993)
Effect of exchange rate changes on cash	495	(498)	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,274	161,718	187,719

CASH AND CASH EQUIVALENTS, END OF YEAR	$291,511	$112,274	$161,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$10,813	$5,321	$4,202

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Founded in 1996, Foundry designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers, and Internet traffic management products. Our customers include U.S. government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2005 presentation.

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

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate debt securities are classified as short-term investments and have original maturities longer than 1 year but interest rates that reset from 7 days to 2 years.

Our auction rate securities are classified as available-for-sale and are carried at fair value which approximated cost. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income (loss). There have been no unrealized gains or losses recorded to date. The 2004 information below has been revised to reflect the reclassification of auction rate securities as available-for-sale. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and stated at amortized cost. We do not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our short-term and long-term investments are maintained and managed at two major financial institutions. Besides auction rate securities, our investment portfolio includes only marketable securities with original maturities of less than 2 years and with secondary or resale markets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the interval between auction periods, whether or not there have been any failed auctions, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

Cash equivalents and investments consist of the following (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$125,441	$—	$—	$125,441
Government-sponsored enterprise securities	102,912	3	(61)	102,854
Available-for-sale:
Auction rate municipal bonds	67,575	—	—	67,575
Held-to-maturity:
Municipal bonds	39,974	—	(86)	39,888
Corporate bonds	1,511	—	(9)	1,502
Government-sponsored enterprise securities	345,796	—	(2,619)	343,177

	$683,209	$3	$(2,775)	$680,437

Cash equivalents	$228,353	$3	$(61)	$228,295
Short-term investments	280,868	—	(1,360)	279,508
Long-term investments	173,988	—	(1,354)	172,634

	$683,209	$3	$(2,775)	$680,437

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$72,203	$—	$—	$72,203
Available-for-sale:
Auction rate municipal bonds	231,498	—	—	231,498
Held-to-maturity:
Municipal bonds	62,434	5	(157)	62,282
Corporate bonds	6,241	—	(58)	6,183
Government-sponsored enterprise securities	204,994	2	(1,443)	203,553

	$577,370	$7	$(1,658)	$575,719

Cash equivalents	$72,203	$—	$—	$72,203
Short-term investments	331,202	3	(588)	330,617
Long-term investments	173,965	4	(1,070)	172,899

	$577,370	$7	$(1,658)	$575,719

Municipal and corporate bonds.  Unrealized losses as of December 31, 2005 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

Government-sponsored enterprise securities (GSEs).  Unrealized losses as of December 31, 2005 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Municipal bonds	$15,838	$(50)	$6,004	$(36)	$21,842	$(86)
Corporate bonds	1,502	(9)	—	—	1,502	(9)
Government-sponsored enterprise securities	291,251	(1,469)	144,788	(1,211)	436,039	(2,680)

	$308,591	$(1,528)	$150,792	$(1,247)	$459,383	$(2,775)

Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

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

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2005	2004

Purchased parts	$8,008	$11,713
Work-in-process	11,475	19,795
Finished goods	12,826	7,235

	$32,309	$38,743

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. Inventory provisions of $15.1 million, $13.5 million and $9.0 million were recorded for the years ended December 31, 2005, 2004, and 2003, respectively.

Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of December 31, 2005 and 2004, ten customers accounted for approximately 32% and 41%, respectively, of our net outstanding trade receivables.

Certain components, including ASICs and power supplies, used in our products are purchased from sole sources. Such components may not be readily available from other suppliers as the development period required to

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fabricate such components can be lengthy. The inability of a supplier to fulfill our production requirements, or the time required for us to identify new suppliers if a relationship is terminated, could negatively affect our future results of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the assets, which are two years for computers, software, and equipment and three years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Computers, software and equipment	$39,198	$31,259
Leasehold improvements	4,021	2,060
Furniture and fixtures	109	109

	43,328	33,428
Less accumulated depreciation	(32,342)	(24,576)

Property and equipment, net	$10,986	$8,852

Revenue Recognition

General.  We generally sell our products through our direct sales force and value-added resellers. We generate the majority of our revenue from sales of chassis and stackable-based networking equipment, with the remainder of our revenue primarily coming from customer support fees. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history with us. It is our practice to identify an end-user prior to shipment to a value-added reseller.

When sales arrangements contain multiple elements (e.g., hardware and installation), we apply the provisions of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting.

Product.  Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment. If an acceptance period or other contingency exists, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period extends one or five years from the date of sale, depending on the type of product purchased. Our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide for estimated sales returns at the time product revenue is recognized and record that amount as a reduction to product revenue. Our sales return provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet our published specifications or there is an epidemic failure, as defined in the contracts.

Services.  Service revenue consists primarily of fees for customer support services. Our suite of customer support programs provides customers access to technical assistance, unspecified software updates on a when-and-if available basis, hardware repair and replacement parts.

Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Support contracts generally range from one to five years.

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers and Internet traffic management products. Our chief operating decision-making group reviews consolidated financial information, accompanied by information about revenue by geographic region and configuration type. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, our assets are primarily located in our corporate office in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

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

	2005	2004	2003

Americas	64%	64%	63%
EMEA	18%	18%	14%
Japan	10%	10%	15%
Asia Pacific	8%	8%	8%

Sales to the U.S. federal government accounted for approximately 19%, 27%, and 31% of our total revenue in 2005, 2004, and 2003, respectively.

For the years ended December 31, 2005 and 2004, no customers accounted for 10% or more of our net product revenue. For the year ended December 31, 2003, two customers accounted for greater than 10% of our net product revenue. Mitsui, a reseller in Japan, accounted for 14% and a U.S. government integrator represented 12% of our net product revenue in 2003.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2005, 2004, and 2003 were $5.7 million, $7.9 million, and $3.5 million, respectively.

Computation of Per Share Amounts

Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. There were no shares subject to repurchase during 2005, 2004, and 2003. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 13.3 million, 8.5 million, and 1.9 million anti-dilutive common stock equivalents for the years ended December 31, 2005, 2004, and 2003, respectively.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net income	$56,013	$47,967	$75,082

Basic:
Weighted average shares used in computing basic EPS	139,176	135,445	125,133

Basic EPS	$0.40	$0.35	$0.60

Diluted:
Weighted average shares outstanding	139,176	135,445	125,133
Add: Weighted average dilutive potential shares	4,147	7,673	10,498

Weighted average shares used in computing diluted EPS	143,323	143,118	135,631

Diluted EPS	$0.39	$0.34	$0.55

Accounting for Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, we follow the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we recognize compensation expense if options are granted with an exercise price below fair market value at the date of grant or if options are modified subsequent to the date of grant. Any resulting compensation expense is recognized either ratably over the vesting period or using variable accounting over the period from the date of modification to exercise or cancellation of the award.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accelerated Vesting of Stock Options.  On November 3, 2005, the Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. By accelerating these unvested stock options, the related compensation expense is included in the 2005 pro forma results below. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention.

The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income as reported	$56,013	$47,967	$75,082
Add: Total stock-based compensation expense included in reported net income, net of tax effect	—	—	150
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(54,034)	(42,206)	(32,962)

Pro forma net income	$1,979	$5,761	$42,270

Basic net income per share:
As reported	$0.40	$0.35	$0.60
Pro forma	$0.01	$0.04	$0.34
Diluted net income per share:
As reported	$0.39	$0.34	$0.55
Pro forma	$0.01	$0.04	$0.31

The weighted average fair value of stock options granted under all plans during 2005, 2004, and 2003 was $4.30, $8.17, and $6.15 per share, respectively. We estimate the fair value of our stock options using the Black-Scholes option pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights. Expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base expected life assumptions on historical experience as well as the contractual terms and vesting periods of the options granted. During the fourth quarter of 2005, the expected life of stock options was determined using the simplified method pursuant to the SEC’s Staff Accounting Bulletin 107. We believe this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

	Stock Option Plan			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003

Average risk free interest rate	3.72%	2.93%	2.16%	2.48%	2.12%	1.88%
Average expected life of the options	3.0 years	3.5 years	3.8 years	1.3 years	1.4 years	2.0 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	61.9%	71.9%	75.0%	63.2%	67.1%	73.7%

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of this FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R also amends SFAS No. 95, Statement of Cash Flows, to require that tax benefits from stock option exercises be classified as a financing activity, rather than an operating activity, on the statement of cash flows. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $4.5 million and $29.2 million in 2005 and 2004, respectively, in operating cash flows for the tax benefit from stock option exercises. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning on January 1, 2006 for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost for the unvested portion of awards that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that unvested portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are allowed to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have adopted SFAS 123R on January 1, 2006 using the

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified prospective method. We expect adoption of SFAS 123R to have a material adverse effect on our consolidated results of operations. The balance of unearned stock-based compensation, on a pre-tax basis, to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $51.0 million. To the extent that we grant restricted stock and additional stock options to employees and directors, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. In addition, our tax rate may fluctuate significantly between periods based on the extent of employee gains recognized on stock option exercises.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon our adoption of SFAS 123R on January 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.

In June 2005, the FASB issued FSP No. FAS 143-1 (FSP 143-1), Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive), which was adopted by the European Union (EU). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) sold to commercial users remains with the commercial user unless legislation adopted by the particular EU-member country provides for the transfer of the obligation back to the producer. The Directive has not yet been implemented in every EU country and specific EU country requirements may vary. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. FSP 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. With respect to those EU-member countries that had implemented the Directive as of December 31, 2005, we have adopted FSP 143-1 and such adoption did not have a material effect on our financial position or results of operations. With respect to those EU-member countries that had not adopted legislation to implement the Directive as of December 31, 2005, we do no expect the adoption of FSP 143-1 to have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections.  SFAS 154, which replaces APB Opinion No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28, applies to all voluntary changes in accounting principle and provides guidance on the accounting for and reporting of accounting changes and error corrections. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle while SFAS 154 requires retrospective application, or the latest practicable date, for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material effect on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151(SFAS 151), Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the types of costs that should be expensed rather than capitalized as inventory. Among other provisions, the new rule requires

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations.

3.	COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.

We provide customers with a standard one or five year hardware warranty, depending on the type of product purchased, and 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

Changes in our product warranty liability for the year ended December 31, 2005 were as follows (in thousands):

Balance, December 31, 2004	$1,498
Liabilities accrued for warranties issued during the period	1,058
Warranty claims settled during the period	(1,015)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(30)

Balance, December 31, 2005	$1,511

We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years. We do not separate extended warranty revenue from routine support service revenue, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the year ended December 31, 2005 (in thousands):

Deferred support revenue at December 31, 2004	$56,234
New support arrangements	67,662
Recognition of support revenue	(63,415)

Ending balance at December 31, 2005	$60,481

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2005 or 2004 related to these indemnifications as, historically, payments

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made related to these indemnifications have not been material to our consolidated financial position or results of operations.

Leases

We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Most of our leases contain renewal options. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara lease expires in 2010. We continue to utilize the San Jose location for our manufacturing operations and recently moved our corporate administration, research and development, and sales and marketing functions to Santa Clara. Rent expense under all operating leases was $6.7 million, $5.4 million, and $5.3 million in 2005, 2004, and 2003, respectively. At December 31, 2005, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

Operating
Leases

2006	$5,535
2007	5,228
2008	3,699
2009	2,683
2010	1,327
Thereafter	210

Total lease payments	$18,682

Purchase Commitments with Suppliers and Third-Party Manufacturers

We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of December 31, 2005, we had approximately $45.0 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.

Settlement and Patent License Agreements

On September 30, 2005, we entered into a patent cross-license agreement with IBM Corporation (IBM). Pursuant to the agreement, we paid $4.5 million to IBM in the third quarter of 2005. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $2.6 million charge in general and administrative expenses on the accompanying consolidated statements of operations in the third quarter of 2005. The remaining value under this agreement represents consideration for a three-year cross-license with IBM and is amortized ratably to the cost of product revenue.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 19, 2003, the court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but ten of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO. The stock sale allegations were found sufficient purely for pleading purposes. A similar ruling was made with respect to 62 individual defendants in the other cases. In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. The court scheduled a final approval hearing for April 24, 2006. However, there can be no assurance that the settlement will receive final approval. While final settlement approval between the plaintiffs and the issuers is pending, litigation between the plaintiffs and underwriters continues to proceed and we have received discovery requests from plaintiffs.

On May 27, 2003, Lucent Technologies Inc. (Lucent) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. Lucent also brought suit on the same patents and one additional patent against one of our competitors, Extreme Networks, Inc. (Extreme). On February 6, 2004, the District Court severed the two cases. Discovery is now closed. A Markman claim construction hearing was held on January 14, 2005. On April 15, 2005, the court issued an order construing the claims. Lucent subsequently dropped its claims against us concerning two of its four patents. We have analyzed the validity of Lucent’s remaining claims and believe that Lucent’s suit is without merit. We are committed to vigorously defending ourselves against Lucent’s claims.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At present, there is no scheduled trial date for the Lucent vs. Foundry case. During the process of severing Lucent vs. Foundry from the Lucent vs. Extreme case, the parties agreed that the Lucent vs. Extreme would be tried first. On April 27, 2005, the court commenced a jury trial between Lucent and Extreme on Lucent’s claims that Extreme infringed four Lucent patents, including the two patents remaining in the case between Lucent and us. On May  9, 2005, the jury held that Extreme did not infringe three of the four patents, including the two patents remaining in the case between Lucent and us. The jury held that a fourth patent, not asserted against us, was infringed but only awarded Lucent a small portion, totaling $274,990, of the damages Lucent had been seeking from Extreme on that one patent. However, on August 16, 2005, the court issued an order in the Lucent vs. Extreme action, vacating the jury decision and granting a new trial. On February 8, 2006, the court held a pretrial conference with Lucent and Extreme and set a trial date of September  18, 2006. We expect that after the court has retried the Lucent vs. Extreme case, it will set a trial date for our case with Lucent in Delaware.

On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an answer and counter claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an amended answer and counter claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. A Markman hearing was held on March 24, 2005. On May 24, 2005, the court issued an order setting forth the court’s claim construction. On January 1, 2006, the court issued an amended schedule, setting deadlines for discovery as well as the service of parties’ infringement contentions and expert reports. Trial in this case is scheduled to begin on June 5, 2006.

On June 21, 2005, Enterasys filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. We have engaged outside counsel and are investigating the allegations. On August 22, 2005, we filed an answer denying the allegations. A scheduling conference was held on November 3, 2005, during which the court granted a joint motion, filed by both us and Extreme, to sever the claims that Enterasys has asserted against us from those claims asserted against Extreme. The court then issued a scheduling order for Enterasys vs. Foundry providing for discovery and claim construction. The court will address claims construction issues at a Markman hearing on January 10, 2007. We are committed to vigorously defending ourselves against Enterasys’ claims.

On June 21, 2005, Alcatel USA Resources, Inc. and Alcatel Internetworking, Inc. (collectively “Alcatel”) filed a lawsuit against us in the United States District Court for the District of Delaware. Alcatel alleged that certain of our products infringe eight of its patents and is seeking injunctive relief, as well as unspecified damages. Alcatel also seeks a declaratory judgment that one of our patents (the same patent at issue in the Lucent case in Texas) is invalid and not infringed by Alcatel. We are investigating the allegations. On July 27, 2005, Alcatel filed an amended complaint asserting an additional patent, thereby bringing the total number of actual patents at issue to nine patents. A scheduling conference was held on October 12, 2005 during which the court divided the case into two phases for purposes of discovery and trial. On February 23, 2006, Alcatel selected four of its nine asserted patents with which it will go to trial in the first phase. Trial in the first phase is scheduled for April 23, 2007. A pretrial hearing on summary judgment motions and issues of claims construction has been set for February 23, 2007. We are committed to vigorously defending ourselves against Alcatel’s claims.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2005, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

4.	INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax credit carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Components of our deferred tax assets were as follows at December 31 (in thousands):

	December 31,
	2005	2004

Deferred Tax Assets:
Accrued payroll and related expenses	$2,167	$3,580
Inventory valuation reserve	17,204	13,844
Accrued warranty	594	597
Allowance for doubtful accounts	938	1,243
Write-down of minority interest	983	997
Depreciation	1,332	1,229
Research and development credits	8,964	18,482
Deferred support revenue	6,033	2,255
Other temporary differences	3,684	2,843

Total deferred tax assets	41,899	45,070
Valuation allowance	(983)	(997)

Total deferred tax assets, net of valuation allowance	$40,916	$44,073

Deferred Tax Liability:
Litigation settlement tax liability	1,297	1,795

Net deferred tax assets	$39,619	$42,278

We believe that we will likely generate sufficient taxable income in future periods to realize the tax benefits arising from our existing deferred tax assets, although there can be no assurances that we will do so. As of December 31, 2005, we had a Federal research and development tax credit carryforward of $1.3 million, a portion of which will expire beginning in 2024. We also had state tax credit carryforwards of $7.7 million, of which $7.2 million can be carried forward indefinitely and $0.5 million will expire beginning in 2009.

We are audited by various taxing authorities from time to time, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and that it may not succeed in realizing the tax benefit. We evaluate these

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

Our provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Current:
Federal	$30,940	$24,432	$40,934
Foreign	405	165	464
State	4,605	3,496	5,493

Total current	35,950	28,093	46,891

Deferred:
Federal	(6,853)	(2,600)	(2,830)
State	(560)	(227)	(1,918)

Total deferred	(7,413)	(2,827)	(4,748)

Total provision	$28,537	$25,266	$42,143

A deferred tax benefit of $7.4 million occurred despite a reduction of $2.7 million in our deferred tax assets. This was a result of a reduction in research and development credits of $10.1 million calculated with stock options, the impact of which was charged to equity. Our provision for income taxes and effective tax rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2005		2004		2003

Provision at U.S. statutory rate of 35%	$29,592	35.0%	$25,632	35.0%	$41,029	35.0%
State income taxes, net of federal benefit	3,637	4.3%	3,587	4.9%	6,044	5.2%
Federal and state research and development credits	(2,664)	(3.1)%	(2,248)	(3.1)%	(2,118)	(1.8)%
Nondeductible deferred stock compensation	—	—	—	—	92	0.0%
Export sales incentive	(1,654)	(2.0)%	(1,413)	(1.9)%	(1,884)	(1.6)%
Tax-exempt interest	(1,523)	(1.8)%	(1,185)	(1.6)%	(616)	(0.5)%
U.S. production activities deduction	(399)	(0.5)%	—	—	—	—
Valuation allowance	—	—	—	—	1,003	0.9%
Other	1,548	1.9%	893	1.2%	(1,407)	(1.2)%

Total	$28,537	33.8%	$25,266	34.5%	$42,143	36.0%

Our income taxes payable have been reduced by the tax benefits associated with certain dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $4.5 million, $29.2 million, and $46.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Preferred stock may be issued from time to time in one or more series. Our board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. No shares of preferred stock were outstanding as of December 31, 2005 and 2004.

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

Common Stock

We had 141,149,296 and 137,225,812 shares of common stock issued and outstanding at December 31, 2005 and 2004, respectively.

The following shares of common stock have been reserved and are available for future issuance as of December 31, 2005:

1996 Stock Plan	28,662,175
1999 Directors’ Stock Option Plan	3,280,000
1999 Employee Stock Purchase Plan	6,214,852
2000 Non-Executive Stock Option Plan	2,291,898

Total	40,448,925

1996 Stock Plan

Under our 1996 Stock Plan (1996 Plan), the board of directors authorized the issuance of 78,235,683 shares of common stock to employees and consultants as of December 31, 2005, of which 28,662,175 shares are available for future issuance. As of December 31, 2005, 1,219,556 options were available for future issuance and options to purchase 27,442,619 shares were outstanding under the 1996 Plan with a weighted average exercise price of $12.40 per share. Stock options granted under the 1996 Plan have an exercise price equal to the fair market value of our common stock on the date of grant. Options under the 1996 Plan vest over a vesting schedule determined by the board of directors, generally one to five years. Options granted prior to January 1, 2005, expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant. The number of shares available for issuance under the 1996 Plan will be increased on the first day of each fiscal year through 2006 by the lesser of (i) 5,000,000 shares; (ii) five percent (5%) of the shares outstanding on the last day of the immediately

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preceding fiscal year; or (iii) such lesser amount of shares as determined by the board of directors. By its terms, the 1996 Plan expires in 2006.

On January 23, 2006, our Board of Directors approved the issuance of 318,750 shares of restricted stock to executive officers under the 1996 Plan. The restricted stock had a fair value of $15.03 per share and vest 50% on the first anniversary of the grant date and 50% on the second anniversary date.

1999 Directors’ Stock Option Plan

Under the 1999 Directors’ Stock Option Plan (Directors’ Plan), each non-employee director who becomes a director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election, and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options granted prior to January 1, 2005, expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant. In June 2005, our five non-employee directors received annual grants totaling 300,000 stock options at an exercise price of $8.72 per share. As of December 31, 2005, 1,070,000 options were available for future issuance and options to purchase 2,210,000 shares were outstanding under the Directors’ Plan with a weighted-average exercise price of $32.08 per share.

2000 Non-Executive Stock Option Plan

Under the 2000 Non-Executive Stock Option Plan (Non-Executive Plan), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. Options granted prior to January 1, 2005, expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant. As of December 31, 2005, 156,890 options were available for future issuance and options to purchase 2,135,008 shares were outstanding under the Non-Executive Plan with a weighted average exercise price of $12.14 per share.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under all stock option plans during the three years ended December 31, 2005:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price($)

Balance, December 31, 2002	27,211,252	11.72
Granted	9,945,464	11.23
Exercised	(9,477,396)	6.92
Cancelled	(1,162,761)	18.55

Balance, December 31, 2003	26,516,559	12.96
Granted	11,358,800	15.30
Exercised	(4,483,154)	7.00
Cancelled	(3,353,693)	19.53

Balance, December 31, 2004	30,038,512	14.00
Granted	6,526,700	9.71
Exercised	(2,945,346)	6.85
Cancelled	(1,832,239)	14.44

Balance, December 31, 2005	31,787,627	13.75

As of December 31, 2005, an aggregate of 2,446,446 shares were available for future option grants to our employees.

The following table presents information about stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price $	Exercisable	Price $

$ 0.03 - $ 6.84	4,911,472	5.68	5.49	4,343,906	5.37
$ 6.86 - $ 8.30	4,745,071	6.93	7.81	3,854,091	7.79
$ 8.40 - $ 9.71	5,760,750	6.31	8.97	3,061,624	9.19
$ 9.76 - $ 11.50	4,857,924	5.56	10.73	3,077,357	10.97
$11.70 - $ 16.00	5,679,965	7.37	14.08	2,380,924	14.66
$17.17 - $ 36.88	4,568,545	7.77	21.97	4,429,393	22.09
$59.69 - $108.13	1,263,900	4.64	70.40	1,263,900	70.40

Total	31,787,627	6.52	13.75	22,411,195	15.04

1999 Employee Stock Purchase Plan

Under Foundry’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During 2005, 2004, and 2003 Foundry issued an aggregate of 978,138, 1,119,928,

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 817,921 shares, respectively, under the ESPP at average per share prices of $8.46, $6.52, and $6.18, respectively.

Under the 1999 Employee Stock Purchase Plan (Purchase Plan), a total of 6,214,852 shares of common stock were reserved for issuance as of December 31, 2005. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors.

6.  401(k) Plan

We provide a tax-qualified employee savings and retirement plan that entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, U.S.-based employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which was $14,000 in calendar year 2005. Employees age 50 or over may elect to contribute an additional $1,000. The 401(k) Plan provides for discretionary contributions as determined by our board of directors each year. We have a matching contribution program whereby we match dollar for dollar contributions made by each employee up to $1,250 per year for each employee. Our matching contributions to the 401(k) Plan totaled $603,000 and $517,000 in 2005 and 2004, respectively.

7.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected consolidated statement of operations data for each of the eight quarters ended December 31, 2005. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(In thousands, except per share amounts)

Total net revenue	$104,016	$97,827	$102,511	$104,750	$84,636	$96,588	$106,564	$116,067
Gross margin	68,896	63,819	65,532	67,434	52,701	58,791	66,028	71,142
Income (loss) from operations	30,291	22,454	(9,779)	20,399	10,529	10,891	18,305	26,700
Net income (loss)	$19,901	$14,988	$(3,618)	$16,696	$9,937	$9,553	$15,953	$20,570

Basic net income (loss) per share	$0.15	$0.11	$(0.03)	$0.12	$0.07	$0.07	$0.11	$0.15
Diluted net income (loss) per share	$0.14	$0.11	$(0.03)	$0.12	$0.07	$0.07	$0.11	$0.14

FOUNDRY NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period
	(In thousands of dollars)

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,833	$(862)	$820	$4,151
Allowance for sales returns	1,584	3,709	3,273	2,020
Year ended December 31, 2004:
Allowance for doubtful accounts	4,151	—	1,034	3,117
Allowance for sales returns	2,020	2,080	2,473	1,627
Year ended December 31, 2005:
Allowance for doubtful accounts	3,117	154	884	2,387
Allowance for sales returns	1,627	3,083	2,926	1,784

(1)	Deductions for allowance for doubtful accounts refer to write-offs and deductions for allowance for sales returns refer to actual returns.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on an evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, and summarized pursuant to the SEC’s rules and instructions for Form 10-K. Management’s report on the Company’s internal control over financial reporting and the related report of our independent public accounting firm are included in this Form 10-K on pages 41 and 42.

There were no significant changes to our internal controls during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information concerning our directors and executive officers required by this Item is incorporated by reference from the information contained under the caption “Executive Officers and Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Certain information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics is incorporated by reference from information contained in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)
10.1	1996 Stock Plan.*(1)
10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)
10.3	1999 Employee Stock Purchase Plan.*(2)
10.4	1999 Directors’ Stock Option Plan.*(3)
10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)
10.6	Form of Indemnification Agreement.(2)
10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division.(4)
10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd.(4)
10.9	2000 Non-Executive Stock Option Plan.*(5)
10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)
10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002.(6)
10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince.(7)
10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054.(8)
10.14	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan.*(1)
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

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

Date: March 15, 2006

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

Signature	Title	Date

/s/ Bobby R. Johnson, Jr. (Bobby R. Johnson, Jr.)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2006

/s/ Timothy D. Heffner (Timothy D. Heffner)	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Andrew K. Ludwick (Andrew K. Ludwick)	Director	March 15, 2006

/s/ Alfred J. Amoroso (Alfred J. Amoroso)	Director	March 15, 2006

/s/ C. Nicholas Keating (C. Nicholas Keating)	Director	March 15, 2006

/s/ J. Steven Young (J. Steven Young)	Director	March 15, 2006

/s/ Alan L. Earhart (Alan L. Earhart)	Director	March 15, 2006

INDEX TO EXHIBITS

Number	Description

10.14	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)