Form 10-Q
period 2006-03-31
FOUNDRY NETWORKS INC
filed 2006-05-09
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 000-26689
FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0431154 (I.R.S. Employer Identification No.)
4980 Great America Parkway
Santa Clara, CA 95054
(Address of principal executive offices, including zip code)
(408) 207-1700
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
Yes ☐ No ☑
As of May 5, 2006, there were 145,688,888 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

FOUNDRY NETWORKS, INC.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$211,386	$291,511
Short-term investments	401,282	280,868
Accounts receivable, net of allowances for doubtful accounts of $2,403 and $2,387 and sales returns of $1,317 and $1,784 at March 31, 2006 and December 31, 2005, respectively	84,208	78,351
Inventories	36,051	32,309
Deferred tax assets	30,614	29,268
Prepaid expenses and other assets	12,132	7,824

Total current assets	775,673	720,131
Property and equipment, net	11,283	10,986
Investments	176,946	173,988
Deferred tax assets	11,699	10,351
Other assets	5,976	6,468

Total assets	$981,577	$921,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,392	$22,307
Accrued payroll and related expenses	17,131	23,410
Income taxes payable	6,887	10,161
Other accrued expenses	13,581	9,545
Deferred support revenue	46,268	38,653

Total current liabilities	107,259	104,076
Deferred support revenue	22,707	21,828

Total liabilities	129,966	125,904

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at March 31, 2006 and December 31, 2005; None issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at March 31, 2006 and December 31, 2005:
Issued and outstanding — 144,706 and 141,149 shares at March 31, 2006 and December 31, 2005, respectively	14	14
Additional paid-in capital	545,575	500,856
Accumulated other comprehensive income (loss)	(38)	44
Retained earnings	306,060	295,106

Total stockholders’ equity	851,611	796,020

Total liabilities and stockholders’ equity	$981,577	$921,924

(1)	Derived from December 31, 2005 audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per
	share amounts)
Net revenues
Product	$96,063	$68,432
Service	17,938	16,204

Total net revenues	114,001	84,636

Cost of revenues:
Product	42,186	28,622
Service	2,287	3,313

Total cost of revenues*	44,473	31,935

Gross profit	69,528	52,701

Operating expenses:
Research and development	17,086	12,427
Sales and marketing	30,803	24,582
General and administrative	10,684	5,163

Total operating expenses*	58,573	42,172

Income from operations	10,955	10,529
Interest and other income, net	6,947	3,873

Income before provision for income taxes	17,902	14,402
Provision for income taxes	6,948	4,465

Net income	$10,954	$9,937

Basic net income per share	$0.08	$0.07

Weighted average shares used in computing basic net income per share	142,477	137,908

Diluted net income per share	$0.07	$0.07

Weighted average shares used in computing diluted net income per share	149,208	141,758

*	Costs and expenses for the three months ended March 31, 2006 include SFAS 123R stock-based compensation expense. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,954	$9,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,617	1,948
Stock-based compensation expense	9,649	—
Inventory provisions	2,733	5,404
Deferred tax assets	(2,694)	57
Tax benefit from stock option exercises	8,181	1,081
Excess tax benefits from stock-based compensation	(4,235)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,857)	25,240
Inventories	(6,279)	(7,647)
Prepaid expenses and other assets	(748)	(784)
Accounts payable	1,085	(1,072)
Accrued payroll and related expenses	(6,279)	(8,031)
Income taxes payable	(3,274)	7,903
Other accrued expenses	4,036	(499)
Deferred support revenue	8,494	(2,176)

Net cash provided by operating activities	18,383	31,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investments	46,050	75,200
Proceeds from maturities of available-for-sale investments	38,238	2,999
Purchases of available-for-sale investments	(19,050)	(38,350)
Purchases of held-to-maturity investments	(188,610)	(61,657)
Purchases of property and equipment, net	(2,456)	(1,325)

Net cash used in investing activities	(125,828)	(23,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	4,235	—
Proceeds from issuances of common stock	23,167	8,919

Net cash provided by financing activities	27,402	8,919

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,043)	17,147
Effect of exchange rate changes on cash	(82)	130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	291,511	112,274

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,386	$129,551

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash (paid for) refund from income taxes, net	$(4,740)	$4,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended March 31, 2006 and 2005 is unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry Networks, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Foundry Networks, Inc. and its wholly-owned subsidiaries (collectively “Foundry” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 1A, 7A, and 8, respectively, of the Foundry Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2006.
     Principles of Consolidation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the March 31, 2006 presentation.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates, judgments and assumptions are used in the recognition of revenue, stock-based compensation, accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, deferred tax assets, contingencies and similar items. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are made.
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
     Our auction rate securities are classified as available-for-sale and are carried at fair value which approximated cost. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income (loss). There have been no unrealized gains or losses recorded to date. The 2005 information below has been revised to reflect the reclassification of $17.0 million of municipal bonds as auction rate securities and, therefore, as available-for-sale investments. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and stated at amortized cost. We do not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
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
     Cash equivalents and investments consist of the following (in thousands):

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$84,462	$—	$—	$84,462
Government-sponsored enterprise securities	86,162	9	(16)	86,155
Available-for-sale:
Auction rate municipal bonds	96,875	—	—	96,875
Held-to-maturity:
Municipal bonds	23,893	—	(76)	23,817
Government-sponsored enterprise securities	457,460	3	(2,770)	454,693

	$748,852	$12	$(2,862)	$746,002

Cash equivalents	$170,624	$9	$(16)	$170,617
Short-term investments	401,282	3	(1,482)	399,803
Long-term investments	176,946	—	(1,364)	175,582

	$748,852	$12	$(2,862)	$746,002

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$125,441	$—	$—	$125,441
Government-sponsored enterprise securities	102,912	3	(61)	102,854
Available-for-sale:
Auction rate municipal bonds	84,575	—	—	84,575
Held-to-maturity:
Municipal bonds	22,974	—	(86)	22,888
Corporate bonds	1,511	—	(9)	1,502
Government-sponsored enterprise securities	345,796	—	(2,619)	343,177

	$683,209	$3	$(2,775)	$680,437

Cash equivalents	$228,353	$3	$(61)	$228,295
Short-term investments	280,868	—	(1,360)	279,508
Long-term investments	173,988	—	(1,354)	172,634

	$683,209	$3	$(2,775)	$680,437

     Municipal and corporate bonds. Unrealized losses as of March 31, 2006 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
     Government-sponsored enterprise securities (GSEs). Unrealized losses as of March 31, 2006 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.
     In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$16,047	$(38)	$8,154	$(38)	$24,201	$(76)
Government-sponsored enterprise securities	331,983	(1,666)	143,856	(1,120)	475,839	(2,786)

	$348,030	$(1,704)	$152,010	$(1,158)	$500,040	$(2,862)

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
     Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Purchased parts	$8,911	$8,008
Work-in-process	12,314	11,475
Finished goods	14,826	12,826

	$36,051	$32,309

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once specific items in inventory have been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed.
     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of March 31, 2006 and December 31, 2005, ten customers accounted for approximately 34% and 32%, respectively, of our net outstanding trade receivables.
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

	Three Months
	Ended March 31,
	2006	2005
Americas	58%	64%
EMEA	19%	17%
Japan	15%	13%
Asia Pacific	8%	6%
     Sales to the U.S. Federal government accounted for approximately 19% and 17% of our total net revenue in the three months ended March 31, 2006 and 2005, respectively.
     No individual customer accounted for more than 10% of our net product revenue for the three months ended March 31, 2006. One customer, a reseller in Japan, represented 11% of our net product revenue for the three months ended March 31, 2005.
Computation of Per Share Amounts
     Basic earnings per share (EPS) has been calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock award becomes deductible are assumed to be used by the Company to repurchase shares. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 11.7 million and 13.6 million anti-dilutive common stock equivalents for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share data)
Net income	$10,954	$9,937

Basic:
Weighted average shares outstanding	142,477	137,908

Basic EPS	$0.08	$0.07

Diluted:
Weighted average shares outstanding	142,477	137,908
Add: Weighted average dilutive potential shares	6,731	3,850

Weighted average shares used in computing diluted EPS	149,208	141,758

Diluted EPS	$0.07	$0.07

Stock-Based Compensation
     On January 1, 2006 Foundry adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. Prior to the adoption of SFAS 123R on January 1, 2006, Foundry recognized stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides supplemental implementation guidance for SFAS 123R. Foundry applied the provisions of SAB 107 in its adoption of SFAS 123R.
     Foundry adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Foundry’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $9.6 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock, and employee stock purchases. As a result of the adoption of SFAS 123R, net income for the three-months ended March 31, 2006, was $6.5 million lower than under the previous accounting method for share-based compensation. Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $4.2 million of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. See the pro forma information below for additional information.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is generally the option vesting term, using the straight-line method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Foundry’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     Stock Option Plans. Our stock option compensation plans currently consist of our 1996 Stock Plan, 1999 Director’s Stock Option Plan and 2000 Non-Executive Stock Option Plan. Stock options have an exercise price equal to the fair market value of our common stock on the date of grant. Options vest over a vesting schedule determined by the board of directors, generally one to five years. Options granted prior to January 1, 2005, expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant.
     Employee Stock Purchase Plan. Under Foundry’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. We have treated the ESPP as a compensatory plan. We recorded compensation expense of $0.9 million related to the ESPP for the three months ended March 31, 2006.
     Restricted Stock. On January 23, 2006, our Board of Directors approved the issuance of 318,750 shares of restricted stock to executive officers under the 1996 Plan. The restricted stock had a fair value of $15.03 per share and vest 50% on the first anniversary of the grant date and 50% on the second anniversary date. These restricted shares are not transferable until fully vested and are subject to a repurchase option for all unvested shares upon certain early termination. Compensation expense computed under the fair value method totaled $4.8 million and is being amortized over the 2-year vesting period.
     A summary of stock option transactions for all stock option plans for the three months ended March 31, 2006 is as follows:

		Weighted
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
	(in thousands)			(in thousands)
Balance, December 31, 2005	31,788	$13.75
Granted	2,220	$15.21
Exercised	(2,656)	$ 8.15
Forfeited/expired	(277)	$23.04

Balance, March 31, 2006	31,075	$14.25	6.18	$202,093

Vested and expected to vest at March 31, 2006	29,873	$14.32		$195,387

Exercisable	20,956	$15.45	6.36	$137,509

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of Foundry’s stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2006, was $20.3 million.
     For the first three months ended March 31, 2006, stock-based compensation expense under SFAS 123R was $9.6 million and was allocated as follows:

	Three Months
	Ended	% of
	March 31, 2006	Revenue
	(in thousands)
Cost of product revenue	$263	—
Cost of service revenue	331	—
Research and development	2,983	3%
Sales and marketing	4,187	4%
General and administrative	1,885	2%

Stock-based compensation expense before income taxes	9,649	9%

Income tax benefit	(3,190)	(3)%

Total stock-based compensation expense after income taxes	$6,459	6%

     The total stock-based compensation cost capitalized in inventory was $0.2 million as of March 31, 2006.
     At March 31, 2006, the total compensation cost related to options and restricted stock granted to officers, employees, and directors under Foundry’s stock option plans but not yet recognized was approximately $48.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years and may be adjusted for subsequent changes in estimated forfeitures.
     Cash received from option exercises and purchases under the ESPP for the first three months ended March 31, 2006 was $23.2 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards was approximately $8.2 million for the three months ended March 31, 2006.
     Prior to the adoption of SFAS 123R on January 1, 2006, our Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of November 3, 2005. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $23.0 million in pre-tax compensation expense, net of estimated forfeitures, from these options on a straight-line basis over their remaining weighted-average vesting terms of approximately two years as of December 31, 2005. Absent the acceleration of these options, pre-tax stock-based compensation expense would have been approximately $3.0 million higher for the three months ended March 31, 2006. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention.
     Determining Fair Value Under SFAS 123R
     Valuation and amortization method. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding the number of highly subjective variables.

     Expected Term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. We believe this calculation provides a reasonable estimate of expected life for our employee stock options.
     Expected Volatility-Based on guidance provided in SFAS 123R and SAB 107, our volatility assumption for the three months ended March 31, 2006 was based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry stock and the implied volatility of traded options on Foundry stock having a life of more than six months. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The Company may change its volatility assumption in the future if management believes it will generate a more representative estimate of fair value.
     Expected Dividend-The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future.
     Risk-Free Interest Rate-The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Estimated Forfeitures-The Company estimates forfeitures based on an analysis of historical actual option forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The fair value of stock option grants and employee stock purchases for the three months ended March 31, 2006 was estimated using the following weighted- average assumptions:

	Stock Option Plan	Purchase Plan
Risk free interest rate	4.4%	4.7%
Expected term (in years)	3.3	1.3
Dividend yield	—	—
Volatility of common stock	46%	39%
Estimated annual forfeitures	11%	—
Weighted-average fair value	$5.74	$5.03
     Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense if options were granted with an exercise price below fair market value at the date of grant.
     The following table illustrates the effect on reported net income and earnings per share had we accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

Three Months
Ended March
31, 2005
Net income as reported	$9,937
Less: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(10,009)

Pro forma net loss	$(72)

Basic net income per share:
As reported	$0.07
Pro forma	$0.00
Diluted net income per share:
As reported	$0.07
Pro forma	$0.00

     The following weighted-average assumptions were used to estimate the fair value of option grants and employee stock purchase plan purchase rights for the three months ended March 31, 2005. Expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We based expected life assumptions on historical experience as well as the terms and vesting periods of the options granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.57%	2.37%
Average expected life of option	3.3 years	1.3 years
Dividend yield	0%	0%
Volatility of common stock	66%	65%
Weighted-average fair value	$4.87	$4.33
Recent Accounting Pronouncements
     Except for the adoption of SFAS 123R effective January 1, 2006, no recent accounting pronouncements have been issued which would currently have a material effect on our consolidated financial position, results of operations, or cash flow.
2. COMPREHENSIVE INCOME OR LOSS
     Comprehensive income or loss is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three months ended March 31, 2006 and 2005 were insignificant and consisted entirely of foreign currency translation adjustments.
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
     Changes in product warranty liability for the three months ended March 31, 2006 were as follows (in thousands):

Balance, December 31, 2005	$1,511
Liabilities accrued for warranties issued during the period	306
Warranty claims settled during the period	(250)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(40)

Balance, March 31, 2006	$1,527

     We offer our customers renewable support arrangements that generally range from one to five years. The change in our deferred support revenue balance was as follows for the three months ended March 31, 2006 (in thousands):

Deferred support revenue at December 31, 2005	$60,481
New support arrangements	25,879
Recognition of support revenue	(17,385)

Ending balance at March 31, 2006	$68,975

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in our condensed consolidated financial statements as of March 31, 2006 or December 31, 2005 related to these indemnifications.
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of March 31, 2006, we had approximately $55.1 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Lease Commitments
     We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Most of our leases contain renewal options. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The lease expires in 2010. Our headquarters for corporate administration, research and development, and sales and marketing were relocated to the Santa Clara location in February 2006. We continue to lease approximately 100,000 square feet in San Jose, California that will be utilized for our manufacturing operations. Rent expense for the new Santa Clara office space is approximately $1.6 million per year, beginning April 1, 2005. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations-Contractual Commitments” for a tabular disclosure of our lease commitments.
     Litigation
     We remain a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the court) on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of our officers (Foundry Defendants), including our Chief Executive Officer and Chief Financial Officer, and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (IPO) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     On February 19, 2003, the court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but ten of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO. The stock sale allegations were found sufficient for pleading purposes. A similar ruling was made with respect to 62 individual defendants in the other cases. In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the court following notice to class members and an opportunity for them and others affected by the settlement to object. On April 24, 2006 the court conducted a fairness hearing on the settlement and heard arguments from both the plaintiffs and issuers in favor of the settlement as well as from both the underwriter defendants and three individual objectors against the settlement. The court did not issue a decision after hearing the argument and there is no assurance that the settlement will receive final approval. While final settlement approval between the plaintiffs and the issuers is pending, litigation between the plaintiffs and underwriters continues to proceed. We have received and cooperated with discovery requests from both the plaintiffs and underwriter defendants.
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
     At present, there is no scheduled trial date for the Lucent vs. Foundry case. During the process of severing Lucent vs. Foundry from the Lucent vs. Extreme case, the parties agreed that the Lucent vs. Extreme would be tried first. On April 27, 2005, the court commenced a jury trial between Lucent and Extreme on Lucent’s claims that Extreme infringed four Lucent patents, including the two patents remaining in the case between Lucent and us. On May 9, 2005, the jury held that Extreme did not infringe three of the four patents, including the two patents remaining in the case between Lucent and us. The jury held that a fourth patent, not asserted against us, was infringed but only awarded Lucent a small portion, totaling $274,990, of the damages Lucent had been seeking from Extreme on that one patent. However, on August 16, 2005, the court issued an order in the Lucent vs. Extreme action, vacating the jury decision and ordering a new trial, which is scheduled to begin on September 18, 2006. We expect that after the court has retried the Lucent vs. Extreme case, it will set a trial date for our case with Lucent in Delaware.
     On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleges that certain of Lucent’s products infringe one of our patents. We are seeking injunctive relief and damages. On March 22, 2004, Lucent filed an answer and counter claim seeking a declaration of invalidity as to our asserted patent. On April 9, 2004, Lucent filed an amended answer and counter claim asserting infringement of another of Lucent’s patents. We have analyzed the validity of Lucent’s counter claim and believe it is without merit. A Markman hearing was held on March 24, 2005. On May 24, 2005, the court issued an order setting forth the court’s claim construction. On January 1, 2006, the court issued an amended schedule, setting the trial date for June 5, 2006. All fact discovery is now closed and expert reports have been submitted.
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

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2006, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.
4. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2006 and 2005 were 39% and 31%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the first quarter of 2006 was primarily due to the impact of stock-based compensation, expiration of the Federal research and development credit, higher pre-tax income in the first quarter of 2006, and, to a lesser extent, lower tax-exempt interest income as compared to the first quarter of 2005.
     When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. The tax benefit associated with total share-based compensation was approximately $8.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. As we cannot record the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates will be adversely affected.
     Management believes Foundry will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $42.3 million at March 31, 2006, although there can be no assurance that it will be able to do so. In accordance with SFAS 123R, we recorded a deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $2.4 million in the first quarter of 2006.
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
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 with the exception of our accounting policies for stock-based compensation and income taxes which were modified due to our adoption of SFAS 123R as described below.
     Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS 123R and apply the provisions of SAB 107. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. We use a combination of historical and implied volatility in estimating the fair value of our stock-based awards, while the expected life was derived from the average midpoint between vesting and the contractual term, as described in SAB 107. We may change our volatility assumption in the future if management believes it will generate a more representative estimate of fair value. Further, as required under SFAS 123R, we must estimate forfeitures for stock-based awards that are not expected to vest. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. The estimated fair value, net of an estimated forfeiture rate, is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally one to five years for our stock option grants and up to two years for our employee stock purchase plan. The impact of adopting SFAS 123R is disclosed in Note 1 to the condensed consolidated financial statements.
     Income Taxes
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of March 31, 2006 and December 31, 2005 were $42.3 million and $39.6 million, respectively.
     In accordance with SFAS 123R, we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $2.4 million in the first quarter of 2006.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$96,063	84%	$68,432	81%	$27,631	40%
Service	17,938	16%	16,204	19%	1,734	11%

Total net revenue	$114,001	100%	$84,636	100%	$29,365	35%

Chassis	68,205	71%	$46,191	67%	22,014	48%
Stackable	27,858	29%	22,241	33%	5,617	25%

Total net product revenue	$96,063	100%	$68,432	100%	$27,631	40%

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

	Three Months
	Ended March 31,
	2006	2005
Americas	58%	64%
EMEA	19%	17%
Japan	15%	13%
Asia Pacific	8%	6%
     Net product revenue in the first quarter of 2006 increased 40% from the first quarter of 2005 due to an improvement in the capital spending environment in 2006, customer acceptance of our new LAN switching product families that were introduced in the last half of 2005, and expansion of our sales force from 261 sales personnel in the first quarter of 2005 to 314 in the first quarter of 2006. Net product revenue from our chassis-based products improved significantly due to customer acceptance of our new platforms introduced in 2005 and early 2006; the BigIron® RX and FastIron SuperX for the enterprise market and the NetIron® XMR for the service provider market. Sales to the U.S. Federal government accounted for approximately 19% of total net revenue for the first quarter of 2006, up slightly from 17% for the first quarter of 2005.
     Service revenue consists primarily of revenue from customer support contracts. The 11% increase in service revenue in the three months ended March 31, 2006, as compared to the same period in 2005, was due to service contract initiations and renewals from our growing installed base of networking equipment. Service revenue will experience some variability over time due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.

     No individual customer accounted for more than 10% of our net product revenue for the three months ended March 31, 2006. One customer, a reseller in Japan, represented 11% of our net product revenue for the three months ended March 31, 2005.
Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
		Gross		Gross
	$	Margin%	$	Margin %
Gross margins:
Product	$53,877	56%	$39,810	58%
Service	15,651	87%	12,891	80%

Total gross margins	$69,528	61%	$52,701	62%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The decrease in product gross margins as a percentage of net product revenue in the three months ended March 31, 2006, compared to the same period in 2005, was primarily due to higher labor and material costs associated with the initial production of new products, increased shipping costs, increased inventory provisions, and continued pricing competition.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. Service gross margins, as a percentage of service revenue, increased in the first quarter of 2006, over the same period in 2005, primarily due to lower spares inventory provisions partially offset by costs allocated from our technical support function. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
     Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess and obsolete inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors — Our gross margins and average selling prices of our products have decreased in the past and may continue to decrease as a result of competitive pressures and other factors.”
Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
		% of		% of	%
	$	Revenue	$	Revenue	Change
Research and Development	$17,086	15%	$12,427	15%	37%
Sales and Marketing	30,803	27%	24,582	29%	25%
General and Administrative	10,684	9%	5,163	6%	107%
     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, hardware and software development and testing costs, and depreciation of equipment used in research and development activities. Beginning the first quarter of 2006, research and development expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. Research and development expenses for the first quarter of 2006 increased $4.7 million from the first quarter of 2005 primarily as the result of the inclusion of non-cash stock-based compensation of $3.0 million and a $1.5 million increase in payroll-related expenses. We believe that investments in research and development, including the recruiting and hiring of engineers, are critical to our ability to remain competitive in the marketplace.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Beginning the first quarter of 2006, sales and marketing expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. Sales and marketing expenses for the first quarter of 2006 increased $6.2 million from the first quarter of 2005 primarily due to the recognition of stock-based compensation expense of $4.2 million and increased payroll-related costs of $4.0 million as a result of a 20% increase in our sales force and increased commissions expense in the first quarter of 2006. These increases were offset by a $1.1 million decrease in carrying costs associated with evaluation and demonstration inventory units at customer sites and a slight decrease in our marketing-related costs. Our sales and marketing personnel increased from 334 employees in the first quarter of 2005 to 385 in the first quarter of 2006.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. Beginning the first quarter of 2006, general and administrative expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. General and administrative expenses for the first quarter of 2006 increased $5.5 million from the first quarter of 2005 primarily due to the recognition of stock-based compensation expense of $1.9 million, an increase of $1.3 million in legal costs, and an increase in facility-related costs of $1.3 million associated with the relocation to our new headquarters in Santa Clara. We entered into a lease arrangement in March 2005 for 141,000 square feet of additional office space and moved into the new building in February 2006.
Interest and other income, net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $6.9 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $133.1 million, or 20%, from March 31, 2005 to March 31, 2006.
Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2006 and 2005 were 39% and 31%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the first quarter of 2006 was primarily due to the impact of stock-based compensation, expiration of the Federal research and development credit, higher pre-tax income in the first quarter of 2006, and, to a lesser extent, lower tax-exempt interest income as compared to the first quarter of 2005.
     When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. The tax benefit associated with total share-based compensation was approximately $8.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. As we cannot record the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates will be adversely affected.
     Liquidity and Capital Resources
     Cash and investments increased $43.2 million from December 31, 2005 to March 31, 2006 primarily due to cash generated from operations of $18.4 million and the receipt of $23.2 million of cash from issuances of common stock to employees.
     Inventories were $36.1 million and $32.3 million as of March 31, 2006 and December 31, 2005, respectively. During the first quarter of 2006, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 4.5 and 4.1 as of March 31, 2006 and December 31, 2005, respectively.
     Accounts receivable, net of allowances, increased $5.9 million during the first quarter of 2006. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, increased to 67 days as of March 31, 2006 from 61 days as of December 31, 2005. DSO increased due to less linear shipments during the first quarter of 2006, in which a higher percentage of our product revenue shipped during the last month of the quarter, as compared to the previous quarter.
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$17,475	$5,591	$8,322	$3,510	$52
Purchase commitments with contract manufacturers	55,080	55,080	—	—	—

Total contractual cash obligations	$72,555	$60,671	$8,322	$3,510	$52

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
     We anticipate that the amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, we may from time to time consider the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.
     Off-Balance Sheet Arrangements
     Other than operating leases of facilities and purchase commitments with contract manufacturers, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2006 or December 31, 2005 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our Chief Executive Officer and Chief Financial Officer have also concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Note 3, “Commitments and Contingencies-Litigation,” to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. Risk Factors
      We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 15, 2006, as set forth below. We do not believe any of the changes constitute material changes to the risk factors.
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
     Sales to our ten largest customers accounted for 36% and 39% of net product revenue for the three months ended March 31, 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the U.S. government, Mitsui, or Hewlett Packard, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 19% and 17% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
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
Our reported results of operations are and may continue to be materially and adversely affected by our adoption of SFAS 123R.
     SFAS 123R, which became effective for us on January 1, 2006, resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. In 2005 and prior periods, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under the new accounting standard, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which has lead to substantial additional compensation expense and has had a material adverse effect on our reported results of operations. To the extent that we grant restricted stock and additional stock options to employees and directors, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. In addition, our tax rate may fluctuate significantly between periods based on the extent of employee gains recognized on stock option exercises. The impact of adopting SFAS 123R is disclosed in Note 1 to the condensed consolidated financial statements. The adoption of SFAS 123R may adversely affect our stock price and management may decide to limit the use of stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.
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
     In addition, we may incur increased costs and expenses related to sales and marketing, including expansion of our direct sales operations and distribution channels, stock-based compensation, product marketing, customer support, expansion of our corporate infrastructure, legal matters, and facilities expansion. We base our operating expenses on anticipated revenue levels, and a high percentage of our expenses are fixed in the short-term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.
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
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:
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
     Although we have determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot predict the outcome of our testing in future periods and the 2005 results cannot be projected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed and we may be subject to lawsuits. We may experience a loss of public confidence and incur additional expenses, such as litigation costs, and commitment of management’s time in connection with further evaluations, which could have an adverse effect on our business and stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

Number	Description
10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

10.14	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)

By:	/s/ Timothy D. Heffner

Timothy D. Heffner
Vice President, Finance and
Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2006

Exhibit Index

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.)

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan.*(2)

10.4	1999 Directors’ Stock Option Plan.*(3)

10.5	Form of Stock Option Agreement under the registrant’s 1999 Directors’ Stock Option Plan.*(3)

10.6	Form of Indemnification Agreement. (2)

10.7	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.8	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.9	2000 Non-Executive Stock Option Plan.*(5)

10.10	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.11	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.12	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.13	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

10.14	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of Directors’ Plan reflecting the amendment for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).