Form 10-Q
period 2006-06-30
FOUNDRY NETWORKS INC
filed 2007-06-14
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 147,550,883 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 31, 2007.

FOUNDRY NETWORKS, INC.

Explanatory Note
     In June 2006, our Board of Directors formed a Special Committee of the Audit Committee (“Special Committee”) to conduct an independent review of our historical stock option granting practices. On September 22, 2006, we announced that (i) the Special Committee had preliminarily concluded that the actual accounting measurement dates for certain stock option grants likely differed from the recorded grant dates for such awards; and (ii) we had concluded that the financial statements issued by us relating to periods beginning on or after January 1, 2000 should not be relied upon. On January 22, 2007, we announced the conclusion of the Special Committee’s investigation and its findings. We also announced that our financial statements for the fiscal years 1999 through 2005 would be restated.
     In this Quarterly Report on Form 10-Q we are restating our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income for the three and six months ended June 30, 2005 and the related consolidated statement of cash flows for the six months ended June 30, 2005. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements, and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our 2006 Annual Report on Form 10-K, we are restating the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us prior to September 22, 2006, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us prior to September 22, 2006 should not be relied upon and are superseded in their entirety by our 2006 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed on or after September 22, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)	Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$251,447	$291,511
Short-term investments	366,767	280,868
Accounts receivable, net of allowances for doubtful accounts of $1,995 and $2,387 and sales returns of $2,019 and $1,784 at June 30, 2006 and December 31, 2005, respectively	72,825	78,351
Inventories	35,835	32,312
Deferred tax assets	34,523	34,000
Prepaid expenses and other assets	9,280	7,825

Total current assets	770,677	724,867
Property and equipment, net	12,267	10,986
Investments	201,370	173,988
Deferred tax assets	28,000	24,657
Other assets	7,255	6,467

Total assets	$1,019,569	$940,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,300	$22,306
Accrued payroll and related expenses	23,106	24,132
Income taxes payable	—	12,457
Other accrued expenses	14,386	9,660
Deferred support revenue	43,955	38,653

Total current liabilities	101,747	107,208
Deferred support revenue	22,357	21,827

Total liabilities	124,104	129,035

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at June 30, 2006 and December 31, 2005; None issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at June 30, 2006 and December 31, 2005:
Issued and outstanding — 145,666 and 141,149 shares at June 30, 2006 and December 31, 2005, respectively	15	14
Additional paid-in capital	692,435	622,125
Deferred stock compensation	—	(2,760)
Accumulated other comprehensive income (loss)	(302)	44
Retained earnings	203,317	192,507

Total stockholders’ equity	895,465	811,930

Total liabilities and stockholders’ equity	$1,019,569	$940,965

(1)	The condensed consolidated balance sheet as of December 31, 2005 has been restated to reflect the adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Net revenue:
Product	$89,289	$80,748	$185,352	$149,180
Service	19,137	15,840	37,074	32,044

Total net revenue	108,426	96,588	222,426	181,224

Cost of revenue:
Product	40,293	34,193	82,787	62,788
Service	2,636	3,277	5,068	6,362

Total cost of revenue	42,929	37,470	87,855	69,150

Gross margin	65,497	59,118	134,571	112,074

Operating expenses:
Research and development	16,997	13,820	37,031	24,906
Sales and marketing	31,344	27,831	65,615	50,803
General and administrative	12,117	4,953	23,176	9,015
Other charges, net	5,680	—	5,680	—

Total operating expenses	66,138	46,604	131,502	84,724

Income (loss) from operations	(641)	12,514	3,069	27,350
Interest and other income, net	8,471	3,794	15,383	7,651

Income before provision for income taxes and cumulative effect of change in accounting principle	7,830	16,308	18,452	35,001
Provision for income taxes	3,421	5,341	8,081	11,785

Income before cumulative effect of change in accounting principle	4,409	10,967	10,371	23,216
Cumulative effect of change in accounting principle, net of taxes	—	—	439	—

Net income	$4,409	$10,967	$10,810	$23,216

Basic net income per share	$0.03	$0.08	$0.08	$0.17
Weighted-average shares used in computing basic net income per share	145,279	138,627	143,886	138,269
Diluted net income per share	$0.03	$0.08	$0.07	$0.16
Weighted-average shares used in computing diluted net income per share	150,968	141,486	150,182	141,759

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
		Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,810	$23,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,958	4,483
Stock-based compensation expense	27,317	(5,765)
Provision for doubtful accounts	(392)	426
Provision for sales returns	236	73
Inventory provisions	5,253	9,067
Deferred tax assets	(3,866)	3,277
Tax benefit from stock option exercises	—	438
Excess tax benefits from stock-based compensation	(4,662)	—
Changes in operating assets and liabilities:
Accounts receivable	5,682	31,822
Inventories	(8,614)	(7,597)
Prepaid expenses and other assets	(3,703)	273
Accounts payable	(2,006)	7
Accrued payroll and related expenses	(1,025)	(3,404)
Income taxes payable	(3,818)	8,122
Other accrued expenses	4,726	(270)
Deferred support revenue	5,831	(4,714)

Net cash provided by operating activities	36,727	59,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(31,150)	(73,850)
Purchases of held-to-maturity investments	(295,629)	(112,456)
Proceeds from sales of available-for-sale investments	25,925	269,250
Proceeds from maturities of held-to-maturity investments	187,573	7,035
Purchases of property and equipment, net	(5,295)	(3,067)

Net cash provided by (used in) investing activities	(118,576)	86,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	4,662	—
Proceeds from issuances of common stock	37,469	9,939

Net cash provided by financing activities	42,131	9,939

Increase (decrease) in cash and cash equivalents	(39,718)	156,305
Effect of exchange rate changes on cash	(346)	398
Cash and cash equivalents, beginning of period	291,511	112,274

Cash and cash equivalents, end of period	$251,447	$268,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$17,923	$202

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and six months ended June 30, 2006 and 2005 is unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     Founded in 1996, Foundry Networks, Inc. (“Foundry” or the “Company”) designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers, and Internet traffic management products. We sell our products and services worldwide through our own direct sales efforts, resellers and OEM relationships. Our customers include United States government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.
     Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Foundry and its wholly-owned subsidiaries (collectively “Foundry,” “us” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Foundry Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) to be filed with the SEC.
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2006.
     Principles of Consolidation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the June 30, 2006 presentation.
     Use of Estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates, judgments and assumptions are used in the recognition of revenue, stock-based compensation, accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, income taxes, deferred tax assets, contingencies and similar items. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are made.
     Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchases under our

1999 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in conjunction with our adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the year to date June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.
     SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model and a single option award approach to determine the fair value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of restricted stock is equivalent to the market price of our common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service period, which is generally the vesting period, in our Condensed Consolidated Statement of Income.
     Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all expected-to-vest stock-based awards will continue to be recognized using the straight-line attribution method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. In our stock-based compensation expense reported under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. Upon adoption of SFAS 123R on January 1, 2006, we adjusted retained earnings by approximately $439,000. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents our estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to December 31, 2005 are forfeited.
     Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in our Condensed Consolidated Statement of Income under the provisions of APB 25. Compensation expense under APB 25 was recognized using the accelerated, multiple-option method. In accordance with APB 25, no compensation expense was recognized under our 1999 Employee Stock Purchase Plan. Stock-based compensation benefit of $(1.4) million and $(5.8) million was recognized for the three and six months ended June 30, 2005, respectively, related to employee stock-based awards. This benefit resulted from the reversal of stock-based compensation expense for certain of our variable awards due to the decrease in our stock price during this period.
     As a result of adopting SFAS 123R, stock-based compensation expense for the three and six months ended June 30, 2006, was $18.6 and $29.1 million higher, respectively, than which would have been reported had we continued to account for stock-based compensation under APB 25. Net income for the three and six months ended June 30, 2006 was approximately $11.3 and $17.7 million lower, respectively, than that which would have been reported had we continued to account for stock-based compensation under APB 25. Basic earnings per share for the three and six months ended June 30, 2006 would have been $0.08 and $0.12 higher, respectively, had we continued to account for stock-based compensation under APB 25. Diluted earnings per share for the three and six months ended June 30, 2006 would have been $0.07 and $0.12 higher, respectively, had we continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $2.8 million has been reclassified to additional paid-in capital in our condensed consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006.
     Stock-based compensation relates to the following categories by period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Cost of revenue — Product	$442	$(44)	$1,011	$(183)
Cost of revenue — Service	518	(58)	994	(286)
Research and development	3,597	(421)	9,507	(1,769)
Sales and marketing	4,065	(506)	11,699	(2,126)
General and administrative	2,289	(367)	4,545	(1,472)

Total	$10,911	$(1,396)	$27,756	$(5,836)

(1)	See Note 2, “Restatement of Condensed Consolited Financial Statements.”
     In accordance with SFAS 123R, tax benefits from employee stock plans of $4.7 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for the six months ended June 30, 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, in accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and Emerging Issues Task Force (“EITF”) Topic No. D-32, Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. In addition, we account for the indirect effects of stock-based compensation, such as research and development tax credits and the domestic manufacturing deduction, through the statement of income.
     We have elected the “long method” of computing our hypothetical APIC pool pursuant to the income tax provisions included in SFAS 123R.
     The following table summarizes the pro forma net loss and loss per share, net of related tax effect, had we applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	Restated(1)	Restated(1)
Net income	$10,967	$23,216
Add: Total stock-based compensation benefit included in reported net income, net of tax effect	(847)	(3,519)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(12,573)	(25,737)

Pro forma net loss	$(2,453)	$(6,040)

Basic net income (loss) per share:
As reported	$0.08	$0.17
Pro forma	$(0.02)	$(0.04)

Diluted net income (loss) per share
As reported	$0.08	$0.16
Pro forma	$(0.02)	$(0.04)

Weighted-average shares used in computing basic EPS	138,627	138,269
Weighted-average shares used in computing diluted EPS	141,486	141,759

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Valuation of Stock-Based Compensation
     The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.
     The fair value of stock option grants and employee stock purchases under our 1999 Employee Stock Purchase Plan for the three months and six months ended June 30, 2006 and 2005 were estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Stock Option Plan		Purchase Plan		Stock Option Plan		Purchase Plan
Risk free interest rate		4.9%		3.4%		4.7%		3.1%
Expected term (in years)	3.3	years	1.7	years	3.3	years	1.6	years
Dividend yield		0%		0%		0%		0%
Volatility of common stock		45%		60%		47%		60%

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Stock Option Plan		Purchase Plan		Stock Option Plan		Purchase Plan
Risk free interest rate		3.6%		2.6%		3.6%		2.4%
Expected term (in years)	2.6	years	1.4	years	2.8	years	1.3	years
Dividend yield		0%		0%		0%		0%
Volatility of common stock		60%		64%		62%		65%

     Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Expected Term. Prior to the fourth quarter of 2005, the expected term of options granted was based on historical experience as well as the contractual terms and vesting periods of the options. Beginning in the fourth quarter of 2005, the expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. Management believes this calculation provides a reasonable estimate of expected life for our employee stock options.
     Expected Dividend. The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future.
     Expected Volatility. Prior to the adoption of SFAS 123R on January 1, 2006, expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. In anticipation of adopting SFAS 123R, we refined our computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. Subsequent to January 1, 2006, based on guidance provided in SFAS 123R and SAB 107, our volatility assumption for the three months and six months ended June 30, 2006 was based upon equal weightings of the historical volatility of Foundry stock over the expected term of the relevant awards and the implied volatility of traded options on Foundry stock having a life of more than six months. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The Company may change its volatility assumption in the future if management believes it will generate a more representative estimate of fair value.
     Estimated Forfeitures. We estimate forfeitures based on an analysis of historical actual option forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $5.12 and $5.49 per option, respectively. The weighted-average estimated fair value of shares granted under the 1999 Employee Stock Purchase Plan during the three and six months ended June 30, 2006 was $5.14 and $4.84 per share, respectively.
     Accelerated Vesting of Stock Options
     On November 3, 2005, the Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. By accelerating these unvested stock options, the related compensation expense is included in the 2005 pro forma results above. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options which were vested by our Board of Directors in November of 2005 were subsequently determined to require remeasurement as part of the restatement. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25 we accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and has recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.
     Cash Equivalents and Investments
     We consider all investments with insignificant interest rate risk and with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities, and cash deposited in checking and money market accounts.
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

     Our auction rate securities are classified as available-for-sale and are carried at fair value which approximates cost. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income (loss). There have been no unrealized gains or losses recorded to date. The 2005 information below has been revised to reflect the reclassification of $17.0 million of municipal bonds as auction rate securities and, therefore, as available-for-sale investments. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. We do not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
     Our short-term and long-term investments are maintained and managed at three major financial institutions. Besides auction rate securities, our investment portfolio includes only marketable securities with original maturities of less than 2 years and with secondary or resale markets.
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
     Cash equivalents and investments consist of the following (in thousands):

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$85,236	$—	$—	$85,236
Government-sponsored enterprise securities	102,726	16	(34)	102,708
Available-for-sale:
Auction rate municipal bonds	100,100	—	—	100,100
Held-to-maturity:
Municipal bonds	32,626	—	(67)	32,559
Government-sponsored enterprise securities	435,412		(3,099)	432,313

	$756,100	$16	$(3,200)	$752,916

Cash equivalents	$187,963	$16	$(35)	$187,944
Short-term investments	366,767	—	(1,471)	365,296
Long-term investments	201,370	—	(1,694)	199,676

	$756,100	$16	$(3,200)	$752,916

	December 31, 2005 (Restated) (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$125,441	$—	$—	$125,441
Government-sponsored enterprise securities	102,912	3	(61)	102,854
Available-for-sale:
Auction rate municipal bonds	84,575	—	—	84,575
Held-to-maturity:
Municipal bonds	22,974	—	(86)	22,888
Corporate bonds	1,511	—	(9)	1,502
Government-sponsored enterprise securities	345,796	—	(2,619)	343,177

	$683,209	$3	$(2,775)	$680,437

Cash equivalents	$228,353	$3	$(61)	$228,295
Short-term investments	280,868	—	(1,360)	279,508
Long-term investments	173,988	—	(1,354)	172,634

	$683,209	$3	$(2,775)	$680,437

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

     Municipal and corporate bonds. Unrealized losses as of June 30, 2006 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
     Government-sponsored enterprise securities (“GSEs”). Unrealized losses as of June 30, 2006 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.
     In accordance with EITF Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$19,250	$(51)	$5,643	$(16)	$24,893	$(67)
Government-sponsored enterprise securities	359,553	(2,117)	114,484	(1,016)	474,037	(3,133)

	$378,803	$(2,168)	$120,127	$(1,032)	$498,930	$(3,200)

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
     Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
		Restated(1)
Purchased parts	$6,039	$8,008
Work-in-process	15,630	11,475
Finished goods	14,166	12,829

	$35,835	$32,312

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once a specific item in inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed.

     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of June 30, 2006 and December 31, 2005, ten customers accounted for approximately 25% and 32%, respectively, of our net outstanding trade receivables.
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
     When sales arrangements contain multiple elements (e.g., hardware and service), we apply the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting.
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
     Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Support contracts generally range from one to five years.

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
     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (“EMEA”); Japan; and Asia Pacific. Our foreign offices conduct sales, marketing and support activities. Because some of our customers, such as the United States government and multinational companies, span various geographic locations, we determine revenue by geographic region based on the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Americas	64%	66%	61%	65%
EMEA	18%	18%	19%	18%
Japan	10%	8%	12%	10%
Asia Pacific	8%	8%	8%	7%
     Sales to the United States government accounted for approximately 13% and 15% of our total net revenue in the three months ended June 30, 2006 and 2005, respectively, and 16% for both the six months ended June 30, 2006 and 2005.
     No other individual customer accounted for more than 10% of our net product revenue for the three months and six months ended June 30, 2006 and 2005.
Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. There were no shares subject to repurchase during the six months ended June 30, 2006 and 2005. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 13.0 million and 16.5 million anti-dilutive common stock equivalents for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
	(in thousands, except per share amounts)
Net income	$4,409	$10,967	$10,810	$23,216

Basic:
Weighted-average shares outstanding	145,279	138,627	143,886	138,269

Basic EPS	$0.03	$0.08	$0.08	$0.17

Diluted:
Weighted-average shares outstanding	145,279	138,627	143,886	138,269
Add: Weighted-average dilutive potential shares	5,689	2,859	6,296	3,490

Weighted-average shares used in computing diluted EPS	150,968	141,486	150,182	141,759

Diluted EPS	$0.03	$0.08	$0.07	$0.16

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

     Stockholders’ Equity
     Stock-Based Compensation Plans. We have adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with the Company. As of June 30, 2006 we had three stock-based compensation plans: the 2006 Stock Incentive Plan ( the “2006 Stock Plan”); the 1999 Directors’ Stock Option Plan; and the 2000 Non-Executive Stock Option Plan.
     On June 16, 2006, stockholders approved the adoption of the 2006 Stock Plan replacing the 1996 Stock Plan. As of June 16, 2006, no further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to employees, consultants and non-employee directors of the Company. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009; it is not an “evergreen” plan. The number of shares of the Company’s common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as restricted stock or a restricted stock unit. Stock options and stock appreciation rights under the 2006 Stock Plan must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as time-vesting conditions.
     Under the 1996 Stock Plan, 1999 Directors’ Stock Option Plan, and 2000 Non-Executive Stock Option Plans, stock options generally have an exercise price equal to the fair market value of our common stock on the date of grant. In January 2007, the Special Committee of the Audit Committee of the Board of Directors at the completion of its investigation of our historical stock option granting practices found we had granted some stock option awards at less than the fair market value on the date of grant. Additional information is discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements.” Options vest over a vesting schedule determined by our Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant for all stock-based compensation plans. Options granted for the 1999 Directors’ Stock Option Plan expire 10 years from the date of grant.
     A summary of our stock option activity for all stock option plans for the six months ended June 30, 2006 is set forth in the following table (which excludes restricted stock awards):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
	(in thousands)			(in thousands)
Balance, December 31, 2005	31,788	$13.75
Granted	5,645	$14.19
Exercised	(3,935)	$8.11
Forfeited/expired	(659)	$17.67

Balance, June 30, 2006	32,839	$14.43	5.8	$38,622

Vested and expected to vest at June 30, 2006	31,354	$14.49	5.9	$38,243

Exercisable at June 30, 2006	22,048	$15.23	6.0	$34,559

     Stock options for 5.3 million shares were granted under the 1996 Stock Plan, 0.2 million were granted under the 1999 Directors’ Stock Option Plan, and 0.1 million were granted under the 2006 Stock Plan.
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $29.8 million.
     As of June 30, 2006, there was $67.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

     Stock Award Activity. A summary of the Company’s restricted stock award activity and related information for the six months ended June 30, 2006 is set forth in the following table:

	Restricted Stock	Weighted-Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2005	—	$—
Granted	644	$14.57
Vested	0	$—
Forfeited	(12)	$14.21

Balance, June 30, 2006	632	$14.58

     These restricted stock awards which were granted under the 1996 Stock Plan vest over two years, with 50% vesting on the first anniversary of the grant date and 50% vesting on the second anniversary of the grant date. These restricted shares are not transferable until fully vested and are subject to a repurchase option for all unvested shares upon certain early termination. None of the restricted stock awards were vested as of June 30, 2006. The grant of these restricted stock awards has been deducted from the shares available for grant under our stock option plans.
     Employee Stock Purchase Plan. Under our 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the six months ended June 30, 2006 and 2005, we issued an aggregate of 581,792 and 542,331, shares, respectively, under the ESPP at average per share prices of $8.67 and $8.38, respectively.
     A total of 7,133,060 shares of common stock were reserved for issuance under the ESPP as of June 30, 2006. The number of shares reserved for issuance under the ESPP will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.
     As a result of our failure to timely file our periodic reports since the second quarter of 2006, we have suspended our employee payroll withholdings for the purchase of its common stock under the ESPP (and returned all employee contributions) from August 2006 through the filing of all its required regulatory reports. Further, on June 5, 2007, our Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007 our Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in our ESPP at the time it was suspended. The amount of the bonus paid was set by our Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP—as if acquired by the participant under the terms of the ESPP—and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, our suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. We recorded stock-based compensation expense in fourth fiscal quarter of 2006 in the amount of $0.3 million under the ESPP.
     Guarantees and Product Warranties
     FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.

     We provide customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90- day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.
     Changes in product warranty liability for the six months ended June 30, 2006 were as follows (in thousands):

Balance, December 31, 2005	$1,511
Liabilities accrued for warranties issued during the period	417
Warranty claims settled during the period	(462)

Balance, June 30, 2006	$1,466

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in our condensed consolidated financial statements as of June 30, 2006 or December 31, 2005 related to these indemnifications.
     Deferred Support Revenue
     We offer our customers renewable support arrangements that generally range from one to five years, however, the majority of our support contracts have one year terms. The change in our deferred support revenue balance was as follows for the six months ended June 30, 2006 (in thousands):

Deferred support revenue at December 31, 2005	$60,480
New support arrangements	41,903
Recognition of support revenue	(36,071)

Ending balance at June 30, 2006	$66,312

     Other Charges, Net
     Other charges, net consists of the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Litigation settlement	$5,380	$—	$5,380	$—
Stock option investigation costs	300	—	300	—

Total	$5,680	$—	$5,680	$—

     Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, clarification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of 2007. We completed our analysis and the impact of the adoption of FIN 48 on January 1, 2007 will result in an increase to retained earnings of $0.8 million. In addition, we will record a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million as part of the adoption of FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.

     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In this Form 10-Q, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and six months ended June 30, 2005 and the related consolidated statement of cash flows for the six months ended June 30, 2005. In the 2006 Form 10-K, the Company is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
Stock Option Investigation
     Our inquiry into our stock option granting practices was voluntary and began as an internal review in May 2006 in response to a report by the Center for Financial Research and Analysis entitled “Options Backdating – Which Companies are at Risk?” that identified Foundry as a company “with a moderate risk” of options backdating. In June 2006, the Audit Committee of the Board of Directors concluded that, given the preliminary findings of the internal review to date, it would be appropriate for us to conduct a formal and independent investigation of our option granting practices and a Special Committee of the Audit Committee was formed to oversee the investigation. The Special Committee retained independent counsel to conduct a comprehensive internal investigation, who in turn retained forensic accountants to assist them. Throughout the course of the investigation, the Special Committee’s independent advisers reported directly to the Special Committee, comprised of a single independent director, Alan L. Earhart, who joined our Board of Directors in 2003 and has never served on our Compensation Committee.
     The scope of the Special Committee’s investigation was extensive, and included the review of stock option grants during the period from our September 27, 1999 initial public offering through May 2006.
     Consistent with the current accounting literature and published guidance from the staff of the SEC, we organized option grants awarded during the review period into categories based on the type of granting action that occurred and the process by which a grant was finalized. We analyzed the available evidence related to each category of grants, including electronic and physical documents, document metadata (electronically recorded information about the creation or editing of documents), and witness interviews. Based on relevant facts and circumstances, we applied the applicable accounting standards to determine a measurement date for every grant within each category. If the measurement date was other than the originally recorded grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.
Judgment
     In calculating the amount of incremental stock-based compensation expense that we are required to record under generally accepted accounting principles, we made certain interpretations and assumptions and drew certain conclusions from and regarding the internal investigation findings. Where we had incomplete documentation, we considered, among other things, the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (“Chief Accountant’s Letter”). Specifically, the Chief Accountant’s Letter states that companies such as ours should use all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.
     We made certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board of Directors and certain of its committees, and the effectiveness and effect of granting actions by written consent. We also made a number of accounting interpretations, including interpreting various SEC staff views and applying those interpretations to our facts and circumstances. For example, we interpreted and applied APB 25 and related interpretations to each category of granting actions discussed below. We were required to make a determination of the correct measurement date, which under APB 25 is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.”
     We believe that the approaches we used were the most appropriate under the circumstances.
     As a result of the independent investigation, our management concluded, and the Audit Committee of the Board of Directors agreed, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements.
Summary of Stock-Based Compensation Adjustments
     We determined that the originally recorded grant dates for 151 granting actions cannot be supported as the proper measurement dates. Accordingly, after accounting for forfeitures, cancellations, vesting acceleration and other related adjustments, the Company recorded additional stock-based compensation expense and related charges, including tax effects, with regard to past stock option grants. These adjustments, shown both before and after tax, are as follows (in millions):

	Summary of Stock Option Investigation Restatement
					Decrease (Increase) to
	Pre-Tax	Income Tax Benefit		Capitalized in	Retained
Fiscal Year	Adjustments	(1)	Total Impact	Inventory (2)	Earnings
1999	$0.3	$(1.4)	$(1.1)	$—	$(1.1)
2000	38.0	(16.5)	21.5	—	21.5
2001	52.3	(21.1)	31.2	—	31.2
2002	24.1	(9.6)	14.5	(0.3)	14.2
2003	74.8	(30.1)	44.7	(0.7)	44.0

Subtotal	189.5	(78.7)	110.8	(1.0)	109.8
2004	(17.1)	6.1	(11.0)	1.2	(9.8)
2005	4.7	(2.0)	2.7	(0.2)	2.5

Total	$177.1	$(74.6)	$102.5	$—	$102.5

(1)	Income Tax Benefit includes adjustments to reflect a previously unrecorded deferred tax benefit of approximately $3.6 million related to our “cheap stock” compensation expense at the time of our initial public offering, $1.8 million of which is associated with amortization of cheap stock in 1999.

(2)	These amounts reflect the net effect of stock-based compensation cost capitalized in inventory. They represent the net change to cost of product and service revenue by year based on the compensation cost incurred as a result of the restatement and the respective inventory turnover in each affected period.
     Included in the pre-tax adjustments above is approximately $0.8 million of employment tax charges related to stock options affected by the revised measurement dates, and approximately $0.4 million of other stock-based compensation expense.
     As a result of the restatement, we recognized $102.5 million, after-tax, of stock-based compensation expense through fiscal 2005, and had approximately $2.8 million of deferred stock-based compensation expense remaining to be amortized as of December 31, 2005. On January 1, 2006, we adopted SFAS 123R. As required by SFAS 123R, the unamortized deferred compensation expense of $2.8 million at January 1, 2006 has been reclassified to additional paid-in capital.

     The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Retained Earnings	Stockholders’ Equity
1999	$2.2	$(2.3)	$1.1	$1.0
2000	96.6	(59.5)	(21.5)	15.6
2001	12.3	38.1	(31.2)	19.2
2002	(19.1)	13.1	(14.2)	(20.2)
2003	73.8	(13.8)	(44.0)	16.0

Subtotal	165.8	(24.4)	(109.8)	31.6
2004	(42.0)	17.0	9.8	(15.2)
2005	(2.6)	4.6	(2.5)	(0.5)

Total	$121.2	$(2.8)	$(102.5)	$15.9

Tax Impact of Restatement Items
     In connection with the restatement of our condensed consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The aggregate reduction in the tax provision of $74.6 million resulted in a $102.5 million restatement, net of taxes.
     Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. In the year in which any such officers exercise options that have been revised as a result of our investigation we may have compensation expense for which we are not able to take a corresponding tax deduction. We are not able to predict the likelihood of this tax benefit limitation on deductibility of our compensation expense in the future.
     Stock-based compensation expense for non-qualified stock options (including incentive stock options deemed to be non-qualified as a result of the re-measurement) was assumed to be deductible at the time of exercise, subject to limitations under Section 162(m) of the Internal Revenue Code and local country law.
     Because virtually all holders of options issued by us were neither involved in nor aware of our accounting treatment of stock options, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). We expect to record approximately $4.8 million in operating expense in future periods in relation to these items and other tax related items.
     In the restated condensed consolidated financial statements, we recorded deferred tax assets for stock compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of income in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumptions and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid-in capital to the extent of previous credits to additional paid-in capital for excess tax benefits, and then to the income tax provision.
Impact on SFAS 123 Disclosure
     Additionally, we have restated the pro forma amortization of deferred stock compensation included in reported net income, net of tax, and total stock-based employee compensation expenses determined under fair value based method, net of tax, under SFAS 123 in Note 1 to reflect the impact of the stock-based compensation expense resulting from the correction of these past stock option grants. In addition, in August 2002, we announced a stock option exchange program, pursuant to which 5,744,500 options were cancelled in September 2002 and replacement options were granted in March 2003. We determined that we under-amortized the fair value of the replacement options granted in our 2002 tender offer because we excluded approximately $85 million of unamortized fair value of the tendered grants and only included the incremental fair value associated with the March 2003 re-grant

(amortization of $14.2 million and $17.3 million pertained to fiscal 2005 and 2004, respectively). The amount of pro forma stock-based compensation expense reported in the table below has been revised to reflect the total fair value of the tendered grants.
     The following table presents the effect of the related adjustments on the pro forma calculation of the net income (loss) and income (loss) per share under SFAS 123 for the three and six months ended June 30, 2005 (in millions, except per share amounts):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net income	$9.6	$1.4	$11.0	$19.5	$3.7	$23.2
Add: Total stock-based compensation expense (benefit) included in reported net income, net of tax effect	—	(0.9)	(0.9)	—	(3.5)	(3.5)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(8.9)	(3.7)	(12.6)	(18.9)	(6.8)	(25.7)

Pro forma net income (loss)	$0.7	$(3.2)	$(2.5)	$0.6	$(6.6)	$(6.0)

Basic net income (loss) per share:
As reported	$0.07		$0.08	$0.14		$0.17
Pro forma	$0.00		$(0.02)	$0.00		$(0.04)
Diluted net income (loss) per share
As reported	$0.07		$0.08	$0.14		$0.16
Pro forma	$0.00		$(0.02)	$0.00		$(0.04)

Effect of Restatement Adjustments
          The following table presents the effects of the stock-based compensation and related tax adjustments made to our previously reported consolidated balance sheet as of December 31, 2005 (in millions):

	December 31, 2005
	As
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$291.5	$—	$291.5
Short-term investments	280.9	—	280.9
Accounts receivable, net	78.4	—	78.4
Inventories	32.3	—	32.3
Deferred tax assets	29.3	4.7	34.0
Prepaid expenses and other assets	7.8	—	7.8

Total current assets	720.2	4.7	724.9
Property and equipment, net	11.0	—	11.0
Investments	174.0	—	174.0
Deferred tax assets	10.3	14.4	24.7
Other assets	6.4	—	6.4

Total assets	$921.9	$19.1	$941.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.3	$—	$22.3
Accrued payroll and related expenses	23.4	0.7	24.1
Income taxes payable	10.2	2.3	12.5
Other accrued expenses	9.5	0.2	9.7
Deferred support revenue	38.6	—	38.6

Total current liabilities	104.0	3.2	107.2
Deferred support revenue	21.9	—	21.9

Total liabilities	125.9	3.2	129.1

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	—	—	—
Additional paid-in capital	500.9	121.2	622.1
Deferred stock compensation	—	(2.8)	(2.8)
Accumulated other comprehensive income (loss)	—	—	—
Retained earnings	295.1	(102.5)	192.6

Total stockholders’ equity	796.0	15.9	811.9

Total liabilities and stockholders’ equity	$921.9	$19.1	$941.0

          The following table presents the effects of the stock-based compensation and related tax adjustments made to our previously reported condensed consolidated statements of income for the three and six months ended June 30, 2005 (in millions, except share and per share amounts):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$96.6	$—	$96.6	$181.2	$—	$181.2
Cost of revenue	37.8	(0.3)	37.5	69.7	(0.5)	69.2

Gross margin	58.8	0.3	59.1	111.5	0.5	112.0

Operating expenses:
Research and development	14.2	(0.4)	13.8	26.6	(1.7)	24.9
Sales and marketing	28.3	(0.5)	27.8	52.9	(2.1)	50.8
General and administrative	5.4	(0.4)	5.0	10.6	(1.6)	9.0

Total operating expenses	47.9	(1.3)	46.6	90.1	(5.4)	84.7

Income from operations	10.9	1.6	12.5	21.4	5.9	27.3
Interest and other income, net	3.8	—	3.8	7.6	—	7.6

Income before provision for income taxes	14.7	1.6	16.3	29.0	5.9	34.9
Provision for income taxes	5.1	0.2	5.3	9.5	2.2	11.7

Net income	$9.6	$1.4	$11.0	$19.5	$3.7	$23.2

Basic net income per share	$0.07		$0.08	$0.14		$0.17
Weighted-average shares used in computing basic net income per share (in thousands)	138,627		138,627	138,269		138,269

Diluted net income per share	$0.07		$0.08	$0.14		$0.16
Weighted-average shares used in computing diluted net income per share (in thousands)	141,109		141,486	141,511		141,759

     The following table presents the effects of the stock-based compensation and related tax adjustments upon our previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2005 (in millions):

	Six months ended June 30, 2005
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19.4	$3.8	$23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.5	—	4.5
Stock-based compensation expense	—	(5.8)	(5.8)
Provision for doubtful accounts	0.5	—	0.5
Provision for sales returns	0.1	—	0.1
Inventory provisions	9.1	—	9.1
Deferred tax assets	—	3.3	3.3
Tax benefit from stock option exercises	1.2	(0.8)	0.4
Changes in operating assets and liabilities:
Accounts receivable	31.8	—	31.8
Inventories	(7.4)	(0.2)	(7.6)
Prepaid expenses and other assets	0.3	—	0.3
Accounts payable	—	—	—
Accrued payroll and related expenses	(3.4)	—	(3.4)
Income taxes payable	—	8.1	8.1
Other accrued expenses	7.8	(8.1)	(0.3)
Deferred support revenue	(4.7)	—	(4.7)

Net cash provided by operating activities	59.2	0.3	59.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(73.9)	—	(73.9)
Purchases of held-to-maturity investments	(112.4)	—	(112.4)
Proceeds from sales of available-for-sale investments	269.3	—	269.3
Proceeds from maturities of held-to-maturity investments	7.0	—	7.0
Purchases of property and equipment, net	(3.1)	—	(3.1)

Net cash provided by investing activities	86.9	—	86.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	10.2	(0.3)	9.9

Net cash provided by financing activities	10.2	(0.3)	9.9

Increase in cash and cash equivalents	156.3	—	156.3
Effect of exchange rate changes on cash	0.4	—	0.4
Cash and cash equivalents, beginning of period	112.3	—	112.3

Cash and cash equivalents, end of period	$269.0	$—	$269.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$0.2	$—	$0.2

3. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 were insignificant and consisted entirely of foreign currency translation adjustments.
4. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2006, we had approximately $45.6 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Litigation
     Intellectual Property Proceedings.  On May 27, 2003, Lucent filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleged that certain of Lucent’s products infringed one of our patents. On May 31, 2006, before either case went to trial, Foundry and Lucent entered into a settlement agreement that resulted in a dismissal of all litigation pending between them, a mutual release, a cross-license, and a covenant not to sue extending into the future.
     On June 21, 2005, Alcatel USA Resources, Inc. and Alcatel Internetworking, Inc., which are now subsidiaries of Alcatel-Lucent (collectively “Alcatel-Lucent”) filed a complaint, and later, an amended complaint, seeking injunctive relief, as well as unspecified damages, against us in the United States District Court for the District of Delaware. Alcatel-Lucent alleged that certain of our products infringed nine of its patents. Alcatel-Lucent also sought a declaratory judgment that one of our patents was invalid and not infringed by Alcatel-Lucent. We subsequently filed a counterclaim alleging infringement of our patent by Alcatel-Lucent. In February 2007, the parties entered into a settlement agreement that resulted in a dismissal of all litigation pending between them, a mutual release, a cross-license, and a covenant not to sue extending into the future.
     As part of the May 2006 and February 2007 settlement agreements described in the two above paragraphs, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in Other charges, net in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At June 30, 2006, the remaining value of the May 31, 2006 settlement agreement was $1.7 million and is included in other assets in the accompanying condensed consolidated balance sheet. In addition, we have recorded a liability of $2.6 million in other accrued expenses at June 30, 2006 in the accompanying condensed consolidated balance sheet for the February 1, 2007 settlement agreement.
     We also agreed to provide credits to Lucent against future purchases of our products and services until the credits are exhausted. We will record a reduction in our total net revenue as a result of these credits. We will also record a reduction in our deferred support revenue for the unrecognized support revenue related to these credits. No amounts were recorded for these credits as of June 30, 2006.
     On September 30, 2005, we entered into a patent cross-license agreement with IBM Corporation (“IBM”). Pursuant to the agreement, we paid $4.5 million to IBM in the third quarter of 2005. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $2.6 million charge in general and administrative expenses in the accompanying consolidated statements of income in the third quarter of 2005. The remaining value under this agreement represents consideration for license rights to current and future IBM patents and is amortized ratably over three years to the cost of product revenue.
     On June 21, 2005, Enterasys Networks, Inc. filed a lawsuit against us (and Extreme Networks, Inc. (“Extreme”)) in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, we filed an answer denying the allegations. Discovery is ongoing. On November 3, 2005, the Court severed Enterasys’ claims against us and Extreme into two separate cases. Currently, the Court is scheduled to have a Markman claim construction hearing on October 15, 2007. Subsequently, the Court will set a trial date. We are committed to vigorously defending ourselves against Enterasys’ claims.

     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against us in the United States District Court for the Eastern District of Michigan alleging that certain of our products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. We filed an answer and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the Court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against us. No trial date has been set. We are committed to vigorously defending ourselves against Chrimar’s claims.
     Securities Litigation.  We remain a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the District Court) on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of our officers (Foundry Defendants), including our Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     On February 19, 2003, the District Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving us. The same ruling was made in all but ten of the other cases. The court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against us and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The District Court denied the motion to dismiss the Section 10(b) claims against our remaining individual defendants on the basis that those defendants allegedly sold our stock following the IPO. The stock sale allegations were found sufficient for pleading purposes. A similar ruling was made with respect to 62 individual defendants in the other cases.
     In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the District Court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the District Court following notice to class members and an opportunity for them and others affected by the settlement to object. On April 24, 2006 the District Court conducted a fairness hearing on the settlement and heard arguments from both the plaintiffs and issuers in favor of the settlement as well as from both the underwriter defendants and three individual objectors against the settlement. While the court was considering final approval, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). Thereafter, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no assurance that the settlement may be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and then approved, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
     In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of our current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. The actions were captioned Watkins v. Johnson, et al. (Case No. 1-06-CV 068878) and Rosenbaum v. Johnson, et al. (Case No. 1-06 CV 071651). On December 27, 2006, pursuant to a Court Order, both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 106CV071651 (the “Consolidated Action”). On February 5, 2007, Plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by us were improperly backdated and that such alleged backdating resulted in alleged violations of Generally Accepted Accounting Principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, we filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay.

     On March 9, 2007, a purported Foundry stockholder served our registered agent for service of process with a putative derivative action against certain of our current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. (Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against certain of our current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW. A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al. was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by us were improperly backdated and that such alleged backdating resulted in alleged violations of Generally Accepted Accounting Principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007 Foundry filed a motion to dismiss the consolidated derivative complaint. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss.
     SEC Informal Inquiry.  The SEC has initiated an informal inquiry into our historical stock option granting practices. At the SEC’s request, we voluntarily produced certain documents to the SEC in this matter. We currently are cooperating with the SEC and expect to continue to do so.
     United States Attorney’s Office Subpoena for Production of Documents.  On June 26, 2006, we received a subpoena from the United States Attorney’s Office for the production of documents relating to our historical stock option granting practices. We have produced certain documents to the United States Attorney’s Office. We currently are cooperating with the United States Attorney’s Office and expect to continue to do so.
     The Nasdaq Stock Market Proceedings, Docket # 5181N-06. On August 14, 2006, we received a Nasdaq Staff Determination letter indicating that we were not currently in compliance with Nasdaq’s listing requirements due to the delayed filing of our Form 10-Q for the quarter ended June 30, 2006. We have received similar Additional Nasdaq Staff Determination letters with respect to our delinquent Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, and our delinquent Annual Report on Form 10-K for the year ended December 31, 2006.
     Upon our receipt of the August 14, 2006 Staff Determination Letter, we initiated an appeal with the Nasdaq Listing Qualifications Panel (the “Panel”) and had a hearing with the Panel on September 22, 2006. On December 12, 2006, we received a letter from The Nasdaq Stock Market, stating that the Panel had determined to grant our request for continued listing on The Nasdaq Global Select Market subject to certain conditions. On December 26, 2006, we filed an appeal of the Panel’s decision with the Nasdaq Listing and Hearings Review Council (the “Listing Council”). In January 2007, we received letters from The Nasdaq Stock Market stating, among other things, that the Listing Council would review the Panel’s December 12, 2006 decision and that our shares would remain listed on The Nasdaq Global Select Market pending the Listing Council’s review.
     On May 19, 2007, we received a decision from the Listing Council which granted us until June 11, 2007 to file our delinquent periodic reports and restatements, but which also provided that, if we did not meet this deadline, our securities would be suspended from trading on The Nasdaq Global Select Market at the opening of business on June 13, 2007.
     On May 21, 2007, we submitted a request to the Board of Directors of The Nasdaq Stock Market, Inc. (the “Nasdaq Board”) that it call for review the Listing Council’s May 19, 2007 decision and stay proceedings pending the Nasdaq Board’s review. On June 4, 2007, we received a letter from The Nasdaq Stock Market informing us that the Nasdaq Board has called for review the Listing Council’s May 19, 2007 decision and has stayed the Listing Council’s decision to suspend our securities from trading, pending consideration by the Nasdaq Board in July 2007.
     We have filed this report with the SEC in an effort to resume our timely reporting and to meet Nasdaq’s continued listing requirements, in order to maintain our listing eligibility on The Nasdaq Global Select Market.

     General. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2006, we have not recorded any such liabilities in accordance with SFAS 5. Further, we do not believe the outcome of legal matters pending against us would be material. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.
5. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2006 and 2005 were 44% and 33%, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 44% and 34%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the second quarter and first six months of 2006 was primarily due to the impact of increased stock-based compensation, expiration of the federal research and development credit, higher pre-tax income in the first quarter of 2006, and, to a lesser extent, lower tax-exempt interest income as compared to the first half of 2005.
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
     Management believes we will likely generate sufficient taxable income in the future to realize the tax benefits arising from our existing net deferred tax assets of $62.5 million at June 30, 2006, although there can be no assurance that we will be able to do so. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $22.6 million as of June 30, 2006. A portion or all of our deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.
     The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements in this Form 10-Q.
     Overview
     Founded in 1996, Foundry designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers, and Internet traffic management products. We sell our products and services worldwide through our own direct sales efforts, resellers and OEM relationships. Our customers include United States government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.
     Restatement of Previously-Issued Financial Statements
     In June 2006, our Board of Directors formed a Special Committee of the Audit Committee (“Special Committee”) to conduct an independent review of our historical stock option granting practices. On September 22, 2006, we announced that (i) the Special Committee had preliminarily concluded that the actual accounting measurement dates for certain stock option grants likely differed from the recorded grant dates for such awards; and (ii) we had concluded that the financial statements issued by us relating to periods beginning on or after January 1, 2000 should not be relied upon. On January 22, 2007, we announced the conclusion of the Special Committee’s investigation and its findings. We also announced that our financial statements for the fiscal years 2000 through 2005 would be restated.
     As a result of the independent investigation, our management has concluded, and the Audit Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related charges, including tax effects, with regard to past stock option grants. We are restating previously filed financial statements in this Quarterly Report on Form 10-Q and in our 2006 Annual Report on Form 10-K (“2006 Form 10-K”). These adjustments, after tax, resulted in an aggregate stock-based compensation charge of $102.5 million recorded in fiscal years 1999 through 2005.
     In this Quarterly Report on Form 10-Q we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and six months ended June 30, 2005 and the related consolidated statement of cash flows for the six months ended June 30, 2005. This restatement is more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
     In our 2006 Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements, in our 2006 Form 10-K.
     Our 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended December 31, 2005 and December 31, 2004.

     Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us prior to September 22, 2006, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us prior to September 22, 2006 should not be relied upon and are superseded in their entirety by our 2006 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed on or after September 22, 2006.
     Background of Our Stock Option Investigation. Our inquiry into our historical stock option granting practices was voluntary and began as an internal review in May 2006 in response to a report by the Center for Financial Research and Analysis entitled “Options Backdating — Which Companies are at Risk?” that identified Foundry as a company “with a moderate risk” of options backdating. In June 2006, the Audit Committee concluded that, given the preliminary findings of the internal review to date, it would be appropriate for us to conduct a formal and independent investigation of our option granting practices and a Special Committee of the Audit Committee was formed to oversee the investigation. The Special Committee retained independent counsel to conduct a comprehensive internal investigation of our historical stock option grant practices, who in turn retained forensic accountants to assist them. Throughout the course of the investigation, the Special Committee’s independent advisers reported directly to the Special Committee, comprised of a single independent director, Alan L. Earhart, who joined our Board of Directors in 2003 and has never served on our Compensation Committee.
     The scope of the Special Committee’s investigation was extensive, and included the review of all stock option grants during the period from our September 27, 1999 initial public offering through May 2006.
     In September 2006, we announced that (i) the Special Committee had preliminarily concluded that the actual accounting measurement dates for certain stock option grants awarded likely differed from the recorded grant dates for such awards; and (ii) that we had concluded that the financial statements issued by us relating to periods beginning on or after January 1, 2000 should not be relied upon. In January 2007, we announced the conclusion of the Special Committee’s investigation and its findings, which were set forth in our Current Report on Form 8-K filed on January 23, 2007. We also announced that our financial statements for the fiscal years 1999 through 2005 would be restated.
     As a result of the independent investigation, our management has concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Quarterly Report on Form 10-Q.
     The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (in millions):

	Summary of Stock Option Investigation Restatement
					Decrease (Increase) to
	Pre-Tax	Income Tax Benefit		Capitalized in	Retained
Fiscal Year	Adjustments	(1)	Total Impact	Inventory (2)	Earnings
1999	$0.3	$(1.4)	$(1.1)	$—	$(1.1)
2000	38.0	(16.5)	21.5	—	21.5
2001	52.3	(21.1)	31.2	—	31.2
2002	24.1	(9.6)	14.5	(0.3)	14.2
2003	74.8	(30.1)	44.7	(0.7)	44.0

Subtotal	189.5	(78.7)	110.8	(1.0)	109.8
2004	(17.1)	6.1	(11.0)	1.2	(9.8)
2005	4.7	(2.0)	2.7	(0.2)	2.5

Total	$177.1	$(74.6)	$102.5	$—	$102.5

(1)	Income Tax Benefit includes adjustments to reflect a previously unrecorded deferred tax benefit of approximately $3.6 million related to our “cheap stock” compensation expense at the time of our initial public offering, $1.8 million of which is associated with amortization of cheap stock in 1999.

(2)	These amounts reflect the net effect of stock-based compensation cost capitalized in inventory. They represent the net change to cost of product and service revenue by year based on the compensation cost incurred as a result of the restatement and the respective inventory turnover in each affected period.

          Findings of the Special Committee. The Special Committee reviewed the facts and circumstances surrounding stock option grants. The Special Committee’s advisors collectively spent over 18,000 hours searching more than three million pages of both physical and electronic documents and conducted more than 30 interviews of 18 current and former directors, officers, employees, consultants and legal counsel to Foundry. Based on its investigation, the Special Committee has concluded, among other things, that we lack contemporaneous evidence supporting a substantial number of the recorded option grants, and that some stock option grants were determined with the benefit of hindsight. In some instances, documents, data and interviews suggest that the option grant was prepared or finalized days or, in some cases, weeks after the option grant date recorded in our books. The affected grants include grants to existing employees, newly-hired employees, officers and directors.
          The Special Committee found that in a substantial number of cases, our President and Chief Executive Officer, Bobby Johnson, Jr., selected the grant dates for and approved option awards after the grant dates recorded in our books. However, Mr. Johnson did not receive any options in connection with these grants. Further, the Special Committee found no evidence demonstrating that Mr. Johnson was advised that our stock option granting practices had resulted or would result in a misstatement of our financial results.
          The Special Committee also found that although our former Vice President, Finance and Administration and Chief Financial Officer, Timothy D. Heffner, did not select grant dates, he was involved in the option granting process by, among other things, communicating option grants determined by Mr. Johnson to our stock option administrators and human resources group.
          Based on the evidence and findings from our internal review and the Special Committee’s independent investigation, we analyzed the measurement dates for all stock option grants awarded from the time of our initial public offering in September 1999 through May 2006 (“review period”). We believe that the Special Committee’s analysis was properly limited to the review period. In addition to analyzing all grants made during the review period, we reviewed stock option grants that were recorded between our date of inception, on May 22, 1996, and the date of our initial public offering on September 27, 1999, and found none that required accounting adjustments. The first option granting action for which an adjustment to stock-based compensation expense is required is dated September 27, 1999. We also examined grants that were made after the review period and found none that required accounting adjustments. In July 2006, we made significant changes in our stock option granting practices, and we have determined that our current equity award processes and procedures are appropriate and appropriately controlled.
          Impact of Judgments and Interpretations on Restatement Values. In calculating the amount of incremental stock-based compensation expense that we are required to record under generally accepted accounting principles, we made certain interpretations and assumptions and drew certain conclusions from and regarding the internal investigation findings. These interpretations, assumptions and conclusions may be subject to later dispute. There is also a risk that the investigation findings themselves may later be determined to be inaccurate or incomplete. These risks are particularly acute where documentation was incomplete. Where we had incomplete documentation, we considered, among other things, the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (“Chief Accountant’s Letter”). Specifically, the Chief Accountant’s Letter states that companies such as ours should use all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.
          We made certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board of Directors and certain of its committees, and the effectiveness and effect of granting actions by written consent. We also made a number of accounting interpretations, including interpreting various SEC staff views and applying those interpretations to our facts and circumstances. For example, we interpreted and applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations to each category of granting actions discussed below. We were required to make a determination of the correct measurement date, which under APB 25 is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” As previously noted, we also considered the guidance provided by the Chief Accountant’s Letter in making our determinations.
          Underlying the entire restatement are the investigation findings by the Special Committee. We had to make many assumptions and conclusions in reviewing the evidence presented to us by the Special Committee, including assumptions regarding the veracity of witnesses; the intent behind the wording of certain documents, particularly informal communications such as emails and the state of mind of persons involved in the granting process. We believe that the Special Committee was thorough in its investigation and we had access to the results of its investigation. Our process for making these assumptions and reaching these conclusions was systematic and involved interaction among the Special Committee, the Audit Committee and the current management team.
          Consistent with the current accounting literature and published guidance from the staff of the SEC, we organized option grants awarded during the review period into categories based on the type of granting action that occurred and the process by which a grant was finalized. We analyzed the available evidence related to each category of grants, including electronic and physical documents, document metadata (electronically recorded information about the creation or editing of documents), and witness interviews. Based on relevant facts and circumstances, we applied the applicable accounting standards to determine a measurement date for every grant within each category. Where documentation was incomplete, our approach was to identify as the measurement date the earlier of (a) the date the grant was reported to the Board of Directors or (b) the date the grant was entered into the equity accounting database. If the measurement date was other than the originally recorded grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.
          From our inception in 1996 until June 23, 1999, the Board of Directors awarded stock options either at a duly convened meeting or by Action by Unanimous Written Consent of the Board of Directors (“UWC”). Beginning June 23, 1999, the Board of Directors authorized Mr. Johnson, acting as a sole member Stock Option Committee of the Board of Directors (“Stock Option Committee”) to grant options to eligible employees who were not executive officers or directors of Foundry. These Stock Option Committee approvals were documented in written actions (“SOC Actions”). Grants to executive officers continued to be made principally by the Board of Directors, either at a duly held meeting or by UWC; however, from September 1999 through May 2006, the Compensation Committee awarded stock options, principally to executive officers, on three dates. Grants to Board members were made either under the self-executing provisions of the 1999 Directors’ Option Plan, or by the Board of Directors (at a duly held meeting or by UWC). In July 2006, the Board of Directors transferred the responsibilities of the Stock Option Committee to the Compensation Committee and directed it to administer all grants of stock or stock options to all employees, including officers.
          We awarded stock options or other equity based compensation through 189 granting actions occurring on 107 separate dates during the review period. The grants are aggregated by granting action as follows:
1)	ten granting actions related to persons elected or appointed to the Board of Directors (“Director Grants”);

2)	133 granting actions related to newly hired employees and routine employee promotion or bonus grants (“End-of-Month Grants”);

3)	30 granting actions made in connection with broad-based awards to non-officer employees for retention purposes (“Employee Retention Grants”);

4)	15 granting actions for awards to officers and other executive employees (“Officer Grants”), including three granting actions for awards to our Chief Executive Officer (“CEO Grants”); and

5)	one granting action deemed modified by our August 2002 tender offer.
          As discussed below, we determined that the originally recorded grant dates for 151 granting actions cannot be supported as the proper measurement dates. Accordingly, after accounting for forfeitures, cancellations, vesting acceleration and other related adjustments, we have recognized stock-based compensation expense of $177.1 million on a pre-tax basis over the vesting periods of the awards. No adjustments were required for the remaining 38 granting actions. The judgments applied, the respective adjustments made, and our assessment of the possible range of amounts of compensation expense that would have been recorded if different judgments had been applied, are summarized by grant category below:
          (1) Director Grants—During the review period, we had ten granting actions including stock option awards to non-employee directors. Approximately $2.3 million of pre-tax stock-based compensation expense has been recorded as a result of revised measurement dates in connection with these Director Grants.
          Eight director grants were automatic grants under the provisions of the 1999 Directors’ Stock Option Plan, which required no accounting adjustments. Two were director grants awarded for retention purposes pursuant to the 1996 Stock Plan and documented in actions by UWC that were dated “effective as of” February 28, 2001 and February 5, 2002. The Special Committee found that there was inadequate documentation to support the originally recorded dates of these two grants. The price of our common stock on the corrected measurement date for the February 28, 2001 grant was lower than the original option exercise price. The February 5, 2002 grant was deemed repriced and variable accounting was applied. The Board of Directors directed that the latter grant be re-priced to reflect the higher exercise price, and has decided not to re-price the former grant to the lower exercise price. Our current non-management directors who exercised re-priced options have repaid us the net after-tax difference between the initial exercise price and the corrected exercise price (approximately $86,000 in the aggregate).
          Because judgment was used in establishing one of the revised measurement dates, we performed a sensitivity analysis around potential alternative measurement dates. We developed a range of possible earlier alternative measurement dates for that grant, using the original grant date as the beginning of that range because we did not find any evidence to support a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the original grant date and the revised measurement date had been used, and determined that if an earlier measurement date had been selected based on the highest price of our common stock between February 28, 2001 and April 24, 2001, the total stock-based compensation charge would have been approximately $0.4 million higher. There was no lower price in the range that would have caused the total stock-based compensation charge for this grant to be lower. We believe that our approach was the most appropriate under the circumstances.
          (2) End-of-Month Grants— End-of-Month Grants during the review period included 133 granting actions, of which 119 were revised and resulted in approximately $63.3 million cumulative pre-tax compensation expense.
          We regularly used the last trading day of the month as the grant date for employee new hire grants and employee promotion/bonus grants. We refer to these as “End-of-Month Grants” for classification purposes even though some grants were not recorded on the last trading day of the month. The end-of-month option grant process was observed in a large majority of cases. However, because of variations in practice we concluded that it could not be established as a practice that would serve as the basis for determining appropriate accounting measurement dates for these granting actions. Our end-of-month grants were documented in written actions of the Stock Option Committee which generally were prepared shortly after month end, although in most cases there is no contemporaneous evidence to identify the specific date. The grants were subsequently entered into the stock option database, on average 14 days after month end, although the timing varied.
          As a result, we determined that (in the absence of other contemporaneous evidence indicating that the terms of awards to individual recipients were known with finality at an earlier date) measurement dates for respective granting actions involving new hire grants and employee promotion/bonus grants are the earlier of (a) the date the majority of such grants were entered into our equity accounting database (representing 100 of the 119 granting actions revised) or (b) other evidence, such as email correspondence—providing the first finalized documentation of the individual recipient’s share allocation—or the date of the Board meeting during which management reported the award of such grants—as documented in the minutes of that meeting (representing 19 of the 119 granting actions revised). We have concluded that 119 of the 133 End-of-Month granting actions require adjustment to their recorded dates.
          Because judgment was used in establishing the revised measurement dates, we performed a sensitivity analysis around the potential alternative measurement dates . We developed a range of possible earlier alternative measurement dates for those grants, using the original grant date as the beginning of that range because we did not find any evidence to support a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the original grant date and the revised measurement date had been used, and determined that if an earlier measurement date had been selected based on the highest price of our common stock in this period, the total stock-based compensation charge would have been approximately $6.9 million higher. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by approximately $59.4 million. We believe that our approach was the most appropriate under the circumstances.
          (3) Employee Retention Grants—During the review period, we had a total of 30 employee retention granting actions, of which 23 required revised measurement dates and resulted in approximately $65.8 million of cumulative pre-tax compensation expense. These employee retention grants were typically made on an annual basis as part of an extensive process that required several weeks to complete. Pursuant to formulas, guidelines and practices established by an executive team and led by our CEO (the sole member of the Stock Option Committee), managers throughout Foundry would make recommendations for grants to employees in their areas of responsibility. After the CEO had determined that the recommended grants were in accordance with established formulas, guidelines and practices, we treated the grants as final. Our practice was that Employee Retention Grants were generally awarded by the Stock Option Committee.
          For 17 employee retention grants, the number of shares that some employees were entitled to receive was not determined with finality on the stated grant dates (or we were unable to find contemporaneous documentary support that the proper approval of the grant had been given on the stated grant dates). Documentary evidence such as email messages and grant allocation lists generated by our human resources department showed that for these grants, which typically were made to a large portion of the employee population, either grantee names or stock option amounts were still subject to change on the stated grant date and were not finalized until a subsequent date. As a result, a revised measurement date for the entire granting action was required. For five additional employee retention grants, contemporaneous documentary evidence indicated that the list of grantee names and share amounts was finalized on the stated grant date and only the names or amounts of a small number of “stragglers” were added after the stated grant date. For these we determined that the original measurement date was appropriate for all but the grants made to the stragglers. The grants to stragglers were deemed to be part of a separate granting action and, accordingly, revised using a subsequent date that was supported by the best available contemporaneous documentary evidence. One additional employee retention grant was determined to have been repriced and variable accounting was applied.
     As a result, we determined that (in the absence of other contemporaneous evidence indicating that the terms of awards to individual recipients were known with finality at an earlier date) measurement dates for respective granting actions involving employee retention grants are the earlier of (a) the date the majority of such grants were entered into our equity accounting database (representing 14 of the 23 granting actions revised) or (b) the dates of Board meetings documented in minutes, email evidence, or lists of finalized shares and recipients provided to our human resources department (representing nine of the 23 granting actions revised). Because judgment was used in establishing the revised measurement dates, we performed a sensitivity analysis around potential alternative measurement dates. We developed a range of possible earlier alternative measurement dates for those grants, using the original grant date as the beginning of that range in all but two cases where email evidence supported a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the beginning date of the range and the revised measurement date had been used, and determined that if an earlier measurement date had been selected based on the highest price of our common stock in this period, total stock-based compensation charge would have been approximately $17.3 million higher. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by approximately $52.3 million. We believe that our approach was the most appropriate under the circumstances.
          (4) Officer Grants—During the review period, we had 15 granting actions that were awards of stock options to officers and other executive employees when they were hired, promoted or earned a bonus, and for purposes of retention. As a result of revising measurement dates for seven of these granting actions, approximately $22.0 million of cumulative pre-tax compensation expense was recorded.
     Terms of new hire, promotion or bonus, and retention grants to officers, which we refer to as “Officer Grants,” were generally consistent with the terms of grants awarded for similar purposes to non-executive employees. Officer Grants were awarded by the Compensation Committee or the Board of Directors, and documented either in meeting minutes or UWC. We determined that the measurement dates used for Officer Grants in 2003, 2004, 2005 and 2006 were supported by contemporaneous documentary evidence. In August 2002, Form 4 filing deadlines were shortened and there were no revised Officer Grants after this date. We determined that, in connection with some Officer Grants that we made during fiscal years 2000, 2001 and 2002, the number of shares that an individual officer was entitled to receive was not determined with finality on stated grant dates or we were unable to find contemporaneous documentary support that the proper approval of the related stock option grant had been given on stated grant dates. Our former Chief Financial Officer who exercised re-priced options has repaid us the net after-tax difference between the initial exercise price and the corrected exercise price (approximately $162,000) and has agreed to re-price any unexercised options which he holds that are being revised to reflect the price of our common stock on the new measurement dates.
     As a result, we determined that (in the absence of other contemporaneous evidence indicating that the terms of awards to individual recipients were known with finality at an earlier date) measurement dates for respective granting actions involving Officer grants are the earlier of (a) the date the majority of such grants were entered into our equity accounting database (representing one of the seven granting actions revised) or (b) the dates of faxed signature pages for UWCs, e-mail evidence, or dates of Board of Directors meetings, as documented in the minutes of those meetings (representing six of the seven granting actions revised). Because judgment was used in establishing the revised measurement dates, we performed a sensitivity analysis around potential alternative measurement dates. We developed a range of possible earlier alternative measurement dates for those grants, using the original grant date as the beginning of that range because we did not find any evidence to support a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the original grant date and the revised measurement date had been used, and determined that if earlier measurement dates had been selected based on the highest price of our common stock in this period, total stock-based compensation charge would have been approximately $0.2 million higher. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by approximately $8.4 million. We believe that our approach was the most appropriate under the circumstances.

          (5) CEO Grants—During the review period, we had three granting actions involving stock option grants to Mr. Johnson, our CEO. One award, dated August 7, 2002, was a stock option for 600,000 shares that was presented and approved at a regular meeting of the Board of Directors on that same date. A second award, dated January 31, 2006, was a stock option for 600,000 shares and an award of 75,000 restricted shares that was presented and approved at a regular meeting of the Board of Directors on that date. The third grant, dated June 10, 2004, was a stock option to purchase 400,000 shares that was approved by the Board of Directors at its March 5, 2004 meeting, together with grants to other executive officers. The exercise price of this option was established as the closing price of our common stock on the Nasdaq National Market “on or about” the date of our annual stockholder meeting, with the determination of the specific date for this option (and the other executives’ options) left in the discretion of Mr. Johnson. We have concluded that no adjustment is required for any of these granting actions.
     (6) Grant Modified by Tender Offer— On August 21, 2002, we commenced a stock option exchange program for our employees, under which employees (excluding officers and directors) were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant equal to 0.5 times the number of tendered options on or about March 21, 2003. Pursuant to the tender offer rules, participants who elected to exchange any options were also required to exchange any other options granted to him or her in the six months prior to August 20, 2002. On March 24, 2003, we issued options to purchase 2,728,850 shares of common stock to employees who participated in the tender offer (which was net of shares forfeited by terminating employees), at an exercise price of $7.76 per share, in exchange for options to purchase 5,744,500 shares of common stock that were tendered by September 20, 2002.
     We determined that the list of grantees for the employee retention granting action recorded on February 5, 2002 was not finalized on that date. As a result, this 4,744,200 share grant was revised with a new grant date of March 14, 2002. Contemporaneous evidence clearly showed that the revised measurement date fell within the six month look-back period prior to the date of the tender offer consummation. Since any stock options granted to tender participants in the six-month look-back period were subject to modification by the tender offer, variable accounting is required to be applied to certain of the untendered options. As a result, we recognized additional compensation expense of $22.5 million, related to 2,642,800 of the March 14, 2002 untendered options. We did not assess a possible range of amounts of compensation expense for this grant based on alternate measurement dates, because there were no earlier alternative measurement dates that would have impacted these untendered options.
     The remaining 2,101,400 stock options from the original employee retention granting action have been determined to be fixed options with a revised measurement date of March 14, 2002. Variable accounting treatment is not applied to these shares because (i) the holders did not participate in the tender offer or (ii) the stock options the holders were awarded as part of the employee retention grant exceeded the number of stock options that were deemed repriced through the tender offer.
     All references to the number of option shares, option exercise prices and share prices have been adjusted for stock splits.
     We recorded additional stock-based compensation expense and related changes, including tax effects, as a result of these adjustments for past stock option grants discussed above. These adjustments, shown both before and after tax are as follows (in millions):

	1999	2000	2001	2002	2003	2004	2005	Total
Director Grants	$—	$—	$—	$0.1	$4.3	$(2.2)	$0.1	$2.3
End-of-Month Grants	0.3	24.1	22.0	12.5	3.5	—	0.9	63.3
Employee Retention Grants	—	10.4	22.9	8.7	13.1	7.9	2.8	65.8
Officer Grants	—	3.5	7.0	2.1	16.7	(7.7)	0.4	22.0
CEO Grants	—	—	—	—	—	—	—	—
Grant Modified by Tender Offer	—	—	—	0.7	36.9	(15.5)	0.4	22.5
Other, net (1)	—	—	0.4	—	0.3	0.4	0.1	1.2

Pre-tax stock-based compensation expense adjustments (2)	0.3	38.0	52.3	24.1	74.8	(17.1)	4.7	177.1
Income tax (benefit)/expense	(1.4)	(16.5)	(21.1)	(9.6)	(30.1)	6.1	(2.0)	(74.6)

Net stock-based compensation expense/(benefit) adjustments	$(1.1)	$21.5	$31.2	$14.5	$44.7	$(11.0)	$2.7	$102.5

(1)	Other, net represents related employment tax charges and other stock-based compensation charges.

(2)	Includes the following amounts attributable to the impact of variable accounting: 1999, $0; 2000, $0; 2001, $0; 2002, $0.9 million; 2003, $59.4 million; 2004, $(27.0) million; 2005, $0.9 million; total, $34.2 million. We determined that as a result of revised measurement, eleven granting actions required both a revised measurement dates and the application of variable accounting. Generally, variable accounting resulted because strong evidence indicated that the grant was approved at an earlier date (often a Board meeting). However, the granting action was not recorded at that date, and was instead recorded at a subsequent grant date at a lower price than the earlier date that we determined to be when the grant was originally awarded.
     As a result of the restatement, we recognized $102.5 million, after-tax, of stock-based compensation expense through fiscal 2005, and had approximately $2.8 million of deferred stock-based compensation expense remaining to be amortized as of December 31, 2005. As described in Note 1 of Notes to Condensed Consolidated Financial Statements in this Report, on January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $2.8 million at January 1, 2006 has been reclassified to additional paid-in capital.
     The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Retained Earnings	Stockholders’ Equity
1999	$2.2	$(2.3)	$1.1	$1.0
2000	96.6	(59.5)	(21.5)	15.6
2001	12.3	38.1	(31.2)	19.2
2002	(19.1)	13.1	(14.2)	(20.2)
2003	73.8	(13.8)	(44.0)	16.0

Subtotal	165.8	(24.4)	(109.8)	31.6
2004	(42.0)	17.0	9.8	(15.2)
2005	(2.6)	4.6	(2.5)	(0.5)

Total	$121.2	$(2.8)	$(102.5)	$15.9

Tax Impact of Restatement Items
     In connection with the restatement of our condensed consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The tax impact of the restatement for stock-based compensation expense reduced (increased) the tax provision for fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005 by $1.4 million, $16.5 million, $21.1 million, $9.6 million, $30.1 million, ($6.1) million and $2.0 million respectively. The aggregate reduction in tax provision of $74.6 million resulted in a $102.5 million restatement, net of taxes. In addition, we determined that in connection with the restated stock-based compensation expense a related expense for employment taxes should have been recorded in the amount of approximately $800,000. We recorded this expense in the period of exercise because employers have an obligation to withhold taxes from employees upon the exercise of nonqualified stock options, and the employer’s liability for taxes is joint and several along with the employee. The liability was subsequently released in the period the respective statute of limitation lapsed.
     Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. In the year in which any such officers exercise options that have been revised as a result of our investigation we may have compensation expense for which we are not able to take a corresponding tax deduction. We are not able to predict the likelihood of this tax benefit limitation on deductibility of our compensation expense in the future.
     Stock-based compensation expense for non-qualified stock options (including incentive stock options deemed to be non-qualified as a result of the re-measurement) was assumed to be deductible at the time of exercise, subject to limitations under Section 162(m) of the Internal Revenue Code and local country law.

     Because virtually all holders of options issued by us were neither involved in nor aware of our accounting treatment of stock options, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). We expect to record approximately $4.8 million in operating expense in future periods in relation to these items and other tax related items.
     In the restated condensed consolidated financial statements, we recorded deferred tax assets for stock compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of income in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumptions and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid-in capital to the extent of previous credits to additional paid-in capital for excess tax benefits, and then to the income tax provision.
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2006 with the exception of our accounting policies for stock-based compensation and income taxes which were modified due to our adoption of SFAS 123R as described below.
     Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS 123R and apply the provisions of SAB 107. We adopted SFAS 123R using the modified prospective transition method effective January 1, 2006. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. We use a combination of historical and implied volatilities to derive expected volatility. Expected life was derived using the average midpoint between vesting periods and the contractual term, as described in SAB 107. We may change our volatility assumption in the future if management believes it will generate a more representative estimate of fair value. Further, as required under SFAS 123R, we must estimate forfeitures for stock-based awards that are not expected to vest. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, our stock-based compensation expense could be materially different in the future if factors change and we use different assumptions. The estimated fair value, net of an estimated forfeiture rate, is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally one to five years for our stock option grants and restricted stock grants and up to two years for our employee stock purchase plan. The impact of adopting SFAS 123R is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     Income Taxes
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of June 30, 2006 and December 31, 2005 were $62.5 million and $58.7 million, respectively.
     In accordance with SFAS 123R, we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $22.6 million as of June 30, 2006. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if we do not have a sufficient hypothetical additional paid-in capital pool under SFAS 123R to decrease additional paid-in capital.
     Results of Operations
     Net Revenue
     We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. A chassis uses a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network or reconfigure the chassis for use in the backbone or core of their network. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$89,289	82%	$80,748	84%	$8,541	11%
Service	19,137	18%	15,840	16%	3,297	21%

Total net revenue	$108,426	100%	$96,588	100%	$11,838	12%

Net product revenue:
Chassis	60,717	68%	52,021	64%	8,696	17%
Stackable	28,572	32%	28,727	36%	(155)	(1)%

Total net product revenue	$89,289	100%	$80,748	100%	$8,541	11%

	Six Months Ended June 30,
	2006		2005
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$185,352	83%	$149,180	82%	$36,172	24%
Service	37,074	17%	32,044	18%	5,030	16%

Total net revenue	$222,426	100%	$181,224	100%	$41,202	23%

Net product revenue:
Chassis	128,921	70%	98,212	66%	30,709	31%
Stackable	56,431	30%	50,968	34%	5,463	11%

Total net product revenue	$185,352	100%	$149,180	100%	$36,172	24%

     We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (“EMEA”); Japan; and Asia Pacific. Because some of our customers, such as the United Sates government and multinational companies, span various geographic locations, we determine revenue by geographic region based on the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Americas	64%	66%	61%	65%
EMEA	18%	18%	19%	18%
Japan	10%	8%	12%	10%
Asia Pacific	8%	8%	8%	7%
     Net product revenue increased 11% and 24% in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to increased customer acceptance of our new LAN switching product families and expansion of our sales organization from 277 sales personnel in the second quarter of 2005 to 345 in the second quarter of 2006. Net product revenue from our chassis-based products improved significantly due to customer acceptance of our new RX and SuperX platforms introduced in 2005 for the enterprise markets. Sales to the United States government accounted for approximately 13% of total net revenue for the second quarter of 2006, down from 15% in the second quarter of 2005 but were unchanged in absolute dollars. We believe that in the second quarter of 2006 our sales to the United States government experienced weakness due to the delayed approval of certain federal budgets. Sales to the United States government for the six months ended June 30, 2006 and 2005 remained at 16% of total net revenue. Our product sales volume, as measured in units sold, increased 6% and 22% in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 and our average selling prices stayed flat as we experienced a moderate amount of price erosion offset by a shift towards more expensive chassis platforms. We expect our product revenue to increase in the second half of 2006 due to increased customer acceptance of our recently introduced products and our larger sales force.
     No other individual customer accounted for more than 10% of our net product revenue for the three months and six months ended June 30, 2006.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with terms ranging from one to five years, most service contracts are purchased with a one year term. The 21% and 16% increases in service revenue in the three months and six months ended June 30, 2006, respectively, compared to the same periods in 2005, were due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. Our customer base grew by approximately 1600 new accounts from June 30, 2005 to June 30, 2006. While we expect that our service revenue will continue to grow through the second half of 2006 as our base of installed products continues to grow, we expect over time to experience some variability in our service revenue trend due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.
     Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
			Restated(1)				Restated(1)
Gross margins:
Product	$48,996	55%	$46,555	58%	$102,565	55%	$86,392	58%
Service	16,501	86%	12,563	79%	32,006	86%	25,682	80%

Total gross margins	$65,497	60%	$59,118	61%	$134,571	61%	$112,074	62%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The decrease in product gross margins as a percentage of net product revenue in the three and six months ended June 30, 2006, compared to the same periods in 2005, were primarily due to higher labor cost, which includes stock-based compensation, and material costs associated with the initial production of new products, increased shipping costs, increased inventory provisions, and continued pricing competition.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. Service gross margins, as a percentage of service revenue, increased in the three and six months ended June 30, 2006, over the same periods in 2005, primarily due to lower spares inventory reserve requirements partially offset by increased costs allocated from our technical support function. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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
     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
			Restated(1)					Restated(1)
Research and development	$16,997	16%	$13,820	14%	23%	$37,031	17%	$24,906	14%	49%
Sales and marketing	31,344	29%	27,831	29%	13%	65,615	29%	50,803	28%	29%
General and administrative	12,117	11%	4,953	5%	145%	23,176	10%	9,015	5%	157%
Other charges, net	5,680	5%	—	—	100%	5,680	3%	—	—	100%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, consulting and testing costs, and depreciation of equipment used in research and development activities. Beginning the first quarter of 2006, research and development expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. The restated expenses for 2005 include non-cash stock-based compensation expense pursuant to APB 25.
     Research and development expenses for the three months and six months ended June 30, 2006 increased $3.2 million and $12.1 million, respectively, compared to the same periods in 2005. Stock-based compensation expense increased $4.0 million and $11.3 million in the three months and the six months ended June 30, 2006, respectively, which was partially offset by a decrease in prototype material spending of $1.6 million and $1.3 million for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. Our research and development headcount increased from 193 in the second quarter of 2005 to 209 in the second quarter of 2006. We believe that investments in research and development, including the recruiting and hiring of engineers and spending on prototype development are critical to our ability to remain competitive in the marketplace.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Beginning the first quarter of 2006, sales and marketing expenses include non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. The restated expenses for 2005 include non-cash stock-based compensation expense pursuant to APB 25.
     Sales and marketing expenses for the three months and six months ended June 30, 2006 and 2005 increased $3.5 million and $14.8 million, respectively, compared to the same periods of 2005. Stock-based compensation expense increased $4.6 million and $13.8 million in the three months and the six months ended June 30, 2006, respectively, compared to the same periods of 2005. Sales department payroll, fringe benefits and commission expenses increased by $3.4 million and $7.4 million for the three months and the six months ended June 30, 2006, respectively. The payroll and fringe benefits expenses increased as a result of the increase in our sales and marketing headcount from 349 employees in the second quarter of 2005 to 407 in the second quarter of 2006. These increases were partially offset by lower carrying costs associated with a reduction in the level of evaluation and demonstration inventory at customer sites of $1.9 million and $3.0 million for the three months and six months ended June 30, 2006, respectively, as compared to the same periods of 2005. Marketing-related costs for advertising and trade shows also decreased by $1.3 million and $1.2 million for the three months and six months ended June 30, 2006, respectively, as compared to the same periods of 2005.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. Beginning the first quarter of 2006, general and administrative expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. The restated expenses for 2005 include non-cash stock-based compensation expense pursuant to APB 25.
     General and administrative expenses for the three months and six months ended June 30, 2006 increased $7.2 million and $14.2 million, respectively, compared to the same periods of 2005. Legal costs increased by $2.4 million and $3.7 million for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. Legal costs increased primarily due to higher patent litigation expenses in 2006. Payroll, fringe benefit and recruiting costs increased by $1.1 million and $1.9 million, respectively, for the three months and six months ended June 30, 2006. Facility-related costs increased by $0.4 million and $1.7 million, respectively, for the three and six months ended June 30, 2006. The facility-related cost increase was due primarily to an increase in costs related to our new headquarters facility in Santa Clara, which we leased in March 2005. Stock-based compensation expense increased $2.7 million and $6.0 million in the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. We expect general and administrative expenses to grow in absolute dollars for the second half of 2006.
          Other charges, net consist primarily of litigation settlement charges and charges relating to professional fees and other costs associated with the investigation of stock option grants to our employees.
•	Litigation settlement charges of $5.4 million were recognized in the three and six months ended June 30, 2006, respectively, in connection with settlement agreements reached separately, by Foundry with Lucent and Alcatel-Lucent. Litigation settlement charges pertained primarily to the accrual of fees earned by Lucent and Alcatel-Lucent related to past periods.

•	For the three and six months ended June 30, 2006, costs of $0.3 million were incurred for the independent review of our stock option practices, which began in June 2006. In June 2006 our Audit Committee formed a Special Committee and with the assistance of independent legal counsel and outside accounting experts commenced a review of our stock option practices and accounting. As of June 30, 2006, the investigation was not complete and additional costs of $7.1 million were incurred through the remainder of 2006.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $8.5 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively. We recorded interest and other income of $15.4 million and $7.7 million for the six months ended June 30, 2006 and 2005, respectively. These increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $135.4 million, or 20%, from June 30, 2005 to June 30, 2006.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2006 and 2005 were 44% and 33%, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 44% and 34%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the second quarter and first half of 2006 were primarily due to the impact of lower stock-based compensation deductions, expiration of the federal research and development credit, and, to a lesser extent, lower tax-exempt interest income as compared to the first half of 2005.
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
     Liquidity and Capital Resources
     Cash and investments increased $73.2 million from December 31, 2005 to June 30, 2006 primarily due to cash generated from operations of $36.7 million and the receipt of $37.5 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $10.8 million, plus adjustments for non-cash charges, including $27.3 million of stock-based compensation expense, $5.3 million of inventory provisions and $5.0 million of depreciation and amortization, partially offset by a net decrease in operating assets and liabilities of $2.9 million, an increase in deferred tax assets of $3.9 million and a decrease in excess tax benefits from stock-based compensation of $4.7 million.
     Inventories were $35.8 million and $32.3 million as of June 30, 2006 and December 31, 2005, respectively. During the first half of 2006, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 5.2 and 4.1 as of June 30, 2006 and December 31, 2005, respectively.
     Accounts receivable, net of allowances, decreased $5.5 million during the first half of 2006. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 60 days and 61 days for the three months ended as of June 30, 2006 and December 31, 2005, respectively.
     The amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, we do from time to time consider the repurchase of shares, strategic investments to gain access to new technologies, or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital. We have funded our business primarily through our operating activities and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months.
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$16,330	$5,792	$9,995	$543	$—

Purchase commitments with contract manufacturers	45,642	45,642	—	—	—

Total contractual cash obligations	$61,972	$51,434	$9,995	$543	$—

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
     Off-Balance Sheet Arrangements
     Other than operating leases of facilities and purchase commitments with contract manufacturers, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources

     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2006 or December 31, 2005 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     On September 22, 2006, we issued a Current Report on Form 8-K to report that our historical financial statements should no longer be relied upon. On January 23, 2007, we filed another Current Report on Form 8-K to report that the Special Committee investigating our option practices had completed its review of all grants made between September 27, 1999 (the date of our initial public offering) and May 31, 2006. As a result of the review of our past stock option granting practices and the related accounting, our management, including our CEO and CFO, concluded that we had control deficiencies that were significant and amounted to material weaknesses in our internal control over financial reporting prior to 2006, as discussed below. Based on our evaluation as of June 30, 2006, our CEO and CFO have concluded that we had a material weakness in internal control over financial reporting relating to stock option granting practices and our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.
Stock Options Granting Practices Review and Restatement Related to Stock Options
     On June 27, 2006, we announced the formation of a Special Committee of the Audit Committee of the Board of Directors (“Special Committee”) to conduct an independent review of our stock option granting practices. On September 22, 2006, we announced that the review by the Special Committee had discovered irregularities related to the measurement dates used to record certain stock option grants made between 2000 and 2003. We also announced that our financial statements filed on or after January 1, 2000 should no longer be relied upon. On January 22, 2007, we announced the conclusion of the Special Committee’s investigation and its key findings, which were set forth in our Current Report on Form 8-K filed on January 23, 2007.
     Based on its investigation, the Special Committee has concluded, among other things, that we lack contemporaneous evidence supporting a substantial number of the recorded option grants and that some stock option grants were determined with the benefit of hindsight. In some instances, documents, data and interviews suggest that the option grant was prepared or finalized days or, in some cases, weeks after the option grant date recorded in our books. The affected grants include grants to existing employees, newly-hired employees, officers and directors. The Special Committee found that in a substantial number of cases, our then Chairman of the Board, and then and current President and Chief Executive Officer, Mr. Bobby Johnson, Jr., selected the grant dates for and approved option awards after the grant dates recorded in our books. Mr. Johnson did not, however, receive any options in connection with these grants. Further, the Special Committee found no evidence demonstrating that Mr. Johnson was advised that our stock option granting practices had resulted or would result in a misstatement of our financial results. The Special Committee also found that although our then Vice President, Finance and Administration and Chief Financial Officer, Timothy D. Heffner, did not select grant dates, he was involved in the granting process by, among other things, communicating option grants determined by Mr. Johnson to our stock option administrators and human resources group. Mr. Heffner was a recipient of a limited number of stock options for which the measurement dates will be modified.
     We believe these errors were the result of control deficiencies that included:
•	Grants were often effected by written actions that contained “Effective as of” language to indicate the grant date, rather than being effected at meetings of the Board of Directors or committees of the Board of Directors, or using a written action that was manually dated and effecting a granting action with the grant date based on the date of the manual signatures.

•	Grants to non-officers were delegated to a sole member Stock Option Committee consisting of our CEO, which made it more difficult to confirm that the actions of the sole member committee were taken on the dates indicated on the granting actions.

•	Minutes of meetings where granting actions were made were not prepared on a contemporaneous basis, which made it more difficult to confirm that the persons identified as receiving grants, and the number of shares covered by such grant, had been finally determined at the time of the meeting where the granting actions were made.

•	We lacked a formal policy for issuing stock options, which contributed to our lack of contemporaneous documentation and to inadequate attention to process considerations.
     We concluded that these control deficiencies were significant and constituted a material weakness in our internal control over financial reporting as of June 30, 2006.
Remedial Measures Instituted by Foundry
     Section 403 of the Sarbanes-Oxley Act of 2002 mandated new reporting requirements that apply when we issue securities to our insiders, including our executive officers and directors. Prior to the Sarbanes-Oxley Act, insiders were required to file Forms 4, to report transactions in our securities, no later than 10 days after the end of the month in which the transaction occurred. Section 403 shortened the Form 4 filing period to the two business days following the insider’s securities transaction. Compliance with Section 403 has significantly reduced the risk for stock option price manipulation by insiders, who now must publicly report stock option grants within just two business days after the grant date.
     On July 20, 2006, the Board of Directors adopted new policies for the administration of all equity compensation awards granted to officers, employees and service providers. The Board of Directors specified that the Compensation Committee is to administer all equity compensation awards, and that all equity awards must be approved at a meeting of the Compensation Committee held on the last business day of each month or on the next business day on which a quorum is available.
     Since July, we have also implemented the following practices for our equity awards to employees and service providers:
•	Our General Counsel or his designee takes the minutes of Compensation Committee meetings.

•	Details of grant recommendations are circulated in advance of each meeting, and the Compensation Committee approves the grantee names and share amounts at the meeting.

•	The exercise price of each stock option grant is the closing price of our common stock on the date that the Compensation Committee approved the grant.

•	Stock option grants are made only after they are approved by the Compensation Committee and no changes are made after the Compensation Committee’s approval.

•	All grants are communicated to employees within a relatively short period after the grant date, as required by applicable accounting rules.

     On September 9, 2006, we appointed our Vice President and Controller, Daniel W. Fairfax, to the position of Principal Accounting Officer. Mr. Fairfax, 51, had been our Vice President and Corporate Controller since May 2006.
     Beginning in the third quarter of 2006, we expanded our Sarbanes-Oxley testing procedures relating to our new option approval process for annual and monthly grants, and revised existing control documentation to describe the revised approval and grant process.
     On November 8, 2006, our Board of Directors formed an Executive Committee, consisting of the independent directors, and authorized it on behalf of the Board of Directors as a whole to consider, adopt and implement remedial measures in light of the findings of the Special Committee. The Executive Committee, on behalf of the Board of Directors, has taken the following actions, among others:
•	The Executive Committee determined that the positions of the Chairman of the Board and Chief Executive Officer should be held by different persons. Accordingly, on January 19, 2007, Mr. Johnson resigned as Chairman of the Board, and the Board of Directors elected director Alfred J. Amoroso as Chairman. Mr. Amoroso has served as a member of our Board of Directors since October 2000. He also serves as President and Chief Executive Officer of Macrovision Corporation and as a member of its Board of Directors. Mr. Johnson continues to serve as a member of our Board of Directors, and as our President and CEO.

•	The Board of Directors accepted the resignation of Mr. Heffner as Vice President, Finance and Administration and Chief Financial Officer on January 19, 2007, and Mr. Heffner assumed a new role as Vice President of Corporate Development. His role as Vice President of Corporate Development does not involve accounting or financial reporting responsibilities. Mr. Heffner has repaid us the net after-tax difference between the initial exercise price for two options he exercised for which the measurement date has been changed, and the price of the shares on the new measurement dates, an amount of approximately $162,000. All unexercised options which he holds which have been remeasured were repriced to reflect the price of our stock on the new measurement dates.
     On January 19, 2007, we appointed Mr. Fairfax to the office of Vice President, Finance and Administration and Chief Financial Officer, following Mr. Heffner’s resignation from these positions. The Special Committee found that there was inadequate documentation for stock options awarded to members of our Board of Directors on two dates. The price of our stock on the corrected measurement date for one of those grants was lower than the original exercise price of the options. The price of our stock on the corrected measurement date for the other grant was higher than the exercise price of that option. The Board of Directors directed that the latter grant be re-priced to reflect a higher exercise price, and decided not to re-price the former grant to a lower exercise price. Our non-management directors who received and exercised any of the options that had been recorded with the lower exercise price have repaid us the net after-tax difference between the initial exercise price and the corrected exercise price (an aggregate repayment of approximately $86,000).
     We have begun to implement training and education designed to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of our equity incentive plans, the relevant accounting requirements for stock options and other stock-based payments, and the revised approval and grant process.
     We have tested key controls contained in the remedial actions above and found them to be operating effectively as of December 31, 2006, enabling us to conclude that the material weakness discussed above has been remediated. The possibility that inadequate documentation of equity grants will occur is remote.
Inherent Limitations of Internal Controls
     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
     Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 4, “Commitments and Contingencies-Litigation,” to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. Risk Factors
The matters relating to our Special Committee investigation into our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings which could burden Foundry and have a material adverse effect on us.

     Since June 2006, we have been working to resolve issues associated with our stock option practices and accounting. A Special Committee of the Audit Committee of our Board of Directors (“Special Committee”), with the assistance of independent legal counsel, conducted an extensive review of our stock option practices covering the time from our initial public offering in September 1999 through May 2006. The Special Committee concluded that the actual accounting measurement dates for some stock option awards likely differed from the recorded measurement dates for those awards. Subsequently, we determined that, for the period 1999 through 2005, we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans. These charges were material to our financial statements for the years 1999 through 2005. As a result, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense.

     Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Note 4, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney’s Office for the Northern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney’s Office for the Northern District of California, and expect to continue to do so.

We have not been in compliance with The Nasdaq Global Select Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a material adverse effect on us and our stockholders.
     Due to the Special Committee investigation and resulting restatements, we could not timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Quarterly Report, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, we believe we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. If, however, Nasdaq does not concur that we are in compliance with the applicable listing requirements, our common stock may be delisted from the Nasdaq Global Select Market and it would be uncertain when, if ever, our common stock would be relisted. If a delisting did happen, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell off our shares, which could have a further adverse effect on the price of our stock.
The process of restating our financial statements, the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
     We have worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. Nevertheless the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing. In addition to the cost and time to amend financial reports, such an amendment may have a material adverse affect on investors and common stock price and could result in a delisting of our common stock from The Nasdaq Global Select Market.
A number of our current and former executive officers and directors have been named as parties to several derivative action lawsuits arising from our internal option review, and there is a possibility of additional lawsuits, all of which could require significant management time and attention and result in significant legal expenses.
     We are subject to a number of lawsuits purportedly on behalf of Foundry against certain of our current and former executive officers and board members, and we may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management’s attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.
Ongoing government inquiries relating to our past stock option practices may be time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.
     The inquiries by the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) into our past stock option practices are ongoing. We have cooperated with the DOJ and the SEC and expect to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, these DOJ and SEC inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.

Intense competition in the market for networking solutions could prevent us from maintaining or increasing revenue and sustaining profitability.
     The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. (“Cisco”) maintains a dominant position in this market and several of its products compete directly with our products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which typically causes its competitors to reduce prices and, therefore, the margins and the overall profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with our products or render our products obsolete. Although we are currently among the top providers of network infrastructure solutions, we cannot provide assurance that we will be able to compete successfully against Cisco, currently the leading provider in the networking market.
     We also compete with other companies, such as Extreme Networks, Juniper Networks, F5 Networks, Inc., Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Alcatel-Lucent. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors.
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
     The life cycle of networking products can be as short as 18 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements and in achieving volume manufacturing for such new products. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced, and may in the future experience, delays in the prototyping of our ASICs, which in turn has led to, and may in the future lead to, delays in product introductions.
We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 31% and 30% of net product revenue for the six months ended June 30, 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 16% of our total net revenue for the six months ended June 30, 2006 and 2005. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.
     The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the network industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we have in the past incurred, and may in the future incur, substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
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
     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 4, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
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
     If we are unable to effectively develop and retain our sales and support staff, or establish and cultivate relationships with our indirect distribution channels, our ability to grow and increase our revenue could be harmed. Additionally, if our resellers and system integrators are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Some of our resellers also sell products that compete with our products. Resellers and system integrators typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of resellers and service providers are also system integrators. As a result, we cannot assure that our resellers will market our products effectively or continue to devote the resources necessary to provide us with adequate sales, marketing and technical support. Additionally, if we do not manage distribution of our products and services effectively, or if our resellers’ financial conditions or operations weaken our revenue and gross margins could be adversely affected.
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

We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will significantly impact our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.
     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will significantly impact our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.
Because our financial results are difficult to predict and may fluctuate significantly, we may not meet quarterly financial expectations, which could cause our stock price to decline.
     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our ability to increase revenue in the future is dependent on increased demand for our products and our ability to ship larger volumes of our products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products. Delays in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We continue our practice of not providing guidance as to expected revenues for future quarters. In the future, we may begin to provide guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.
     We may experience a delay in generating or recognizing revenue for a number of reasons. Unfulfilled orders at the beginning of each quarter are typically substantially less than our expected revenue for that quarter. Therefore, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, our reseller agreements typically allow the reseller to delay scheduled delivery dates without penalty. Moreover, demand for our products may fluctuate as a result of seasonality. For example, sales to the United States government are typically stronger in the third calendar quarter and demand from European customers is generally weaker in the summer months.
     Orders are generally cancelable at any time prior to shipment. Reasons for cancellation could include our inability to deliver products within the customer’s specified timeframe due to component shortages or high priority government orders that take precedence to commercial enterprise orders, as well as other reasons.
     Our revenue for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear, or back-end loaded sales pattern during the period. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels, inventory planning and management. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.
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

We purchase several key components for our products from sole sources; if these components are not available, our revenue may be adversely affected.
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
     Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Proprietary ASICs used in the manufacture of our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. In addition, our newer product families integrate customizable network processors from sole source supplies such as Marvell. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future, which could impede our ability to meet customer orders. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period.
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
     We have experienced delays in product shipments from our contract manufacturers and OEMs, which in turn delayed product shipments to our customers. In addition, certain of our products require a long manufacturing lead-time, which may result in delayed shipments. We may in the future experience similar delays or other problems, such as inferior quality, insufficient quantity of product, or acquisition by a competitor or business failure of any of our OEMs, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to increase our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials, could cause a delay in our ability to fulfill orders. Additionally, from time to time, we transition, via our contract manufacturers, to different manufacturing locations, including lower-cost foreign countries. Such transitions are inherently risky and could cause a delay in our ability to fulfill orders on a timely basis or a deterioration in product quality.

Our gross margins and average selling prices of our products have decreased in the past and may continue to decrease as a result of competitive pressures and other factors.
     Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products have decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors occasionally lower sales prices in order to gain market share or create more demand. Furthermore, as a result of cautious capital spending in the technology sector, coupled with more broad macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.
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
     We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. In order to improve productivity, we have historically used stock options to motivate and retain our employees. The additional compensation expense that must now be recognized in connection with grants of stock options may limit the attractiveness of using stock options as a primary incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
     Our success also depends to a significant degree on the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success may depend on Bobby R. Johnson, Jr., our President and Chief Executive Officer. We do not have employment contracts or key person life insurance for any of our personnel.
Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Mitsui & Co. Ltd. in Japan, Stark Technology in China, and Samsung Corporation in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:
•	seasonal reductions in business activity;

•	potential recessions in economies outside the United States;

•	adverse fluctuations in currency exchange rates;

•	difficulties in managing operations across disparate geographic areas;

•	export restrictions;

•	unexpected changes in regulatory requirements;

•	higher costs of doing business in foreign countries;

•	longer accounts receivable collection cycles;

•	potential adverse tax consequences;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	infringement claims on foreign patents, copyrights, or trademark rights.

•	natural disasters and widespread medical epidemics;

•	military conflict and terrorist activities; and

•	political instability.
     The factors described above could also disrupt our product and component manufacturers and key suppliers located outside of the United States. One or more of such factors may have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.
     Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. We invoice some of our international customers in local currencies, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currencies. See also Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a review of certain risks associated with foreign exchange rates.
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
As a result of our delayed filing of our periodic SEC reports, our inability to maintain our Form S-3 eligibility may adversely affect our ability to raise future capital or complete acquisitions.

     As a result of our delayed filing of our quarterly and annual reports with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. In the meantime, if we use Form S-1 to raise capital, our transaction costs could increase.
If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.
     Our ability to implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.
We had a material weakness in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.
     In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of June 30, 2006. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued condensed consolidated financial statements did not constitute a material weakness as of December 31, 2006, because management determined that as of December 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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
If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.
     Our products need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected, orders for our products could be cancelled or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.
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
     In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Recent environmental legislation within the European Union (“EU”) may increase our cost of doing business internationally as we comply with and implement these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (“RoHS”) and enacted the Waste Electrical and Electronic Equipment (“WEEE”) Directive to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. Under the RoHS Directive, specified electronic products which we placed on the market in the EU on or after July 1, 2006 were required to meet restrictions on lead and certain other chemical substances. Implementation of the WEEE Directive in certain of the EU-member countries was delayed until a later date. We are currently implementing measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On June 16, 2006, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following three proposals and cast their votes as follows:
     Proposal No. 1: Election of Directors:

Name of Director Nominee	For	Withheld	Abstain
Bobby R. Johnson, Jr.	127,737,009	0	3,430,906
Alfred J. Amoroso	129,062,050	0	2,105,865
C. Nicholas Keating	121,560,438	0	9,607,477
J. Steven Young	121,547,095	0	9,593,820
Alan L. Earhart	128,959,271	0	2,208,644
     Proposal No. 2: Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

	Number of Votes
	For	Against	Abstain
Ratification of appointment	130,906,406	231,682	29,827

     Proposal No. 3: Approval of the 2006 Stock Incentive Plan:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
Approval of the 2006 Stock Incentive Plan	69,479,912	41,390,776	150,171	20,147,056
Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.).

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.).

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan, as amended.*(3)

10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*(3)

10.5	Form of Indemnification Agreement. (2)

10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.8	2000 Non-Executive Stock Option Plan.*(5)

10.9	Form of Stock Option Agreement under registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

Number	Description

10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)

10.14	2006 Stock Incentive Plan.*(9)

10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement *(9)

10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement. *(9)

10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement. *(9)

10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement. *(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of Form of Restricted Stock Purchase Agreement under the 1996 Stock Plan is incorporated herein by reference to the exhibit filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-26689)
(2)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from registrant’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(9)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with registrant’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 14, 2007

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.).
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.).
10.1	1996 Stock Plan.*(1)
10.2	Form of Stock Option Agreement under registrant’s 1996 Stock Plan.*(1)
10.3	1999 Employee Stock Purchase Plan, as amended.*(3)
10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*(3)
10.5	Form of Indemnification Agreement. (2)
10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)
10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)
10.8	2000 Non-Executive Stock Option Plan.*(5)
10.9	Form of Stock Option Agreement under registrant’s 2000 Non-Executive Stock Option Plan.*(5)
10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)
10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)
10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)
10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)
10.14	2006 Stock Incentive Plan.*(9)
10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement *(9)
10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement. *(9)
10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement. *(9)
10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement. *(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of Form of Restricted Stock Purchase Agreement under the 1996 Stock Plan is incorporated herein by reference to the exhibit filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-26689)

(2)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from registrant’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(9)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with registrant’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).