Form 10-Q
period 2006-09-30
FOUNDRY NETWORKS INC
filed 2007-06-14
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     In this Quarterly Report on Form 10-Q we are restating our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income for the three and nine months ended September 30, 2005 and the related consolidated statement of cash flows for the nine months ended September 30, 2005. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements, and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our 2006 Annual Report on Form 10-K, we are restating the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)	Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$204,986	$291,511
Short-term investments	410,778	280,868
Accounts receivable, net of allowances for doubtful accounts of $2,466 and $2,387 and sales returns of $2,931 and $1,784 at September 30, 2006 and December 31, 2005, respectively	80,288	78,351
Inventories	41,556	32,312
Deferred tax assets	34,832	34,000
Prepaid expenses and other assets	10,883	7,825

Total current assets	783,323	724,867
Property and equipment, net	11,352	10,986
Investments	224,385	173,988
Deferred tax assets	30,738	24,657
Other assets	6,659	6,467

Total assets	$1,056,457	$940,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,295	$22,306
Accrued payroll and related expenses	21,755	24,132
Income taxes payable	—	12,457
Other accrued expenses	16,029	9,660
Deferred support revenue	43,491	38,653

Total current liabilities	108,570	107,208
Deferred support revenue	22,624	21,827

Total liabilities	131,194	129,035

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at September 30, 2006 and December 31, 2005; None issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at September 30, 2006 and December 31, 2005:
Issued and outstanding — 146,412 and 141,149 shares at September 30, 2006 and December 31, 2005, respectively	15	14
Additional paid-in capital	709,992	622,125
Deferred stock compensation	—	(2,760)
Accumulated other comprehensive income (loss)	(271)	44
Retained earnings	215,527	192,507

Total stockholders’ equity	925,263	811,930

Total liabilities and stockholders’ equity	$1,056,457	$940,965

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
Net revenue:
Product	$98,968	$90,354	$284,320	$239,534
Service	19,846	16,210	56,920	48,254

Total net revenue	118,814	106,564	341,240	287,788

Cost of revenue:
Product	43,468	38,200	126,255	100,988
Service	3,406	3,050	8,474	9,412

Total cost of revenue	46,874	41,250	134,729	110,400

Gross margin	71,940	65,314	206,511	177,388

Operating expenses:
Research and development	16,740	14,929	53,771	39,835
Sales and marketing	30,454	28,682	96,069	79,485
General and administrative	10,714	11,178	33,890	20,193
Other charges, net	4,207	—	9,887	—

Total operating expenses	62,115	54,789	193,617	139,513

Income from operations	9,825	10,525	12,894	37,875
Interest and other income, net	9,123	4,745	24,506	12,396

Income before provision for income taxes and cumulative effect of change in accounting principle	18,948	15,270	37,400	50,271
Provision for income taxes	6,738	3,752	14,819	15,537

Income before cumulative effect of change in accounting principle	12,210	11,518	22,581	34,734
Cumulative effect of change in accounting principle, net of taxes	—	—	439	—

Net income	$12,210	$11,518	$23,020	$34,734

Basic net income per share	$0.08	$0.08	$0.16	$0.25
Weighted-average shares used in computing basic net income per share	146,082	139,581	144,627	138,711
Diluted net income per share	$0.08	$0.08	$0.15	$0.24
Weighted-average shares used in computing diluted net income per share	149,830	144,466	150,015	142,720

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
		Restated(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,020	$34,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,345	6,683
Stock-based compensation expense	38,585	2,063
Provision for doubtful accounts	79	135
Provision for sales returns	1,147	73
Inventory provisions	8,534	12,058
Deferred tax assets	(6,913)	(586)
Tax benefit from stock option exercises	—	1,114
Excess tax benefits from stock-based compensation	(4,721)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,164)	14,229
Inventories	(17,600)	(4,646)
Prepaid expenses and other assets	(4,968)	(1,870)
Accounts payable	4,988	2,503
Accrued payroll and related expenses	(2,376)	(4,824)
Income taxes payable	(3,888)	9,027
Other accrued expenses	6,369	536
Deferred support revenue	5,634	(4,101)

Net cash provided by operating activities	52,071	67,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(81,175)	(99,900)
Purchases of held-to-maturity investments	(463,899)	(186,383)
Proceeds from sales of available-for-sale investments	65,075	281,100
Proceeds from maturities of held-to-maturity investments	299,693	55,802
Purchases of property and equipment, net	(6,222)	(5,977)

Net cash provided by (used in) investing activities	(186,528)	44,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	4,721	—
Proceeds from issuances of common stock	43,525	19,928

Net cash provided by financing activities	48,246	19,928

Increase (decrease) in cash and cash equivalents	(86,211)	131,698
Effect of exchange rate changes on cash	(314)	405
Cash and cash equivalents, beginning of period	291,511	112,274

Cash and cash equivalents, end of period	$204,986	$244,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$27,712	$6,225

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and nine months ended September 30, 2006 and 2005 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2006.
     Principles of Consolidation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the September 30, 2006 presentation.
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the year to date September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.
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
     Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all expected-to-vest stock-based awards will continue to be recognized using the straight-line attribution method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. In our stock-based compensation expense reported under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. Upon adoption of SFAS 123R on January 1, 2006, we adjusted retained earnings by approximately $439,000. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents our estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to December 31, 2005 are forfeited.
     Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in our Condensed Consolidated Statement of Income under the provisions of APB 25. Compensation expense under APB 25 was recognized using the accelerated, multiple-option method. In accordance with APB 25, no compensation expense was recognized under our 1999 Employee Stock Purchase Plan. Stock-based compensation expense of $7.6 million and $1.8 million was recognized for the three and nine months ended September 30, 2005, respectively, related to employee stock-based awards.
     As a result of adopting SFAS 123R, stock-based compensation expense for the three and nine months ended September 30, 2006, was $8.4 million and $37.5 million higher, respectively, than which would have been reported had we continued to account for stock-based compensation under APB 25. Net income for the three and nine months ended September 30, 2006 was approximately $5.1 million and $22.8 million lower, respectively, than that which would have been reported had we continued to account for stock-based compensation under APB 25. Basic earnings per share for the three and nine months ended September 30, 2006 would have been $0.03 and $0.16 higher, respectively, had we continued to account for stock-based compensation under APB 25. Diluted earnings per share for the three and nine months ended September 30, 2006 would have been $0.03 and $0.15 higher, respectively, had we continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $2.8 million has been reclassified to additional paid-in capital in our condensed consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006.
     Stock-based compensation relates to the following categories by period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005(1)
		Restated(1)		Restated
Cost of revenue — Product	$410	$264	$1,421	$81
Cost of revenue — Service	569	324	1,563	38
Research and development	3,940	2,539	13,447	770
Sales and marketing	4,375	2,894	16,074	768
General and administrative	1,994	1,628	6,539	157

Total	$11,288	$7,649	$39,044	$1,814

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     In accordance with SFAS 123R, tax benefits from employee stock plans of $4.7 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for the nine months ended September 30, 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, In accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and Emerging Issues Task Force (“EITF”) Topic No. D-32, Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. In addition, we account for the indirect effects of stock-based compensation, such as research and development tax credits and the domestic manufacturing deduction, through the statement of income.
     We have elected the “long method” of computing our hypothetical APIC pool pursuant to the income tax provisions included in SFAS 123R.
     The following table summarizes the pro forma net income (loss) and earnings (loss) per share, net of related tax effect, had we applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	Restated(1)	Restated(1)
Net income	$11,518	$34,734
Add: Total stock-based compensation expense included in reported net income, net of tax effect	4,651	1,132
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(12,034)	(37,771)

Pro forma net income (loss)	$4,135	$(1,905)

Basic net income (loss) per share:
As reported	$0.08	$0.25
Pro forma	$0.03	$(0.01)

Diluted net income (loss) per share
As reported	$0.08	$0.24
Pro forma	$0.03	$(0.01)
Weighted-average shares used in computing basic EPS	139,581	138,711
Weighted-average shares used in computing diluted EPS	144,466	142,720

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Valuation of Stock-Based Compensation
     The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.
     The fair value of stock option grants and employee stock purchases under our 1999 Employee Stock Purchase Plan for the three months and nine months ended September 30, 2006 and 2005 were estimated using the following weighted-average assumptions:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.8%	4.6%	4.7%	4.4%
Expected term (in years)	3.5 years	1.4 years	3.4 years	1.4 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	48%	47%	47%	48%

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.0%	2.7%	3.7%	2.5%
Expected term (in years)	4.0 years	1.4 years	2.9 years	1.3 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	65%	62%	62%	63%
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
     Expected Volatility. Prior to the adoption of SFAS 123R on January 1, 2006, expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. In anticipation of adopting SFAS 123R, we refined our computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. Subsequent to January 1, 2006, based on guidance provided in SFAS 123R and SAB 107, our volatility assumption for the three months and nine months ended September 30, 2006 was based upon equal weightings of the historical volatility of Foundry stock over the expected term of the relevant awards and the implied volatility of traded options on Foundry stock having a life of more than six months. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We may change our volatility assumption in the future if management believes it will generate a more representative estimate of fair value.
     Estimated Forfeitures. We estimate forfeitures based on an analysis of historical actual option forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $4.65 and $5.45 per option, respectively. The weighted-average estimated fair value of shares granted under the 1999 Employee Stock Purchase Plan during the three and nine months ended September 30, 2006 was $3.90 and $3.96 per share, respectively.
     Accelerated Vesting of Stock Options
     On November 3, 2005, our Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. Our Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. By accelerating these unvested stock options, the related compensation expense is included in the 2005 pro forma results above. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options which were vested by our Board of Directors in November of 2005 were subsequently determined to require remeasurement as part of the restatement. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25 we accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and has recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.

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
     Cash equivalents and investments consist of the following (in thousands):

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$102,765	$—	$—	$102,765
Government-sponsored enterprise securities	74,831	45	—	74,876
Available-for-sale:
Auction rate municipal bonds	110,975	—	—	110,975
Held-to-maturity:
Municipal bonds	24,204	20	(9)	24,215
Government-sponsored enterprise securities	510,858	29	(1,398)	509,489

	$823,633	$94	$(1,407)	$822,320

Cash equivalents	$188,470	$45	$(6)	$188,509
Short-term investments	410,778	4	(1,056)	409,726
Long-term investments	224,385	45	(345)	224,085

	$823,633	$94	$(1,407)	$822,320

	December 31, 2005 (Restated) (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$125,441	$—	$—	$125,441
Government-sponsored enterprise securities	102,912	3	(61)	102,854
Available-for-sale:
Auction rate municipal bonds	84,575	—	—	84,575
Held-to-maturity:
Municipal bonds	22,974	—	(86)	22,888
Corporate bonds	1,511	—	(9)	1,502
Government-sponsored enterprise securities	345,796	—	(2,619)	343,177

	$683,209	$3	$(2,775)	$680,437

Cash equivalents	$228,353	$3	$(61)	$228,295
Short-term investments	280,868	—	(1,360)	279,508
Long-term investments	173,988	—	(1,354)	172,634

	$683,209	$3	$(2,775)	$680,437

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Municipal and corporate bonds. Unrealized losses as of September 30, 2006 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).
     Government-sponsored enterprise securities (“GSEs”). Unrealized losses as of September 30, 2006 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.
     In accordance with EITF Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$5,424	$(8)	$1,129	$(1)	$6,553	$(9)
Government-sponsored enterprise securities	320,283	(611)	126,213	(787)	446,496	(1,398)

	$325,707	$(619)	$127,342	$(788)	$453,049	$(1,407)

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
     Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
		Restated(1)
Purchased parts	$6,137	$8,008
Work-in-process	18,514	11,475
Finished goods	16,905	12,829

	$41,556	$32,312

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

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
     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of September 30, 2006 and December 31, 2005, ten customers accounted for approximately 34% and 32%, respectively, of our net outstanding trade receivables.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Americas	63%	63%	62%	65%
EMEA	17%	21%	18%	18%
Japan	10%	9%	12%	10%
Asia Pacific	10%	7%	8%	7%
     Sales to the United States government accounted for approximately 20% and 22% of our total net revenue in the three months ended September 30, 2006 and 2005, respectively, and 17% and 18% for the nine months ended September 30, 2006 and 2005, respectively.
     No other individual customer accounted for more than 10% of our net product revenue for the three months and nine months ended September 30, 2006 and 2005.
     Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. There were no shares subject to repurchase during the nine months ended September 30, 2006 and 2005. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 15.1 million and 15.2 million anti-dilutive common stock equivalents for the nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
	(in thousands, except per share amounts)
Net income	$12,210	$11,518	$23,020	$34,734

Basic:
Weighted-average shares outstanding	146,082	139,581	144,627	138,711

Basic EPS	$0.08	$0.08	$0.16	$0.25

Diluted:
Weighted-average shares outstanding	146,082	139,581	144,627	138,711
Add: Weighted-average dilutive potential shares	3,748	4,885	5,388	4,009

Weighted-average shares used in computing diluted EPS	149,830	144,466	150,015	142,720

Diluted EPS	$0.08	$0.08	$0.15	$0.24

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Stockholders’ Equity
     Stock-Based Compensation Plans. We have adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with the Company. As of September 30, 2006 we had three stock-based compensation plans: the 2006 Stock Incentive Plan ( the “2006 Stock Plan”); the 1999 Directors’ Stock Option Plan; and the 2000 Non-Executive Stock Option Plan.
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
     A summary of our stock option activity for all stock option plans for the nine months ended September 30, 2006 is set forth in the following table (which excludes restricted stock awards):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
	(in thousands)			(in thousands)
Balance, December 31, 2005	31,788	$13.75
Granted	5,989	$14.04
Exercised	(4,176)	$8.12
Forfeited/expired	(1,345)	$20.39

Balance, September 30, 2006	32,256	$14.26	5.6	$78,925

Vested and expected to vest at September 30, 2006	31,009	$14.31	5.6	$77,692

Exercisable at September 30, 2006	22,518	$14.85	5.7	$68,177

     Stock options for 5.3 million shares were granted under the 1996 Stock Plan, 0.2 million were granted under the 1999 Directors’ Stock Option Plan, and 0.5 million were granted under the 2006 Stock Plan.
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $30.6 million.
     As of September 30, 2006, there was $60.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
     Stock Award Activity. A summary of our restricted stock award activity and related information for the nine months ended September 30, 2006 is set forth in the following table:

	Restricted Stock	Weighted-Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2005	—	$—
Granted	644	$14.57
Vested	0	$—
Forfeited	(12)	$14.21

Balance, September 30, 2006	632	$14.58

     These restricted stock awards which were granted under the 1996 Stock Plan vest over two years, with 50% vesting on the first anniversary of the grant date and 50% vesting on the second anniversary of the grant date. These restricted shares are not transferable until fully vested and are subject to a repurchase option for all unvested shares upon certain early termination. None of the restricted stock awards were vested as of September 30, 2006. The grant of these restricted stock awards has been deducted from the shares available for grant under our stock option plans.
     Employee Stock Purchase Plan. Under our 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the nine months ended September 30, 2006 and 2005, we issued an aggregate of 1,086,076 and 978,138, shares, respectively, under the ESPP at average per share prices of $8.64 and $8.46, respectively.
     A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of September 30, 2006. The number of shares reserved for issuance under the ESPP will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.

     As a result of our failure to timely file our periodic reports since the second quarter of 2006, we have suspended our employee payroll withholdings for the purchase of its common stock under the ESPP (and returned all employee contributions) from August 2006 through the filing of all its required regulatory reports. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007, our Board of Directors amended the ESPP to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change becomes effective beginning with the first purchase period during which we begin accepting contributions following the filing of our required regulatory reports. Further, on January 25, 2007 the Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in our ESPP at the time it was suspended. The amount of the bonus paid was set by our Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP—as if acquired by the participant under the terms of the ESPP—and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, our suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. We recorded stock-based compensation expense in fourth fiscal quarter of 2006 in the amount of $0.3 million under the ESPP.
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
     We provide customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.
     Changes in product warranty liability for the nine months ended September 30, 2006 were as follows (in thousands):

Balance, December 31, 2005	$1,511
Liabilities accrued for warranties issued during the period	598
Warranty claims settled during the period	(674)

Balance, September 30, 2006	$1,435

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in our condensed consolidated financial statements as of September 30, 2006 or December 31, 2005 related to these indemnifications.
     Deferred Support Revenue
     We offer our customers renewable support arrangements that generally range from one to five years, however, the majority of our support contracts have one year terms. The change in our deferred support revenue balance was as follows for the nine months ended September 30, 2006 (in thousands):

Deferred support revenue at December 31, 2005	$60,480
New support arrangements	61,195
Recognition of support revenue	(55,560)

Ending balance at September 30, 2006	$66,115

     Other Charges, Net
     Other charges, net consists of the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Litigation settlement	$37	$—	$5,417	$—
Stock option investigation costs	4,170	—	4,470	—

Total	$4,207	$—	$9,887	$—

     Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, clarification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of 2007. The Company completed its analysis and the impact of the adoption of FIN 48 on January 1, 2007 will result in an increase to retained earnings of $0.8 million. In addition, the Company will record a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million as part of the adoption of FIN 48.
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
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In this Form 10-Q, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and nine months ended September 30, 2005 and the related consolidated statement of cash flows for the nine months ended September 30, 2005. In the 2006 Form 10-K, the Company is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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

	Summary of Stock Option Investigation Restatement
					Decrease (Increase) to
	Pre-Tax	Income Tax		Capitalized in	Retained
Fiscal Year	Adjustments	Benefit(1)	Total Impact	Inventory(2)	Earnings

1999	$0.3	$(1.4)	$(1.1)	$—	$(1.1)
2000	38.0	(16.5)	21.5	—	21.5
2001	52.3	(21.1)	31.2	—	31.2
2002	24.1	(9.6)	14.5	(0.3)	14.2
2003	74.8	(30.1)	44.7	(0.7)	44.0

Subtotal	189.5	(78.7)	110.8	(1.0)	109.8
2004	(17.1)	6.1	(11.0)	1.2	(9.8)
2005	4.7	(2.0)	2.7	(0.2)	2.5

Total	$177.1	$(74.6)	$102.5	$—	$102.5

(1)	Income Tax Benefit includes adjustments to reflect a previously unrecorded deferred tax benefit of approximately $3.6 million related to our “cheap stock” compensation expense at the time of our initial public offering, $1.8 million of which is associated with amortization of cheap stock in 1999.

(2)	These amounts reflect the net effect of stock-based compensation cost capitalized in inventory. They represent the net change to cost of product and service revenue by year based on the compensation cost incurred as a result of the restatement and the respective inventory turnover in each affected period.

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

The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &			Net Impact to
	Additional Paid-In	Deferred Stock	Retained	Stockholders’
Fiscal Year	Capital	Compensation	Earnings	Equity

1999	$2.2	$(2.3)	$1.1	$1.0
2000	96.6	(59.5)	(21.5)	15.6
2001	12.3	38.1	(31.2)	19.2
2002	(19.1)	13.1	(14.2)	(20.2)
2003	73.8	(13.8)	(44.0)	16.0

Subtotal	165.8	(24.4)	(109.8)	31.6
2004	(42.0)	17.0	9.8	(15.2)
2005	(2.6)	4.6	(2.5)	(0.5)

Total	$121.2	$(2.8)	$(102.5)	$15.9

Tax Impact of Restatement Items

In connection with the restatement of our consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The aggregate reduction in the tax provision of $74.6 million resulted in a $102.5 million restatement, net of taxes.

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

In the restated condensed consolidated financial statements, we recorded deferred tax assets for stock compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of income in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumptions and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision.

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

     The following table presents the effect of the related adjustments on the pro forma calculation of the net income (loss) and income (loss) per share under SFAS 123 for the three and nine months ended September 30, 2006. (in millions, except per share amounts):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net income	$15.9	$(4.4)	$11.5	$35.4	$(0.7)	$34.7
Add: Total stock-based compensation expense included in reported net income, net of tax effect	—	4.6	4.6	—	1.1	1.1
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(9.2)	(2.8)	(12.0)	(28.2)	(9.5)	(37.7)

Pro forma net income (loss)	$6.7	$(2.6)	$4.1	$7.2	$(9.1)	$(1.9)

Basic net income (loss) per share:
As reported	$0.11		$0.08	$0.26		$0.25
Pro forma	$0.05		$0.03	$0.05		$(0.01)

Diluted net income (loss) per share
As reported	$0.11		$0.08	$0.25		$0.24
Pro forma	$0.05		$0.03	$0.05		$(0.01)

Effect of Restatement Adjustments

The following table presents the effects of the stock-based compensation and related tax adjustments made to our previously reported consolidated balance sheet as of December 31, 2005 (in millions):

	December 31, 2005
	As		As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$291.5	$—	$291.5
Short-term investments	280.9	—	280.9
Accounts receivable, net	78.4	—	78.4
Inventories	32.3	—	32.3
Deferred tax assets	29.3	4.7	34.0
Prepaid expenses and other assets	7.8	—	7.8

Total current assets	720.2	4.7	724.9
Property and equipment, net	11.0	—	11.0
Investments	174.0	—	174.0
Deferred tax assets	10.3	14.4	24.7
Other assets	6.4	—	6.4

Total assets	$921.9	$19.1	$941.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.3	$—	$22.3
Accrued payroll and related expenses	23.4	0.7	24.1
Income taxes payable	10.2	2.3	12.5
Other accrued expenses	9.5	0.2	9.7
Deferred support revenue	38.6	—	38.6

Total current liabilities	104.0	3.2	107.2
Deferred support revenue	21.9	—	21.9

Total liabilities	125.9	3.2	129.1

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	—	—	—
Additional paid-in capital	500.9	121.2	622.1
Deferred stock compensation	—	(2.8)	(2.8)
Accumulated other comprehensive income	—	—	—
Retained earnings	295.1	(102.5)	192.6

Total stockholders’ equity	796.0	15.9	811.9

Total liabilities and stockholders’ equity	$921.9	$19.1	$941.0

     The following table presents the effects of the stock-based compensation and related tax adjustments made to previously reported condensed consolidated statements of income for the three and nine months ended September 30, 2005, (in millions, except share and per share amounts):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$106.5	$—	$106.5	$287.7	$—	$287.7
Cost of revenue	40.5	0.7	41.2	110.2	0.2	110.4

Gross margin	66.0	(0.7)	65.3	177.5	(0.2)	177.3

Operating expenses:
Research and development	12.4	2.5	14.9	39.0	0.8	39.8
Sales and marketing	25.8	2.9	28.7	78.7	0.8	79.5
General and administrative	9.5	1.7	11.2	20.1	0.1	20.2

Total operating expenses	47.7	7.1	54.8	137.8	1.7	139.5

Income from operations	18.3	(7.8)	10.5	39.7	(1.9)	37.8
Interest and other income, net	4.7	—	4.7	12.3	—	12.3

Income before provision for income taxes	23.0	(7.8)	15.2	52.0	(1.9)	50.1
Provision for income taxes	7.1	(3.4)	3.7	16.6	(1.2)	15.4

Net income	$15.9	$(4.4)	$11.5	$35.4	$(0.7)	$34.7

Basic net income per share	$0.11		$0.08	$0.26		$0.25
Weighted-average shares used in computing basic net income per share (in thousands)	139,581		139,581	138,711		138,711

Diluted net income per share	$0.11		$0.08	$0.25		$0.24
Weighted-average shares used in computing diluted net income per share (in thousands)	144,087		144,466	142,213		142,720

     The following table presents the effects of the stock-based compensation and related tax adjustments upon our previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2005 (in millions):

	Nine months ended September 30, 2005
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35.4	$(0.7)	$34.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.7	—	6.7
Stock-based compensation expense	—	2.1	2.1
Provision for doubtful accounts	0.1	—	0.1
Provision for sales returns	0.1	—	0.1
Inventory provisions	12.1	—	12.1
Deferred tax assets	—	(0.6)	(0.6)
Tax benefit from stock option exercises	2.5	(1.4)	1.1
Changes in operating assets and liabilities:
Accounts receivable	14.2	—	14.2
Inventories	(4.4)	(0.2)	(4.6)
Prepaid expenses and other assets	(3.3)	1.5	(1.8)
Accounts payable	2.5	—	2.5
Accrued payroll and related expenses	(4.8)	—	(4.8)
Income taxes payable	9.4	(0.4)	9.0
Other accrued expenses	0.5	—	0.5
Deferred support revenue	(4.1)	—	(4.1)

Net cash provided by operating activities	66.9	0.3	67.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(99.9)	—	(99.9)
Purchases of held-to-maturity investments	(186.4)	—	(186.4)
Proceeds from sales of available-for-sale investments	281.1	—	281.1
Proceeds from maturities of held-to-maturity investments	55.8	—	55.8
Purchases of property and equipment, net	(6.0)	—	(6.0)

Net cash provided by investing activities	44.6	—	44.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	20.2	(0.3)	19.9

Net cash provided by financing activities	20.2	(0.3)	19.9

Increase in cash and cash equivalents	131.7	—	131.7
Effect of exchange rate changes on cash	0.4	—	0.4
Cash and cash equivalents, beginning of period	112.3	—	112.3

Cash and cash equivalents, end of period	$244.4	$—	$244.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6.2	$—	$6.2

3. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 were insignificant and consisted entirely of foreign currency translation adjustments.
4. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2006, we had approximately $47.4 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Litigation, Settlement and Patent License Agreements
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
     As part of the May 2006 and February 2007 settlement agreements described in the two above paragraphs, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in Other charges, net in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At September 30, 2006, the remaining value of the May 31, 2006 settlement agreement was $1.6 million and is included in other assets in the accompanying condensed consolidated balance sheet. In addition, we have recorded a liability of $2.7 million in other accrued expenses at September 30, 2006 in the accompanying condensed consolidated balance sheet for the February 1, 2007 settlement agreement.
     We also agreed to provide credits to Lucent against future purchases of our products and services until the credits are exhausted. For the three and nine months ended September 30, 2006, we have recorded a reduction of our total net revenue in the accompanying condensed consolidated statements of income of $359,000 as a result of these credits. As of September 30, 2006 we recorded a reduction in our deferred support revenue of $62,000 in the accompanying condensed consolidated balance sheet for the credits related to service contracts. The $62,000 represents a reduction in future revenue for unrecognized support revenue.
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
     Upon our receipt of the August 14, 2006 Staff Determination Letter, we initiated an appeal with the Nasdaq Listing Qualifications Panel (the “Panel”) and had a hearing with the Panel on September 22, 2006. On December 12, 2006, we received a letter from The Nasdaq Stock Market, stating that the Panel had determined to grant our request for continued listing on The Nasdaq Stock Market subject to certain conditions. On December 26, 2006, we filed an appeal of the Panel’s decision with the Nasdaq Listing and Hearings Review Council (the “Listing Council”). In January 2007, we received letters from The Nasdaq Stock Market stating, among other things, that the Listing Council would review the Panel’s December 12, 2006 decision and that our shares would remain listed on The Nasdaq Stock Market pending the Listing Council’s review.
      On May 19, 2007, we received a decision from the Listing Council which granted us until June 11, 2007 to file our delinquent periodic reports and restatements, but which also provided that, if we did not meet this deadline, our securities would be suspended from trading on The Nasdaq Stock Market at the opening of business on June 13, 2007.

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
     General. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2006, we have not recorded any such liabilities in accordance with SFAS 5. Further, we do not believe the outcome of legal matters pending against us would be material. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.
5. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2006 and 2005 were 36% and 25%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 40% and 31%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the third quarter and first nine months of 2006 was primarily due to the impact of increased stock-based compensation, expiration of the federal research and development credit, higher pre-tax income in the first quarter of 2006, and, to a lesser extent, lower tax-exempt interest income as compared to the first nine months of 2005.
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
     Management believes we will likely generate sufficient taxable income in the future to realize the tax benefits arising from our existing net deferred tax assets of $65.6 million at September 30, 2006, although there can be no assurance that we will be able to do so. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $25.6 million as of September 30, 2006. A portion or all of our deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.

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
     The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements, in this Form 10-Q.
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
     In this Quarterly Report on Form 10-Q we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and nine months ended September 30, 2005 and the related consolidated statement of cash flows for the nine months ended September 30, 2005. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
     In our 2006 Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006. This restatement is more fully described in Note 3 of Notes to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements,” in our 2006 Form 10-K.

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
     The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (in millions):

		Summary of Stock Option Investigation Restatement
					Decrease (Increase)
	Pre-Tax	Income Tax Benefit		Capitalized in	to Retained
Fiscal Year	Adjustments	(1)	Total Impact	Inventory (2)	Earnings
1999	$0.3	$(1.4)	$(1.1)	$—	$(1.1)
2000	38.0	(16.5)	21.5	—	21.5
2001	52.3	(21.1)	31.2	—	31.2
2002	24.1	(9.6)	14.5	(0.3)	14.2
2003	74.8	(30.1)	44.7	(0.7)	44.0

Subtotal	189.5	(78.7)	110.8	(1.0)	109.8
2004	(17.1)	6.1	(11.0)	1.2	(9.8)
2005	4.7	(2.0)	2.7	(0.2)	2.5

Total	$177.1	$(74.6)	$102.5	$—	$102.5

(1)	Income Tax Benefit includes adjustments to reflect a previously unrecorded deferred tax benefit of approximately $3.6 million related to our “cheap stock” compensation expense at the time of our initial public offering, $1.8 million of which is associated with amortization of cheap stock in 1999.

(2)	These amounts reflect the net effect of stock-based compensation cost capitalized in inventory. They represent the net change to cost of product and service revenue by year based on the compensation cost incurred as a result of the restatement and the respective inventory turnover in each affected period.

     Findings of the Special Committee The Special Committee reviewed the facts and circumstances surrounding stock option grants. The Special Committee’s advisors collectively spent over 18,000 hours searching more than three million pages of both physical and electronic documents and conducted more than 30 interviews of 18 current and former directors, officers, employees, consultants and legal counsel to Foundry. Based on its investigation, the Special Committee has concluded, among other things, that we lack contemporaneous evidence supporting a substantial number of the recorded option grants, and that some stock option grants were determined with the benefit of hindsight. In some instances, documents, data and interviews suggest that the option grant was prepared or finalized days or, in some cases, weeks after the option grant date recorded in our books. The affected grants include grants to existing employees, newly-hired employees, officers and directors.
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
     From our inception in 1996 until June 23, 1999, the Board of Directors awarded stock options either at a duly convened meeting or by Action by Unanimous Written Consent of the Board of Directors (“UWC”). Beginning June 23, 1999, the Board of Directors authorized Mr. Johnson, acting as a sole member Stock Option Committee of the Board (“Stock Option Committee”) to grant options to eligible employees who were not executive officers or directors of Foundry. These Stock Option Committee approvals were documented in written actions (“SOC Actions”). Grants to executive officers continued to be made principally by the Board, either at a duly held meeting or by UWC; however, from September 1999 through May 2006, the Compensation Committee awarded stock options, principally to executive officers, on three dates. Grants to Board members were made either under the self-executing provisions of the 1999 Directors’ Option Plan, or by the Board (at a duly held meeting or by UWC). In July 2006, the Board transferred the responsibilities of the Stock Option Committee to the Compensation Committee and directed it to administer all grants of stock or stock options to all employees, including officers.
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
     We recorded additional stock-based compensation expense and related changes, including tax effects, as a result of these adjustments for past stock option grants discussed above. These adjustments, shown both before and after tax are as follows (in millions):

	1999	2000	2001	2002	2003	2004	2005	Total
Director Grants	$—	$—	$—	$0.1	$4.3	$(2.2)	$0.1	$2.3
End-of-Month Grants	0.3	24.1	22.0	12.5	3.5	—	0.9	63.3
Employee Retention Grants	—	10.4	22.9	8.7	13.1	7.9	2.8	65.8
Officer Grants	—	3.5	7.0	2.1	16.7	(7.7)	0.4	22.0
CEO Grants	—	—	—	—	—	—	—	—
Grant Modified by Tender Offer	—	—	—	0.7	36.9	(15.5)	0.4	22.5
Other, net (1)	—	—	0.4	—	0.3	0.4	0.1	1.2

Pre-tax stock-based compensation expense adjustments (2)	0.3	38.0	52.3	24.1	74.8	(17.1)	4.7	177.1
Income tax (benefit)/expense	(1.4)	(16.5)	(21.1)	(9.6)	(30.1)	6.1	(2.0)	(74.6)

Net stock-based compensation expense/(benefit) adjustments	$(1.1)	$21.5	$31.2	$14.5	$44.7	$(11.0)	$2.7	$102.5

(1)	Other, net represents related employment tax charges and other stock-based compensation charges.

(2)	Includes the following amounts attributable to the impact of variable accounting: 1999, $0; 2000, $0; 2001, $0; 2002, $0.9 million; 2003, $59.4 million; 2004, $(27.0) million; 2005, $0.9 million; total, $34.2 million. We determined that as a result of revised measurement, eleven granting actions required both a revised measurement date, and the application of variable accounting. Generally, variable accounting resulted because strong evidence indicated that the grant was approved at an earlier date (often a Board meeting). However, the granting action was not recorded at that date, and was instead recorded at a subsequent grant date at a lower price than the earlier date that we determined to be when the grant was originally awarded.
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
     Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. In the year in which any such officers exercise options that have been revised as a result of our investigation we may have compensation expense for which we are not able to take a corresponding tax deduction. We are is not able to predict the likelihood of this tax benefit limitation on deductibility of our compensation expense in the future.
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
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2006 with the exception of our accounting policies for stock-based compensation and income taxes which were modified due to our adoption of SFAS 123R as described below.
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
     Income Taxes
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of September 30, 2006 and December 31, 2005 were $65.6 million and $58.7 million, respectively.
     In accordance with SFAS 123R, we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $25.6 million as of September 30, 2006. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if we do not have a sufficient hypothetical additional paid-in capital pool under SFAS 123R to decrease additional paid-in capital.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$98,968	83%	$90,354	85%	$8,614	10%
Service	19,846	17%	16,210	15%	3,636	22%

Total net revenue	$118,814	100%	$106,564	100%	$12,250	11%

Net product revenue:
Chassis	70,267	71%	62,345	69%	7,922	13%
Stackable	28,701	29%	28,009	31%	692	2%

Total net product revenue	$98,968	100%	$90,354	100%	$8,614	10%

	Nine Months Ended September 30,
	2006		2005
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$284,320	83%	$239,534	83%	$44,786	19%
Service	56,920	17%	48,254	17%	8,666	18%

Total net revenue	$341,240	100%	$287,788	100%	$53,452	19%

Net product revenue:
Chassis	199,189	70%	160,557	67%	38,632	24%
Stackable	85,131	30%	78,977	33%	6,154	8%

Total net product revenue	$284,320	100%	$239,534	100%	$44,786	19%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Americas	63%	63%	62%	65%
EMEA	17%	21%	18%	18%
Japan	10%	9%	12%	10%
Asia Pacific	10%	7%	8%	7%
     Net product revenue increased 10% and 19% in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to increased customer acceptance of our new switching and routing product families and expansion of our sales organization from 280 sales personnel in the third quarter of 2005 to 349 in the third quarter of 2006. Net product revenue from our chassis-based products improved significantly due to customer acceptance of our new RX, SuperX and XMR/MLX platforms introduced in 2005 and early 2006 for the enterprise and service provider markets. Sales to the United States government accounted for approximately 20% of total net revenue for the third quarter of 2006, down from 22% in the third quarter of 2005 but increased slightly in absolute dollars. Sales to the United States government for the nine months ended September 30, 2006 was 17% of total revenue, down slightly from 18% of total revenue for the same period in 2005 but up approximately 18% in absolute dollars. Our average selling prices increased by 2% in the three and nine months ended September 30, 2006 compared to the same periods in 2005 as we saw higher sales of our more expensive chassis, management modules and line cards. We expect our product revenue to increase in the fourth quarter of 2006 due to increased customer demand of our recently introduced products and our larger sales force.
     No other individual customer accounted for more than 10% of our net product revenue for the three months and nine months ended September 30, 2006.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with terms ranging from one to five years, most service contracts are purchased with a one year term. The 22% and 18% increases in service revenue in the three months and nine months ended September 30, 2006, compared to the same periods in 2005, were due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. Our customer base grew by approximately 300 in the three months ended September 30, 2006 and by approximately 1,100 in the nine months ended September 30, 2006. While we expect that our service revenue will continue to grow through the remainder of 2006 as our base of installed products continues to grow, over time we expect to experience some variability in our service revenue trend due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.
     Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
			Restated(1)				Restated(1)
Gross margins:
Product	$55,500	56%	$52,154	58%	$158,065	56%	$138,546	58%
Service	16,440	83%	13,160	81%	48,446	85%	38,842	80%

Total gross margins	$71,940	61%	$65,314	61%	$206,511	61%	$177,388	62%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The decrease in product gross margins as a percentage of net product revenue in the three and nine months ended September 30, 2006, compared to the same periods in 2005, were primarily due to higher labor cost, which includes stock-based compensation, and material costs associated with the initial production of new products, increased shipping costs and increased inventory provisions.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. Service gross margins, as a percentage of service revenue, increased in the three and nine months ended September 30, 2006, over the same periods of 2005, primarily due to the 22% and 18% increase in service revenue in the three and nine months ended September 30, 2006, respectively, over the same periods of 2005 and lower spares inventory reserve requirements partially offset by increased costs allocated from our technical support function. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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
     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
			Restated(1)					Restated(1)
Research and development	$16,740	14%	$14,929	14%	12%	$53,771	16%	$39,835	14%	35%
Sales and marketing	30,454	26%	28,682	27%	6%	96,069	28%	79,485	28%	21%
General and administrative	10,714	9%	11,178	10%	(4)%	33,890	10%	20,193	7%	68%
Other charges, net	4,207	4%	—	—	100%	9,887	3%	—	—	100%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, consulting and testing costs and depreciation of equipment used in research and development activities. Beginning in the first quarter of 2006, research and development expenses reflect the effect of non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. The restated expenses for 2005 include non-cash stock-based compensation expense pursuant to APB 25.
     Research and development expenses for the three months and the nine months ended September 30, 2006 increased $1.8 million and $13.9 million, respectively, compared to the same periods in 2005. Stock-based compensation expense increased $1.4 million and $12.7 million in the three months and the nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Our research and development headcount increased from 196 in the third quarter of 2005 to 212 in the third quarter of 2006. As a result of the increase in headcount, payroll expense, excluding stock-based compensation expense, increased by $0.9 million and $3.5 million in the three months and the nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. These increases were partially offset by a decrease in prototype material spending of $0.3 million and $1.6 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. We believe that investments in research and development, including the recruiting and hiring of engineers and spending on prototype development are critical to our ability to remain competitive in the marketplace
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Beginning the first quarter of 2006, sales and marketing expenses include non-cash stock-based compensation expense related to employee stock options, restricted stock, and stock purchases estimated under the modified prospective method pursuant to SFAS 123R. The restated expenses for 2005 include non-cash stock-based compensation expense pursuant to APB 25.
     Sales and marketing expenses for the three months and the nine months ended September 30, 2006 increased $1.8 million and $16.6 million, compared to the same periods of 2005. Stock-based compensation expense increased $1.5 million and $15.3 million in the three months and the nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Sales and marketing payroll, fringe benefits and commission expenses increased by $3.2 million and $10.7 million for the three months and the nine months ended September 30, 2006. The payroll and fringe benefits expenses increased as a result of the increase in our sales and marketing headcount from 351 employees in the third quarter of 2005 to 407 in the third quarter of 2006. These increases were partially offset by lower carrying costs associated with a reduction in the costs of evaluation and demonstration inventory at customer sites of $1.6 million and $4.6 million for the three months and nine months ended September 30, 2006 as compared to the same periods of 2005. Marketing-related non-payroll related costs decreased by $1.2 million and $3.5 million for the three months and nine months ended September 30, 2006 as compared to the same periods of 2005.
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
     General and administrative expenses for the three months and the nine months ended September 30, 2006 decreased $0.5 million and increased $13.7 million, respectively, compared to the same periods of 2005. Stock-based compensation expense increased $0.4 million and $6.4 million in the three months and the nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Legal costs decreased by $2.0 million and increased by $7.1 million for the three months and the nine months ended September 30, 2006, respectively, compared to the same periods of 2005. The legal costs increase for the nine months ended September 30, 2006 was due primarily to higher patent litigation expenses in 2006. The three and nine months ended September 30, 2005 include a charge of $2.6 million for the purchase of patent rights. Bad debt expense increased by $1.2 million and $0.9 million for the three months and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Payroll, fringe benefit and recruiting costs increased by $0.4 million and $1.7 million for the three months and nine months ended September 30, 2006, respectively. Facility-related costs decreased by $0.3 million for the three months and increased by $0.2 million for the nine months ending September 30, 2006. The facility-related cost increase was due primarily to an increase in facilities and related costs related to our new headquarters facility in Santa Clara, which we leased in March 2005.
          Other charges, net consist primarily of litigation settlement charges and charges relating to professional fees and other costs associated with the investigation of stock option grants to our employees.
•	Litigation settlement charges of $5.4 million were recognized in the nine months ended September 30, 2006 in connection with settlement agreements reached separately, by Foundry with Lucent and Alcatel-Lucent. Litigation settlement charges pertained primarily to the accrual of fees earned by Lucent and Alcatel-Lucent related to past periods.

•	For the three and nine months ended September 30, 2006, costs of $4.2 million and $4.5 million, respectively, were incurred for the independent review of our stock option practices, which began in June 2006. In June 2006 our Audit Committee formed a Special Committee and with the assistance of independent legal counsel and outside accounting experts commenced a review of our stock option practices and accounting. As of September 30, 2006, the investigation was not complete and additional costs of $ 2.9 million were incurred through the remainder of 2006.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $9.1 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively. We recorded interest and other income of $24.5 million and $12.4 million for the nine months ended September 30, 2006 and 2005, respectively. These increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $141.2 million, or 20%, from September 30, 2005 to September 30, 2006.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2006 and 2005 were 36% and 25%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 40% and 31%, respectively. These rates reflect applicable federal and state tax rates, offset by state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the third quarter and first nine months of 2006 were primarily due to the impact of increased stock-based compensation, expiration of the federal research and development credit, higher pre-tax income in the first quarter of 2006, and, to a lesser extent, lower tax-exempt interest income as compared to the first nine months of 2005.

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
     Liquidity and Capital Resources
     Cash and investments increased $93.8 million from December 31, 2005 to September 30, 2006 primarily due to cash generated from operations of $52.1 million and the receipt of $43.5 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $23.0 million, plus adjustments for non-cash charges, including $38.6 million of stock-based compensation expense, $8.5 million of inventory provisions and $7.3 million of depreciation and amortization, partially offset by a net decrease in operating assets and liabilities of $15.0 million and an increase in deferred tax assets of $6.9 million.
     Inventories were $41.6 million and $32.3 million as of September 30, 2006 and December 31, 2005, respectively. During the first nine months of 2006, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 5.4 and 4.1 as of September 30, 2006 and December 31, 2005, respectively.
     Accounts receivable, net of allowances increased $1.9 million during the first nine months of 2006. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, remained at 61 days for the three months ended of September 30, 2006 and December 31, 2005.
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
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$14,780	$5,556	$8,849	$375	$—
Purchase commitments with contract manufacturers	47,443	47,443	—	—	—

Total contractual cash obligations	$62,223	$52,999	$8,849	$375	$—

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
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2006 or December 31, 2005 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.
     As a result of the review of our past stock option granting practices and the related accounting, our management, including our CEO and CFO, concluded that we had control deficiencies that were significant and amounted to a material weakness in our internal control over financial reporting as of September 30, 2006, as discussed below. Notwithstanding the historical material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America for each of the periods presented herein.
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
We concluded that these control deficiencies were significant and constituted a material weakness in our internal controls over financial reporting that was remediated in the quarter ended September 30, 2006.
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
     On November 8, 2006, our Board of Directors formed an Executive Committee, consisting of the independent directors, and authorized it on behalf of the Board of Directors as a whole to consider, adopt and implement remedial measures in light of the findings of the Special Committee. The Executive Committee, on behalf of the Board of Directors, has taken the following actions, among others:
•	The Executive Committee determined that the positions of the Chairman of the Board and Chief Executive Officer should be held by different persons. Accordingly, on January 19, 2007, Mr. Johnson resigned as Chairman of the Board, and the Board of Directors elected director Alfred J. Amoroso as Chairman. Mr. Amoroso has served as a member of our Board of Directors since October 2000. He also serves as President and Chief Executive Officer of Macrovision Corporation and as a member of its Board of Directors. Mr. Johnson continues to serve as a member of our Board, and as our President and CEO.

•	The Board of Directors accepted the resignation of Mr. Heffner as Vice President, Finance and Administration and Chief Financial Officer on January 19, 2007, and Mr. Heffner assumed a new role as Vice President of Corporate Development. His role as Vice President of Corporate Development does not involve accounting or financial reporting responsibilities. Mr. Heffner has repaid us the net after-tax difference between the initial exercise price for two options he exercised for which the measurement date has been changed, and the price of the shares on the new measurement dates, an amount of approximately $162,000. All unexercised options which he holds which have been remeasured were repriced to reflect the price of our stock on the new measurement dates.
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
     We have begun to implement training and education designed to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of our equity incentive plans, the relevant accounting requirements for stock options and other share-based payments, and the revised approval and grant process.
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
Changes in Internal Control over Financial Reporting
     The remedial actions discussed above were being implemented as of September 30, 2006, but there had been insufficient time with the remedial actions in place for us to conclude that the material weakness discussed above had been remediated. There were no other significant changes to our internal controls as of September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

      Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Note 4 of Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation,” several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney’s Office for the Northern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney’s Office for the Northern District of California, and expect to continue to do so.
We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a material adverse effect on us and our stockholders.
          Due to the Special Committee investigation and resulting restatements, we could not timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Quarterly Report, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and March 31, 2007, we believe we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. If, however, Nasdaq does not concur that we are in compliance with the applicable listing requirements, our common stock may be delisted from the Nasdaq Global Select Market and it would be uncertain when, if ever, our common stock would be relisted. If a delisting did happen, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell off our shares, which could have a further adverse effect on the price of our stock.
The process of restating our financial statements, the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
          We have worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. Nevertheless the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing and other filings. In addition to the cost and time to amend financial reports, such amendments may have a material adverse affect on investors and common stock price and could result in a delisting of our common stock from The Nasdaq Global Select Market.

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
     The life cycle of networking products can be as short as 18 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements and in achieving volume manufacturing for such new products. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced, and may in the future experience delays in the prototyping of our ASICs, which in turn has led to, and may in the future lead to delays in product introductions.
We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 31% of net product revenue for the nine months ended September 30, 2006 and 2005. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 17 % and 18% of our total net revenue for the nine months ended September 30, 2006 and 2005, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
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
     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 4, ”Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
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
     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our ability to increase revenue in the future is dependent on increased demand for our products and our ability to ship larger volumes of our products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products. Delays in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We continue our practice of not providing guidance as to expected revenue for future quarters. In the future, we may begin to provide guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.
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
     Our revenue for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear, or back-end loaded, sales pattern during the period. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels, inventory planning and management. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.
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
     We purchase several key components used in our products from suppliers for which we have no readily available alternative, or sole sources, and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. We believe lead-times for various components have lengthened as a result of limits on IT spending and economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.
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
     In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of September 30, 2006. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued condensed consolidated financial statements did not constitute a material weakness as of December 31, 2006, because management determined that as of December 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
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