Form 10-K
period 2006-12-31
FOUNDRY NETWORKS INC
filed 2007-06-14
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number: 000-26689
FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0431154
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4980 Great America Parkway
Santa Clara, CA 95054
Website: www.foundrynetworks.com
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(408) 207-1700

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 par value	Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $1,269,496,277, based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 147,550,883 shares of the registrant’s common stock issued and outstanding as of May 31, 2007.

FOUNDRY NETWORKS, INC.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections entitled “Business — Research and Development,” “Business — Competition,” “Business — Intellectual Property,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Foundry Networks, Inc., together with its consolidated subsidiaries (collectively “we” or “us” or “Foundry”), undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in fiscal year 2007. All public reports filed by us with the Securities and Exchange Commission (“SEC”) are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.

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

As a result of the independent investigation, we have concluded, and the Audit Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related charges, including tax effects, with regard to past stock option grants. We are restating previously filed financial statements in this Annual Report on Form 10-K. These adjustments, after tax, resulted in an aggregate stock-based compensation charge of $102.5 million recorded in fiscal years 1999 through 2005.

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This report also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended December 31, 2005 and December 31, 2004.

Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us prior to September 22, 2006, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company prior to September 22, 2006, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed on or after September 22, 2006.

PART I

Item 1.	Business.

Overview

Foundry Networks, Inc., a Delaware corporation founded in 1996, designs, develops, manufactures, markets and sells solutions to meet the needs of high-performance network infrastructures for Layer 2-7 switching and routing, wired and wireless local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), and other infrastructure of the Internet. We sell a wide variety of fixed configuration switches and modular platforms, referred to as chassis. Our product breadth allows us to offer end-to-end solutions within and throughout a customer’s networking infrastructure, regardless of the geographically dispersed nature of the entire organization. Our products can be found from the wireless access points and wiring closets connecting the desktops together within an enterprise, to the mission critical LAN backbone and data center. We provide robust and high-performance routing solutions from the Internet core to the edge of Internet data centers and a customer’s network of web and application servers. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications. Our high-performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic. Our Metro routers are designed to deliver the capabilities and performance needed to provide efficient and reliable routing services to Internet data centers around the world.

Our networking products have been deployed in key enterprise, service provider, and High Performance Computing (HPC) markets that include automotive, energy, retail, healthcare, banking, trading, insurance, aerospace, government agencies, technology, motion pictures, video and animation, transportation, e-commerce, and universities. For enterprises, we provide a complete end-to-end solution with our FastIron®, SecureIron®, FastIron Edge®, FastIron Workgroup®, IronPointtm, NetIrontm, BigIron®, ServerIron®, and EdgeIrontm product lines. Our enterprise portfolio of products, combined with our network management and security tools, meets the needs for wireless access, wiring closet, VoIP, data center, WAN access and campus solutions. Our products support a wide array of interfaces such as wireless, 10/100/1000 Ethernet, 1 GbE (copper and fiber), 10GbE (10GbE) and Packet over SONET so that our customers can leverage their existing infrastructures. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For service providers, we offer our high-performance BigIron switches, NetIron® Metro routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager products. We sell our products through a direct sales force, resellers and OEM partners. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the enterprise and service provider markets.

Market Trends and Business Drivers

The Ethernet switching and routing market appears to be poised for growth. According to the 2006 Ethernet Switch Five Year Forecast Report, published by an independent research firm, Dell’Oro, the Ethernet switch market is expected to grow steadily over the next five years. In addition, Dell’Oro has projected that 10GbE switch port shipments will represent the strongest growth segment of the Ethernet switch market. 10GbE is an evolving communication technology standard that enables data transmission speeds up to 10 billion bits per second. Although 10GbE port shipments are expected to grow in the coming years, revenues may grow at a slower rate due to pricing pressures from increased competition and rapid technological change.

Foundry was an early leader in bringing 10GbE products to market. Working closely with the Institute of Electrical and Electronics Engineers standards body for 10GbE (IEEE 802.3ae), we delivered what we believe to be the first Layer 3 10GbE switch in 2001. By focusing on the more sophisticated features available at Layer 3 of the Open Systems Interconnect (OSI) model for data networking, we believe we delivered a higher performing 10GbE solution than competitors who merely implemented Layer 2 switching. Since the introduction of our first 10GbE switch product, we have continued to bring new 10GbE products and solutions to market. Our roster of 10GbE customers includes the banking, university, health care, government, manufacturing and entertainment industries, and service providers across the globe. 10GbE is the highest-speed Ethernet available today. 10GbE offers the potential to unify and simplify networking on a global scale with all the benefits and cost efficiencies of Ethernet.

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

We have introduced products that implement solutions in five strategic areas, and we intend to continue to enhance our product portfolio in these areas:

•	10-Gigabit Ethernet — Our 10GbE solutions have achieved commercial success in the marketplace. Our 10GbE customers include healthcare, government, research, university, and media organizations. As the boundaries of LANs, MANs and WANs continue to blur, companies will want to unify networks at a lower cost, with few management and operational requirements. 10GbE addresses the key concerns facing businesses today — the continued need for additional bandwidth while building a reliable network. Foundry’s new 10GbE offerings include the EdgeIron product family, FastIron Edge and X Series, FastIron SuperX Series, BigIron RX, ServerIron, NetIron XMR Series and NetIron MLX Series. The FastIron SuperX family of modular switches began shipping in 2006 and gained rapid acceptance as an edge aggregation switch for both the traditional enterprise and VoIP market segments. The BigIron RX modular switch began shipment in July 2005 and delivered strong growth as an enterprise core router, high performance computing core switch, and as a data center and infrastructure router for service providers. The NetIron XMR Series and NetIron MLX Series were delivered for beta testing by service provider customers in the fourth quarter of 2005. The introduction of these products is central to our strategy of offering high performance Layer 2/3 10 GbE capable switches from the enterprise edge to the Internet core.

•	Mobility — Our IronPointtm family of wireless products delivers a complete solution for enterprises of all sizes. This comprehensive wireless product family has been designed to meet current — and future — mobility requirements and support a diverse set of environments. The IronPoint Mobility Series of controllers and access points is designed to deliver best-in-class converged wireless performance in high-density environments. For iron-tight security, the IronPoint Wireless Location Manager is designed to protect enterprise networks from wireless security threats, such as rogue access points and unauthorized users, by delivering real-time, location mapping of all wireless devices. The feature-rich IronPoint 200 Access Point is a cost-effective solution that allows enterprise networks to quickly and easily enable safe and secure wireless access. The IronPoint 200 Access Point can also be connected to the IronPoint-FES Wireless Switch for enhanced management, mobility and security.

•	Voice-over-IP (VoIP) — An increasing number of enterprises are migrating to converged environments in which voice, video, and data are carried by the same network to take advantage of valuable business benefits such as reduced costs and increased productivity. A converged network needs a network foundation that provides superior performance, high availability and secure, guaranteed voice quality. We deliver high-performance networking products in our FastIron Layer 2/3 enterprise switches and the tools necessary to configure and optimize a converged environment with our IronView Network Manager system. Our adherence to industry and international standards has been validated by our customers who have successfully used a wide variety of IP phones from industry best-of-breed providers such as Avaya Inc., Cisco Systems, Inc., Mitel Networks Corp., Nortel Networks, Shoretel Inc., and Siemens AG. In 2005, we delivered the new chassis-based FastIron SuperX and the stackable FastIron Edge switch, each with support for both legacy and industry standard 802.3af power over Ethernet, automated Quality of Service (QoS), redundant & hot swappable power supplies, wireless mobility, and a range of VoIP security features. These provide customers the technology needed to power new devices such as IP phones, optimize network performance, and manage network resources. We intend to further develop and expand our networking and management offerings for converged environments so that customers will have more options for efficiencies and productivity.

•	Security — As networking has become an essential part of nearly all businesses, agencies, and organizations, security has become an integral part of designing and deploying today’s networks and data centers. Organizations increasingly rely on IP networks to deliver applications that are critical to business productivity and profits. Securing this infrastructure against debilitating attacks from malicious users is necessary to ensure sustained business operations. Mobility, convergence, and Web-centric applications are rendering centralized security models ineffective. Today, organizations require distributed, network-wide, security architectures to protect against threats from outside the network and to minimize vulnerabilities inside the network. Furthermore, the line between Internet and intranet is fading fast as users become more mobile and less identifiable. In such an open infrastructure, the threats are not concentrated at a single entry point at the network perimeter, but are network wide. Attacks are also becoming more sophisticated and exploiting application-level vulnerabilities to cripple critical IP services.

The foundation for our security model is our reliable, robust, high-performance security architecture. Our architecture is based on our layered IronShieldtm Security Model, with advanced device, network, and service protection features. Our IronShield security is built on a highly reliable, robust, high performance network architecture that includes a range of embedded security solutions. Our packet processors are designed to deliver integrated L2-4 security features, such as Denial-of-Service and CPU rate protection, protocol and spoof attack protection, as well as hardware based access control lists and rate limiting features. Our products are architected with embedded sFlow support, which allows Foundry switches and routers to simultaneously deliver wire-speed packet forwarding and act as network sensors, delivering data in real-time to security analytics products. Our IronView Network Manager (INM) can act as an sFlow collector, and convert this data for input and analysis by a range of security products, including both signature and anomaly-based intrusion prevention system (IPS) and network based analysis (NBA) solutions. IronShield security also includes a range of wireless security solutions, including our RF sensor, which can detect and suppress rogue access points, together with our Wireless Location Manager and Virtual Shield capability, which provides geographical wireless access security.

In 2005, we introduced the SecureIrontm product family. SecureIron traffic managers deliver high-performance Layer 2 through 7 switching and security, enabling organizations to achieve a highly secure and scalable network and application infrastructure. These security traffic managers are designed to protect against network- and application-layer threats network wide, at the network perimeter, inside the data center, and within the enterprise LAN. The SecureIron traffic managers are built for inline network-wide deployment to provide perimeter-like security enforcement inside the LAN against threats within the enterprise network.

•	Internet Protocol version 6 (IPv6) — Although interest in and adoption of IPv6 is gaining momentum in international markets, we believe the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. However, the U.S. federal government has made IPv6 a requirement for its installations. We deliver products that meet the requirements of IPv6 using a phased approach. In 2006, we delivered new IPv6 interface modules for the BigIron RX Series, NetIron MLX Series and NetIron XMR Series. We intend to further develop and deliver IPv6 solutions.

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

Continue to Deliver High-Performance Application Traffic Management Systems.  We believe demand for Internet traffic management intelligence capabilities will be a very important growth area for web-based businesses and Internet service providers and an area of increasing importance to traditional enterprise networks. We intend to continue improving the performance and functionality of our Internet traffic management products. Designed to provide the highest level of performance and network intelligence capabilities, our products are designed to enable web-based businesses and Internet service providers to rapidly deliver new revenue-generating applications and services to customers, while providing a high degree of service reliability.

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

Domestic field sales.  Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization works with resellers to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2006, our domestic sales organization consisted of 247 sales representatives and systems engineers.

Domestic resellers.  Our domestic resellers include regional networking system resellers and vertical resellers who focus on specific markets, such as small Internet service providers and the federal government. We provide sales and marketing assistance and training to our resellers, who in turn provide first level support to end-user customers. We intend to leverage our relationship with key resellers to penetrate select vertical markets.

International sales.  Product fulfillment and first level support for our international customers are provided by resellers and integrators. Please see “Risk Factors — Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.” As of December 31, 2006, our international field organization consisted of 121 sales representatives and system engineers who conduct sales, marketing, and support activities. Our international sales organization establishes and maintains direct relationships with resellers, integrators, and end-users. Our export product sales represented 39% of net product revenue in 2006 and in 2005. Information on net product sales to customers attributable to our geographic regions is included in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

OEM/Co-Branding.  We have an OEM/co-branding relationship with Hewlett-Packard Company (HP). HP markets and sells our products on a private label basis through their worldwide sales forces. Our agreement with HP provides that they may postpone, cancel, increase or decrease any order prior to shipment without penalty.

Marketing programs.  We have numerous marketing programs designed to inform existing and potential customers, the press, industry standard analyst groups, resellers and OEMs, about the capabilities and benefits of us and our products and solutions. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. These efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars, Webcasts, participation in independent third-party product tests, presentations, and maintenance of our web site.

Customer Service and Support

Our service and support organization maintains and supports products sold by our field organization to end-users. We provide 24-hour assistance, including telephone, and Internet based support. Our customer service offerings also include parts depots in strategic locations globally, implementation support, and pre-sales service. Our resellers and OEMs are responsible for installation, maintenance, and support services to their customers.

We provide all customers with our standard one or five year hardware and 90-day software warranty. Our standalone switches in the FastIron Edge, FastIron Workgroup, and EdgeIron product lines have a five-year hardware warranty. We also have four levels of customer service offerings to meet specific support needs. Our Titanium service program provides the most comprehensive support and includes on-site support and delivery by a trained technician of a hardware replacement within two to four hours. Our Gold service program is targeted towards customers who have trained internal resources to maintain their network 24x7. Our Gold program is designed to provide all the tools needed by these trained resources to maximize the uptime of their network. Our

Silver service program is tailored for customers who typically purchase spares inventory as part of their overall contingency plan. Our Bronze service program is targeted towards budget conscious customers who are looking for basic telephone and web-based support and run a 9 to 5 operation.

We have regional Centers-of-Excellence in Santa Clara and Irvine, California, Denver, Colorado, Chicago, Illinois, Boston, Massachusetts, New York City, New York, and Herndon, Virginia. We also have Centers-of-Excellence in Hong Kong, London, Munich, Tokyo and Toronto. These Centers-of-Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers. Fully equipped to demonstrate our product lines, they also support interoperability testing, provide hands-on training for customers, and showcase our end-to-end LAN, MAN and WAN solutions.

Significant Customers

Sales to our ten largest customers accounted for 29% and 30% of net product revenue for 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Sales to United States government agencies accounted for approximately 17%, 19% and 27%, of our total revenue in 2006, 2005 and 2004, respectively. Please see “Risk Factors — We still depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue” and “— The United States government is a significant customer and has been one key to our financial success. However, government demand is unpredictable and there is no guarantee of future contract awards.”

For the years ended December 31, 2006, 2005 and 2004, no customers accounted for 10% or more of our net product revenue.

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

We currently have four manufacturing partners. Celestica, Inc., located in San Jose, California, Flash Electronics, Inc., in Fremont, California and Shanghai, China, and Proworks Inc, located in San Jose, California, assemble and test printed circuit boards. Sanmina-SCI Corp., located in San Jose, assembles and tests printed circuit boards and our backplane products. Celestica, Inc., Sanmina-SCI Corp., and Flash Electronics, Inc. have global manufacturing facilities providing back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. We also have third-party OEMs such as Meru and Acton who manufacture some products that we purchase and resell under the Foundry brand.

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

We currently purchase components from several sources, including certain integrated circuits, power supplies and long-range optics, which we believe are readily-available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. In addition, our newer product families integrate customizable network processors from sole source suppliers such as Marvell. An alternative supply for these ASICs and network processors would require an extensive development period. Please see “Risk Factors — We purchase several key components for our products from sole sources; if these components are not available, our revenue may be adversely affected.”

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

Our research and development operations involve development activities that utilize both custom and commercial silicon, which enables us to quickly bring new products and features to market. We continue to develop new switching solutions that provide new levels of performance, scalability, and functionality. We had 219 engineers at the end of 2006, compared to 204 engineers at the end of 2005. Our research and development expenses were $70.7 million in 2006, $53.0 million in 2005 and $38.1 million in 2004, or 15%, 13% and 9%, of net revenue in 2006, 2005 and 2004, respectively.

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

The market in which we operate is highly competitive. For instance, Cisco Systems, Inc. (Cisco) maintains a dominant position in our market and several of its products compete directly with ours. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following introduction, which reduces the profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line, and strong reputation in the networking market. In addition, Cisco may have developed or could in the future develop new technologies that directly compete with our products or render our products obsolete. We believe our technology and the purpose-built features of our products make them unique and allow us to compete effectively against Cisco and other competitors. Although we believe that we are currently among the top providers of networking solutions, there can be no assurance that we will be able to compete successfully against Cisco, currently the market leader in network infrastructure solutions.

In addition to Cisco, we compete against Extreme Networks, Inc., Juniper Networks, Inc., F5 Networks, Inc., Nortel Networks Ltd., Enterasys Networks Inc., 3Com Corp., Huawei Technologies Co., Ltd., Force 10 Networks Inc., and Alcatel-Lucent, among others. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. Furthermore, companies that do not offer a directly competitive product to our products could develop new products or enter into agreements with other networking companies to provide a product that competes with our products or provides a more complete solution than we can offer. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN, and WAN solutions. As a result, we anticipate that we will have to continue to adjust prices on many of our products to stay competitive. Please see “Risk Factors — Intense competition in the market for network solutions could prevent us from maintaining or increasing revenue and sustaining profitability” and “— Our gross margins may decline over time and the average selling prices of our products may decrease as a result of competitive pressures and other factors.”

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

Intellectual Property

Our success and ability to compete are heavily dependent on our internally developed technology and know-how. Our proprietary technology includes our ASICs and Field Programable Gate Arrays (“FPGA”s), as well as our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, our IronView network management software, and certain system and mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual restrictions on disclosure, to protect our intellectual property rights in these proprietary technologies.

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

The networking industry’s products are characterized by the need to conform with interoperability standards which may be subject to patent claims. A number of companies in related industries with significant patent portfolios have attempted to extract licensing revenue and our industry has been the subject of frequent infringement claims, and related litigation regarding patent and other intellectual property rights. In addition, many companies in the networking market have patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe intellectual property rights that may be claimed by others. See Item 3, “Legal Proceedings,” below for pending litigation related to intellectual property matters and “Risk Factors — We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.”

Employees

As of December 31, 2006, we had 816 employees, consisting of 428 in sales, customer service and marketing, 219 in engineering, 94 in manufacturing, and 75 in general and administrative. None of our employees is represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good. Competition for technical personnel in the networking industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel.

Item 1A.	Risk Factors.

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

Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part I, Item 3, “Legal Proceedings,” several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney’s Office for the Northern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney’s Office for the Northern District of California, and expect to continue to do so.

We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a material adverse effect on us and our stockholders.

Due to the Special Committee investigation and resulting restatements, we could not timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, and as described in Part I, Item 3, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Annual Report and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007, we believe we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. If, however, Nasdaq does not concur that we are in compliance with the applicable listing requirements, our common stock may be delisted from The Nasdaq Global Select Market and it would be uncertain when, if ever, our common stock would be relisted. If a delisting did happen, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.

We have worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. Nevertheless the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this and other filings. In addition to the cost and time to amend financial reports, such amendments may have a material adverse affect on investors and common stock price and could result in a delisting of our common stock from The Nasdaq Global Select Market.

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

Sales to our ten largest customers accounted for 29% and 30% of net product revenue for 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 17%, 19% and 27% of our total revenue for 2006, 2005 and 2004, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.

The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the network industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time, third parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We are committed to vigorously defending ourselves against such claims. Regardless of the merits of our position, we have in the past incurred, and may in the future incur, substantial expenses in defending against third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

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

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 4, “Commitments and Contingencies — Litigation,” to Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Proprietary ASICs used in the manufacture of our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. In addition, our newer product families integrate customizable network processors from sole source suppliers such as Marvell. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future, which could impede our ability to meet customer orders. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period.

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

Generally, our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. We invoice some of our international customers in local currencies, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currencies. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a review of certain risks associated with foreign exchange rates.

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

In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of September 30, 2006. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2006, because management determined that as of December 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Recent environmental legislation within the European Union (“EU”) may increase our cost of doing business internationally as we comply with and implement these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS) and enacted the Waste Electrical and Electronic Equipment (“WEEE”) Directive to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. Under the RoHS Directive, specified electronic products which we placed on the market in the EU on or after July 1, 2006 were required to meet restrictions on lead and certain other chemical substances. Implementation of the WEEE Directive in certain of the EU-member countries was delayed until a later date. We are currently implementing measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.

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

Item 1B.	Unresolved Staff Comments.

On September 5, 2006, we received a letter from the SEC Division of Corporation Finance requesting us to provide it with our SFAS 5 analysis relating to our stock option practices. We expect to provide the SEC with the requested information shortly after filing this Annual Report on Form 10-K.

Item 2.	Properties.

Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing currently occupy approximately 110,000 square feet of office space in San Jose, California under lease through May 2008 and 141,000 square feet in Santa Clara, California under lease through May 2010. We utilize the San Jose location for our manufacturing operations and in early 2006 moved our corporate administration, research and development, and sales and marketing functions to Santa Clara. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices under lease agreements in the following locations:

Americas	EMEA	APAC

Irvine, California	London, England	Sydney, Australia
Denver, Colorado	Paris, France	Beijing, China
Atlanta, Georgia	Munich, Germany	Shanghai, China
Fort Lauderdale, Florida	Milan, Italy	Hong Kong, China
Honolulu, Hawaii	Amsterdam, Netherlands	Hyderabad, India
Chicago, Illinois	Stockholm, Sweden	Tokyo, Japan
Boston, Massachusetts	Dubai, United Arab Emirates	Auckland, New Zealand
New York City, New York		Singapore
Dallas, Texas		Seoul, South Korea
Houston, Texas		Taipei, Taiwan
Herndon, Virginia
Tacoma, Washington
Sao Paulo, Brazil
Toronto, Canada
Mexico City, Mexico

We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any necessary future expansion and for any additional sales offices that may be needed. Our principal web server equipment and operations are maintained in our corporate headquarters in Santa Clara, California.

Item 3.	Legal Proceedings.

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

As part of the May 2006 and February 2007 settlement agreements described in the two above paragraphs, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in Other charges, net in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At December 31, 2006, the remaining value of the May 31, 2006 settlement agreement was $1.5 million and is included in other assets in the accompanying consolidated balance sheet. In addition, we have recorded a liability of $2.7 million in other accrued expenses at December 31, 2006 in the accompanying consolidated balance sheet for the February 1, 2007 settlement agreement.

We also agreed to provide credits to Alcatel-Lucent in the sum of $2.0 million against future purchases of our products and services at the rate of 25% of the invoice price until the $2.0 million of credits are exhausted. For the year ended December 31, 2006, we have recorded a reduction of our total net revenue in the accompanying consolidated statements of income of $790,000 as a result of these credits. As of December 31, 2006 we recorded a reduction in our deferred support revenue of $325,000 in the accompanying consolidated balance sheet for the credits related to service contracts. The $325,000 represents a reduction in future revenue for unrecognized support revenue.

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

The Nasdaq Stock Market Proceedings, Docket #5181N-06.  On August 14, 2006, we received a Nasdaq Staff Determination letter indicating that we were not currently in compliance with Nasdaq’s listing requirements due to the delayed filing of our Form 10-Q for the quarter ended June 30, 2006. We have received similar Additional Nasdaq Staff Determination letters with respect to our delinquent Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, and our delinquent Annual Report on Form 10-K for the year ended December 31, 2006.

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

General.  From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2006, we have not recorded any such liabilities in accordance with SFAS 5. Further, we do not believe the outcome of legal matters pending against us would be material. We believe we have valid defenses with respect to the legal matters pending against us.

In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the Nasdaq National Market on September 28, 1999 and is traded under the symbol “FDRY.” As of December 31, 2006, there were approximately 345 holders of record of the common stock and 147,034,193 shares of common stock outstanding. The following table sets forth the high and low closing sale prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low

2006
Fourth quarter	$15.04	$12.06
Third quarter	$13.43	$9.07
Second quarter	$17.78	$9.85
First quarter	$18.16	$13.58
2005
Fourth quarter	$14.61	$11.55
Third quarter	$12.70	$8.56
Second quarter	$9.79	$8.12
First quarter	$12.51	$9.90

The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006.

	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06

Foundry Networks, Inc.	100	88	86	67	86	99	175	264	335	211	173	116	161	121	106	156	169	223	131	161	184
NASDAQ Composite	100	97	78	63	72	70	86	95	107	107	109	102	117	108	111	117	121	131	122	125	137
NASDAQ Computer Manufacturers	100	91	74	57	67	68	86	95	109	109	112	99	115	107	109	106	107	117	103	117	135

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain our future earnings and therefore do not expect to pay cash dividends in the foreseeable future.

Unregistered Securities Sold in 2006

We did not sell any unregistered shares of our common stock during 2006.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2006.

Item 6.	Selected Consolidated Financial Data.

A Special Committee of our Audit Committee has completed an internal investigation of our stock option granting practices since our initial public offering on September 27, 1999 through May 31, 2006. Based on the results of this investigation, we have concluded that the accounting measurement dates for certain stock option grants awarded during the fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005 differ from the measurement dates previously used to determine stock-based compensation expense. Revising the measurement dates for these grants resulted in a restatement for the seven fiscal years ended December 31, 2005. We have determined that we should have recognized approximately $177.1 million of pre-tax stock-based compensation expense that was not recognized in our previously issued financial statements, of which $175.9 million relates to revised measurement dates. In addition, we should have recorded approximately $74.6 million of income tax benefits. The revised measurement dates and related tax benefits also resulted in restatement of the December 31, 1999-2005 balance sheets. The restatement had no impact on our previously reported revenues for any fiscal year. The restatement also had no impact on our previously reported cash positions as of any date.

The impact of the restatement, as discussed in the Explanatory Note on page 2 and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is set forth in the table below:

Summary of Stock Option Investigation Restatement

					Decrease
					(Increase) to
	Pre-Tax	Income	Total	Capitalized in	Retained
Fiscal Year	Adjustments	Tax Benefit(1)	Impact	Inventory(2)	Earnings

1999	$0.3	$(1.4)	$(1.1)	$—	$(1.1)
2000	38.0	(16.5)	21.5	—	21.5
2001	52.3	(21.1)	31.2	—	31.2
2002	24.1	(9.6)	14.5	(0.3)	14.2
2003	74.8	(30.1)	44.7	(0.7)	44.0

Subtotal	189.5	(78.7)	110.8	(1.0)	109.8
2004	(17.1)	6.1	(11.0)	1.2	(9.8)
2005	4.7	(2.0)	2.7	(0.2)	2.5

Total	$177.1	$(74.6)	$102.5	$—	$102.5

(1)	Income Tax Benefit includes adjustments to reflect a previously unrecorded deferred tax benefit of approximately $3.6 million to our “cheap stock” compensation expense at the time of our initial public offering, $1.8 million of which is associated with amortization of cheap stock in 1999.

(2)	These amounts reflect the net effect of stock-based compensation cost capitalized in inventory. They represent the net change to cost of product and service revenue by year based on the compensation cost incurred as a result of the restatement and the respective inventory turnover in each affected period.

The following table sets forth selected financial data for our last five fiscal years. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended December 31,
Consolidated Statements of Income Data:	2006	2005	2004	2003	2002
		As	As	As	As
		Restated(1)	Restated(1)	Restated(2)	Restated(2)
	(In millions, except share and per share amounts)

Net revenue	$473.3	$403.9	$409.1	$399.6	$300.7
Cost of revenue	188.5	155.4	143.2	146.4	141.3

Gross margin	284.8	248.5	265.9	253.2	159.4
Operating expenses	256.3	186.5	186.6	215.3	156.1

Income from operations	28.5	62.0	79.3	37.9	3.3
Interest and other income, net	34.4	18.1	9.9	5.2	5.0

Income before provision for income taxes and cumulative effect of change in accounting principle	62.9	80.1	89.2	43.1	8.3
Provision for income taxes	24.7	26.5	31.4	12.0	—

Net income before cumulative effect of change in accounting principle	38.2	53.6	57.8	31.1	8.3
Cumulative effect of change in accounting principle, net of taxes	0.5	—	—	—	—

Net income	$38.7	$53.6	$57.8	$31.1	$8.3

Basic net income per share	$0.27	$0.38	$0.43	$0.25	$0.07
Weighted-average shares used in computing basic net income per share (in thousands)	145,167	139,176	135,442	125,681	120,204
Diluted net income per share (in thousands)	$0.26	$0.37	$0.40	$0.23	$0.07
Weighted-average shares used in computing diluted net income per share	150,509	143,974	143,363	137,476	123,630

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements of this Form 10-K.

(2)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact. See table below for additional information related to the restatement of fiscal years December 31, 2003 and 2002.

	Year Ended December 31,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
		As	As	As	As
		Restated(1)	Restated(2)	Restated(2)	Restated(2)
	(In millions)

Cash, cash equivalents and investments	$886.4	$746.4	$617.4	$505.7	$326.5
Working Capital	735.3	617.7	536.3	443.2	404.1
Total assets	1,095.4	941.0	830.5	691.7	467.1
Long-term liabilities	23.9	21.8	17.6	7.7	—
Total stockholders’ equity	958.1	811.9	722.7	622.1	413.7

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements of this Form 10-K.

(2)	The Selected Financial Data for 2004, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact. See table below for additional information related to the restatement of fiscal years ended December 31, 2004, 2003 and 2002.

The impact of the restatement and a comparison to the amounts originally reported are detailed in the table below:

	December 31, 2005			December 31, 2004
	As		As	As		As
Consolidated Statements of Income Data	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In millions, except share and per share amounts)

Net revenue	$403.9	$—	$403.9	$409.1	$—	$409.1
Cost of revenue	155.2	0.2	155.4	143.4	(0.2)	143.2

Gross margin	248.7	(0.2)	248.5	265.7	0.2	265.9
Operating expenses	182.2	4.3	186.5	202.3	(15.7)	186.6

Income from operations	66.5	(4.5)	62.0	63.4	15.9	79.3
Interest and other income, net	18.1	—	18.1	9.9	—	9.9

Income before provision for income taxes	84.6	(4.5)	80.1	73.3	15.9	89.2
Provision for income taxes	28.5	(2.0)	26.5	25.3	6.1	31.4

Net income	$56.1	$(2.5)	$53.6	$48.0	$9.8	$57.8

Basic net income per share	$0.40		$0.38	$0.35		$0.43
Weighted-average shares used in computing basic net income per share (in thousands)	139,176		139,176	135,445		135,442
Diluted net income per share	$0.39		$0.37	$0.34		$0.40
Weighted-average shares used in computing diluted net income per share (in thousands)	143,323		143,974	143,118		143,363

	December 31, 2003			December 31, 2002
	As		As	As		As
Consolidated Statements of Income Data	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In millions, except share and per share amounts)

Net revenue	$399.6	$—	$399.6	$300.7	$—	$300.7
Cost of revenue	140.9	5.5	146.4	140.2	1.1	141.3

Gross margin	258.7	(5.5)	253.2	160.5	(1.1)	159.4
Operating expenses	146.7	68.6	215.3	133.4	22.7	156.1

Income from operations	112.0	(74.1)	37.9	27.1	(23.8)	3.3
Interest and other income, net	5.2	—	5.2	5.0	—	5.0

Income before provision for income taxes	117.2	(74.1)	43.1	32.1	(23.8)	8.3
Provision for income taxes	42.1	(30.1)	12.0	9.6	(9.6)	—

Net income	$75.1	$(44.0)	$31.1	$22.5	(14.2)	$8.3

Basic net income per share	$0.60		$0.25	$0.19		$0.07
Weighted-average shares used in computing basic net income per share (in thousands)	125,133		125,681	119,482		120,204
Diluted net income per share	$0.55		$0.23	$0.18		$0.07
Weighted-average shares used in computing diluted net income per share (in thousands)	135,631		137,476	123,780		123,630

	December 31, 2005
	As		As
Consolidated Balance Sheet Data	Reported	Adjustments	Restated
	(In millions)

Cash, cash equivalents and investments	$746.4	$—	$746.4
Working capital	616.0	1.7	617.7
Total assets	921.9	19.1	941.0
Long-term liabilities	21.8	—	21.8
Total stockholders’ equity	796.0	15.9	811.9

	December 31, 2004
	As		As
Consolidated Balance Sheet Data	Reported	Adjustments	Restated
	(In millions)

Cash, cash equivalents and investments	$617.4	$—	$617.4
Working capital	519.1	17.2	536.3
Total assets	811.2	19.3	830.5
Long-term liabilities	17.6	—	17.6
Total stockholders’ equity	706.3	16.4	722.7

	December 31, 2003
	As		As
Consolidated Balance Sheet Data	Reported	Adjustments	Restated
	(In millions)

Cash, cash equivalents and investments	$505.7	$—	$505.7
Working capital	430.0	13.2	443.2
Total assets	658.1	33.6	691.7
Long-term liabilities	7.7	—	7.7
Total stockholders’ equity	590.5	31.6	622.1

	December 31, 2002
	As		As
Consolidated Balance Sheet Data	Reported	Adjustments	Restated
	(In millions)

Cash, cash equivalents and investments	$326.5	$—	$326.5
Working capital	390.5	13.6	404.1
Total assets	451.5	15.6	467.1
Long-term liabilities	—	—	—
Total stockholders’ equity	398.1	15.6	413.7

SFAS 123 Disclosure

As a consequence of the adjustments discussed under the caption “Restatement of Previously-Issued Financial Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we recorded additional compensation expense to the pro forma information required to be disclosed under SFAS 123 in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements. In addition, in August 2002, we announced a stock option exchange program, pursuant to which 5,744,500 options were cancelled in September 2002 and replacement options were granted in March 2003. We determined that we underamortized the fair value of the replacement options granted in our 2002 tender offer by excluding approximately $85.0 million of unamortized fair value of the tendered grants and only including the incremental fair value associated with the March 2003 re-grant. The amount of pro forma stock-based compensation expense reported in the table below has been revised to reflect the total fair value of the tendered grants. The restated amounts are presented in the table below (in millions except per share amounts):

	2005	2004
	(As restated)	(As restated)

Net income	$53.6	$57.8
Add:
Stock-based employee compensation expense (benefit) included in net income, net of tax	2.9	(10.4)
Deduct:
Compensation expense determined under fair value based method for all awards, net of tax (as reported)	(44.5)	(35.4)
Incremental compensation expense determined under fair value based method resulting from correction of option grant dates	3.0	(4.0)
Incremental compensation expense determined under fair value based method resulting from correction of other accounting errors	(19.5)	(21.9)

Pro forma net loss	$(4.5)	$(13.9)

Basic earnings (loss) per share:
As reported	$0.38	$0.43
Pro forma	$(0.03)	$(0.10)
Diluted earnings (loss) per share:
As reported	$0.37	$0.40
Pro forma	$(0.03)	$(0.10)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in “Item 1A — Risk Factors.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.

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

As a result of the independent investigation, our management has concluded, and the Audit Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related charges, including tax effects, with regard to past stock option grants. We are restating previously filed financial statements in this Annual Report on Form 10-K. These adjustments, after tax, resulted in an aggregate stock-based compensation charge of $102.5 million recorded in fiscal years 1999 through 2005.

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

This report also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended December 31, 2005 and December 31, 2004.

Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us prior to September 22, 2006, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us prior to September 22, 2006 should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed on or after September 22, 2006.

Background of Our Stock Option Investigation.  Our inquiry into our historical stock option granting practices was voluntary and began as an internal review in May 2006 in response to a report by the Center for Financial Research and Analysis entitled “Options Backdating — Which Companies are at Risk?” that identified Foundry as a company “with a moderate risk” of options backdating. In June 2006, the Audit Committee concluded that, given the preliminary findings of the internal review to date, it would be appropriate for us to conduct a formal and independent investigation of our option granting practices and a Special Committee of the Audit Committee was formed to oversee the investigation. The Special Committee retained independent counsel to conduct a comprehensive internal investigation of our historical stock option grant practices, who in turn retained forensic accountants to assist them. Throughout the course of the investigation, the Special Committee’s independent advisers reported directly to the Special Committee, comprised of a single independent director, Alan Earhart, who joined our Board of Directors in 2003 and has never served on our Compensation Committee.

The scope of the Special Committee’s investigation was extensive, and included the review of all stock option grants during the period from our September 27, 1999 initial public offering through May 2006.

In September 2006, we announced that (i) the Special Committee had preliminarily concluded that the actual accounting measurement dates for certain stock option grants likely differed from the recorded grant dates for such awards; and (ii) we had concluded that the financial statements issued by us relating to periods beginning on or after January 1, 2000 should not be relied upon. In January 2007, we announced the conclusion of the Special Committee’s investigation and its findings, which were set forth in our Current Report on Form 8-K filed on January 23, 2007. We also announced that our financial statements for the fiscal years 1999 through 2005 would be restated

As a result of the independent investigation, our management has concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Annual Report on Form 10-K.

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

Based on the evidence and findings from our internal review and the Special Committee’s independent investigation, we analyzed the measurement dates for all stock option grants awarded from the time of our initial public offering in September 1999 through May 2006 (“review period”). We believe that the Special Committee’s analysis was properly limited to the review period. In addition to analyzing all grants made during the review period, we reviewed stock option grants that were recorded between our date of inception, on May 22, 1996, and the date of our initial public offering, on September 27, 1999, and found none that required accounting adjustments. The first option granting action for which an adjustment to stock-based compensation expense is required is dated September 27, 1999. We also examined grants that were made after the review period and found none that required accounting adjustments. In July 2006, we made significant changes in our stock option granting practices, and we have determined that our current equity award processes and procedures are appropriate and appropriately controlled.

Impact of Judgments and Interpretations on Restatement Values.  In calculating the amount of incremental stock-based compensation expense that we are required to record under generally accepted accounting principles, we made certain interpretations and assumptions and drew certain conclusions from and regarding the internal investigation findings. These interpretations, assumptions and conclusions may be subject to later dispute. There is also a risk that the investigation findings themselves may later be determined to be inaccurate or incomplete. These risks are particularly acute where documentation was incomplete. Where we had incomplete documentation, we considered, among other things, the guidance provided by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), pursuant to a letter dated September 19, 2006 (“Chief Accountant’s Letter”). Specifically, the Chief Accountant’s Letter states that companies such as ours should use all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

We made certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board of Directors and certain of its committees, and the effectiveness and effect of granting actions by written consent. We also made a number of accounting interpretations, including interpreting various SEC staff views and applying those interpretations to our facts and circumstances. For example, we interpreted and applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to each category of granting actions discussed below. We were required to make a determination of the correct measurement date, which under APB 25 is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” As previously noted, we also considered the guidance provided by the Chief Accountant’s Letter in making our determinations.

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

Consistent with the current accounting literature and published guidance from the staff of the SEC, we organized option grants awarded during the review period into categories based on the type of granting action that occurred and the process by which a grant was finalized. We analyzed the available evidence related to each category of grants, including electronic and physical documents, document metadata (electronically recorded information about the creation or editing of documents), and witness interviews. Based on relevant facts and circumstances, we applied the applicable accounting standards to determine a measurement date for every grant within each category. Where documentation was incomplete, our approach was to identify as the measurement date the earlier of (a) the date the grant was reported to the Board of Directors or (b) the date the grant was entered into our equity accounting database. If the measurement date was other than the originally recorded grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.

From our inception in 1996 until June 23, 1999, the Board of Directors awarded stock options either at a duly convened meeting or by Unanimous Written Consent (“UWC”). Beginning June 23, 1999, the Board of Directors authorized Mr. Johnson, acting as a sole member Stock Option Committee of the Board of Directors (“Stock Option Committee”) to grant options to eligible employees who were not executive officers or directors of Foundry. These Stock Option Committee approvals were documented in written actions (“SOC Actions”). Grants to executive officers continued to be made principally by the Board of Directors, either at a duly held meeting or by UWC; however, from September 1999 through May 2006, the Compensation Committee awarded stock options, principally to executive officers, on three dates. Grants to Board members were made either under the self-executing provisions of the 1999 Directors’ Option Plan, or by the Board of Directors (at a duly held meeting or by UWC). In

July 2006, the Board of Directors transferred the responsibilities of the Stock Option Committee to the Compensation Committee and directed it to administer all grants of stock or stock options to all employees, including officers.

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

As discussed below, we determined that the originally recorded grant dates for 151 granting actions cannot be supported as the proper measurement dates. Accordingly, after accounting for forfeitures, cancellation, vesting acceleration and other related adjustments, we have recognized stock-based compensation expense of $177.1 million on a pre-tax basis over the vesting periods of the awards. No adjustments were required for the remaining 38 granting actions. The judgments applied, the respective adjustments made, and our assessment of the possible range of amounts of compensation expense that would have been recorded if different judgments had been applied, are summarized by grant category below:

(1) Director Grants — During the review period, we had ten granting actions including stock option awards to non-employee directors. Approximately $2.3 million of pre-tax stock-based compensation expense has been recorded as a result of revised measurement dates in connection with these Director Grants.

Eight Director Grants were automatic grants under the provisions of the 1999 Directors’ Stock Option Plan, which required no accounting adjustments. Two were Director Grants awarded for retention purposes pursuant to the 1996 Stock Plan and documented in actions by UWC that were dated “effective as of” February 28, 2001 and February 5, 2002, respectively. The Special Committee found that there was inadequate documentation to support the originally recorded dates of these two grants. The price of our common stock on the corrected measurement date for the February 28, 2001 grant was lower than the original option exercise price. The February 5, 2002 grant was deemed repriced and variable accounting was applied. The Board of Directors directed that the latter grant be re-priced to reflect the higher exercise price, and has decided not to re-price the former grant to the lower exercise price. Our current non-management directors who exercised re-priced options have repaid us the net after-tax difference between the initial exercise price and the corrected exercise price (approximately $86,000 in the aggregate).

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

(2) End-of-Month Grants— End-of-Month Grants during the review period included 133 granting actions, of which 119 were revised and resulted in approximately $63.3 million of cumulative pre-tax compensation expense.

We regularly used the last trading day of the month as the grant date for employee new hire grants and employee promotion/bonus grants. We refer to these as “End-of-Month Grants” for classification purposes even though some grants were not recorded on the last trading day of the month. The End-of-Month Grant process was observed in a large majority of cases. However, because of variations in practice we concluded that it could not be established as a practice that would serve as the basis for determining appropriate accounting measurement dates for these granting actions. Our End-of-Month Grants were documented in written actions of the SOC which generally were prepared shortly after month end, although in most cases there is no contemporaneous evidence to identify the specific date. The grants were subsequently entered into the stock option database, on average 14 days after month end, although the timing varied.

As a result, we determined that (in the absence of other contemporaneous evidence indicating that the terms of awards to individual recipients were known with finality at an earlier date) measurement dates for respective granting actions involving new hire grants and employee promotion/bonus grants are the earlier of (a) the date the majority of such grants were entered into our equity accounting database (representing 100 of the 119 granting actions revised) or (b) other evidence, such as email correspondence — providing the first finalized documentation of the individual recipient’s share allocation — or the date of the Board of Directors meeting during which management reported the award of such grants — as documented in the minutes of that meeting (representing 19 of the 119 granting actions revised). We have concluded that 119 of the 133 End-of-Month Granting actions require adjustment to their recorded dates.

Because judgment was used in establishing the revised measurement dates, we performed a sensitivity analysis around the potential alternative measurement dates. We developed a range of possible earlier alternative measurement dates for those grants, using the original grant date as the beginning of that range because we did not find any evidence to support a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the original grant date and the revised measurement date had been used, and determined that if an earlier measurement date had been selected based on the highest price of our common stock in this period, the total stock-based compensation charge would have been approximately $6.9 million higher. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by approximately $59.4 million. We believe that our approach was the most appropriate under the circumstances.

(3) Employee Retention Grants — During the review period, we had a total of 30 employee retention granting actions, of which 23 required revised measurement dates and resulted in approximately $65.8 million of cumulative pre-tax compensation expense. These employee retention grants were typically made on an annual basis as part of an extensive process that required several weeks to complete. Pursuant to formulae, guidelines and practices established by an executive team and led by our CEO (the sole member of the stock option committee), managers throughout the Company would make recommendations for grants to employees in their areas of responsibility. After the CEO had determined that the recommended grants were in accordance with established formulae, guidelines and practices, we treated the grants as final. Our practice was that Employee Retention Grants were generally awarded by the Stock Option Committee.

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

(4) Officer Grants — During the review period, we had 15 granting actions that were awards of stock options to officers and other executive employees when they were hired, promoted or earned a bonus, and for purposes of retention. As a result of revising measurement dates for seven of these granting actions, approximately $22.0 million of cumulative pre-tax compensation expense was recorded.

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

As a result, we determined that (in the absence of other contemporaneous evidence indicating that the terms of awards to individual recipients were known with finality at an earlier date) measurement dates for respective granting actions involving Officer Grants are the earlier of (a) the date the majority of such grants were entered into our equity accounting database (representing one of the seven granting actions revised) or (b) the dates of faxed signature pages for UWCs, e-mail evidence, or dates of Board of Directors meetings, as documented in the minutes of those meetings (representing six of the seven granting actions revised). Because judgment was used in establishing the revised measurement dates, we performed a sensitivity analysis around potential alternative measurement dates. We developed a range of possible earlier alternative measurement dates for those grants, using the original grant date as the beginning of that range because we did not find any evidence to support a different date for the beginning of the range. We assessed the fluctuation in our stock price if a different measurement date between the original grant date the revised measurement date had been used, and determined that if earlier measurement dates had been selected based on the highest price of our common stock in this period, total stock-based compensation charge would have been approximately $0.2 million higher. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by approximately $8.4 million. We believe that our approach was the most appropriate under the circumstances.

(5) CEO Grants — During the review period, we had three granting actions involving stock option grants to Mr. Johnson, our CEO. One award, dated August 7, 2002, was a stock option for 600,000 shares that was presented and approved at a regular meeting of the Board of Directors on that same date. A second award, dated January 31, 2006, was a stock option for 600,000 shares and an award of 75,000 restricted shares that was presented and approved at a regular meeting of the Board of Directors on that date. The third grant, dated June 10, 2004, was a stock option to purchase 400,000 shares that was approved by the Board of Directors at its March 5, 2004 meeting, together with grants to other executive officers. The exercise price of this option was established as the closing price of our common stock on the Nasdaq National Market “on or about” the date of our annual stockholder meeting, with the determination of the specific date for this option (and the other executives’ options) left in the discretion of Mr. Johnson. We have concluded that no adjustment is required for any of these granting actions.

(6) Grant Modified by Tender Offer — On August 21, 2002, we commenced a stock option exchange program for our employees, under which employees (excluding officers and directors) were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them in exchange for a stock option grant equal to 0.5 times the number of tendered options on or about March 21, 2003. Pursuant to the tender offer rules, participants who elected to exchange any options were also required to exchange any other options granted to the participant in the six months prior to August 20, 2002. On March 24, 2003, we issued options to purchase 2,728,850 shares of common stock to employees who participated in the tender offer (which was net of shares forfeited by terminating employees), at an exercise price of $7.76 per share, in exchange for options to purchase 5,744,500 shares of common stock that were tendered by September 20, 2002.

We determined that the list of grantees for the Employee Retention Grant recorded on February 5, 2002 was not finalized on that date. As a result, this 4,744,200 share grant was revised with a new grant date of March 14, 2002. Contemporaneous evidence clearly showed that the revised measurement date fell within the six month look-back period prior to the date of the tender offer consummation. Since any stock options granted to tender participants in the six-month look-back period were subject to modification by the tender offer, variable accounting is required to be applied to certain of the untendered options. As a result, we recognized additional compensation expense of $22.5 million, related to 2,642,800 of the March 14, 2002 untendered options. We did not assess a possible range of amounts of compensation expense for this grant based on alternate measurement dates, because there were no earlier alternative measurement dates that would have impacted these untendered options.

The remaining 2,101,400 stock options from the original Employee Retention Grant have been determined to be fixed options with a revised measurement date of March 14, 2002. Variable accounting treatment is not applied to these shares because (i) the holders did not participate in the tender offer or (ii) the stock options the holders were awarded as part of the Employee Retention Grant exceeded the number of stock options that were deemed repriced through the tender offer.

All references to the number of option shares, option exercise prices and share prices have been adjusted for stock splits.

We recorded additional stock-based compensation expense and related changes, including tax effects, as a result of these adjustments for past stock option grants discussed above. These adjustments, shown both before and after tax are as follows (in millions):

	1999	2000	2001	2002	2003	2004	2005	Total

Director Grants	$—	$—	$—	$0.1	$4.3	$(2.2)	$0.1	$2.3
End-of-Month Grants	0.3	24.1	22.0	12.5	3.5	—	0.9	63.3
Employee Retention Grants	—	10.4	22.9	8.7	13.1	7.9	2.8	65.8
Officer Grants	—	3.5	7.0	2.1	16.7	(7.7)	0.4	22.0
CEO Grants	—	—	—	—	—	—	—	—
Grant Modified by Tender Offer	—	—	—	0.7	36.9	(15.5)	0.4	22.5
Other, net(1)	—	—	0.4	—	0.3	0.4	0.1	1.2

Pre-tax stock-based compensation expense adjustments(2)	0.3	38.0	52.3	24.1	74.8	(17.1)	4.7	177.1
Income tax (benefit)/expense	(1.4)	(16.5)	(21.1)	(9.6)	(30.1)	6.1	(2.0)	(74.6)

Net stock-based compensation expense/(benefit) adjustments	$(1.1)	$21.5	$31.2	$14.5	$44.7	$(11.0)	$2.7	$102.5

(1)	Other, net represents related employment tax charges and other stock-based compensation charges.

(2)	Includes the following amounts attributable to the impact of variable accounting: 1999, $0; 2000, $0; 2001, $0; 2002, $0.9 million; 2003, $59.4 million; 2004, $(27.0) million; 2005, $0.9 million; total, $34.2 million. We determined that as a result of revised measurement, eleven granting actions required both a revised measurement date and the application of variable accounting. Generally, variable accounting resulted because strong evidence indicated that the grant was approved at an earlier date (often a Board of Directors meeting). However, the granting action was not recorded at that date, and was instead recorded at a subsequent grant date at a lower price than the earlier date that we subsequently determined to be when the grant was originally awarded.

As a result of the restatement, we recognized $102.5 million, after-tax, of stock-based compensation expense through fiscal 2005, and had approximately $2.8 million of deferred stock-based compensation expense to be amortized as of December 31, 2005. As described in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements, on January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $2.8 million at January 1, 2006 has been reclassified to additional paid-in capital.

The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional	Deferred Stock		Net Impact to
Fiscal Year	Paid-In Capital	Compensation	Retained Earnings	Stockholders’ Equity

1999	$2.2	$(2.3)	$1.1	$1.0
2000	96.6	(59.5)	(21.5)	15.6
2001	12.3	38.1	(31.2)	19.2
2002	(19.1)	13.1	(14.2)	(20.2)
2003	73.8	(13.8)	(44.0)	16.0

Subtotal	165.8	(24.4)	(109.8)	31.6
2004	(42.0)	17.0	9.8	(15.2)
2005	(2.6)	4.6	(2.5)	(0.5)

Total	$121.2	$(2.8)	$(102.5)	$15.9

Tax Impact of Restatement Items

In connection with the restatement of our consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The tax impact of the restatement for stock-based compensation expense reduced (increased) the tax provision for fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005 by $1.4 million, $16.5 million, $21.1 million, $9.6 million, $30.1 million, ($6.1) million and $2.0 million respectively. The aggregate reduction in tax provision of $74.6 million resulted in a $102.5 million restatement, net of taxes. In addition, we determined that, in connection with the restated stock-based compensation expense, a related expense for employment taxes should have been recorded in the amount of approximately $800,000. We recorded this expense in the period of exercise because employers have an obligation to withhold taxes from employees upon the exercise of nonqualified stock options, and the employer’s liability for taxes is joint and several along with the employee. The liability was subsequently released in the period the respective statute of limitation lapsed.

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

Stock-based compensation expense for non-qualified stock options (including incentive stock options deemed to be non-qualified as a result of the re-measurement) was assumed to be deductible at the time of exercise, subject to limitations under Section 162(m) and local country law.

Because virtually all holders of options issued by us were neither involved in nor aware of the Company’s accounting treatment of stock options, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). We expect to record approximately $4.8 million in operating expense in future periods in relation to these items and other tax related items.

In the restated consolidated financial statements, we recorded deferred tax assets for stock compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of income in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumptions and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision.

Business Environment

During 2006, we saw continued improvement in the macro-economic environment. Despite the challenging federal spending environment in the first half of 2006, we saw solid growth in our commercial business throughout the year. During 2006, we benefited from a continuation of a broad enterprise upgrade cycle, which began in late 2004, as customers continued preparing their network infrastructure for Voice over Internet Protocol (“VoIP”), wireless applications, and the adoption of 10GbE in the network core to accommodate higher levels of traffic. In addition, we experienced renewed service provider interest in our new router product offerings, the XMR and MLX family of MPLS routers.

The networking market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenue has generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. However, our revenue growth has been hindered by declining prices and competitive pressures. The market for data networking products continues to be dominated by Cisco, with over 50% share of the networking market. We continue to invest in our core market and adjacent markets in which the competitive landscape looks attractive and the growth prospects are promising. Although we expect our revenue to grow in 2007, there can be no assurance that the networking market will continue to improve or that we will be successful in executing on our growth strategy.

2006 Financial Performance

•	2006 marked our 10th anniversary and the sixth year that we have operated profitably in the seven years since we went public in September 1999.

•	Our total net revenue for 2006 increased 17% to $473.3 million from $403.9 million in 2005 due to the increased breadth and depth of the solutions we are now delivering to both the service provider and enterprise markets and the expansion of our sales organization.

•	Net income in 2006 was $38.7 million, or 8% of total net revenue, compared to $53.6 million, or 13% of total net revenue, in 2005. Our profitability in 2006 was reduced by an increase in non-cash stock-based compensation expense of $46.2 million, increased professional and legal fees associated with the restatement of our prior period financial statements of $7.4 million and pre-tax litigation settlement expenses and associated legal fees of $5.4 million.

•	Our balance sheet remains debt-free, with cash and investments of $886.4 million, an increase of $140.1 million from 2005. During 2006, we generated $95.2 million of cash from operations and received $47.7 million of cash from issuances of common stock.

•	In the fourth quarter of 2006 our annualized revenue per employee increased to approximately $647,000.

•	During 2006 our book-to bill ratio, the ratio of new orders received compared to revenue recognized continued to be greater than one.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, current economic conditions, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect the more significant judgments and estimates that can have a significant effect on our results of operations and the value of certain assets and liabilities on our consolidated financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. These and other significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

Revenue Recognition

We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue primarily coming from customer support fees. We generally sell to direct end-users and value-added resellers. We apply the principles of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. It is our practice to identify an end-user prior to shipment to a value-added reseller.

Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment, unless an acceptance period or other contingency exists, in which case revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency.

Support revenue is recognized ratably over the term of the support arrangement, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

When sales arrangements contain multiple elements (e.g., hardware, extended warranty), we apply the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described above have been met for that unit of accounting. The application of EITF 00-21 involves significant judgment. For example, we use judgment to determine whether objective and reliable evidence of fair value exists for undelivered item(s) in an arrangement. The timing of revenue recognition varies based on this determination.

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period extends one to five years from the date of sale for hardware, depending on the type of product purchased. Our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of revenue could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If the historical data used by us to calculate estimated sales returns does not reasonably approximate future returns, revenue in future periods could be affected.

Allowance for Doubtful Accounts

Customers are subject to a credit review process, through which we evaluate the customer’s financial condition and ability to pay based on credit rating services such as Dun and Bradstreet. Customers are generally assigned a credit limit that may be increased only after a successful collection history has been established. We do not have significant billing or collection problems. We regularly monitor and evaluate the collectibility of our trade receivables and actively manage our accounts receivable to minimize credit risk. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or significant deterioration in financial condition. We estimate allowances for doubtful accounts for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due, and historical collection experience. If circumstances change, estimates regarding the collectibility of receivables would be adjusted. We mitigate some collection risk by requiring certain international customers to provide letters of credit or bank guarantees prior to placing an order with us. Although we believe our allowance for doubtful accounts is adequate and that the judgment we apply is appropriate, our actual amount of bad debt could differ materially from our estimates.

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

We use contract manufacturers to assemble and test our products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on rolling production forecasts provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers that may not be cancelable at any time. As of December 31, 2006, we had approximately $53.4 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable. If actual demand for our products is below the level assumed in our production forecasts, we may have excess inventory or a liability as a result of our purchase commitments.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R and apply the provisions of SEC Staff Accounting Bulletin No. 107 (“SAB 107”). We adopted SFAS 123R using the modified prospective transition method effective January 1, 2006. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. We use a combination of historical and implied volatilities to derive expected volatility. Expected life was derived using the average midpoint between vesting periods and the contractual term, as described in SAB 107. We may change our volatility assumption in the future if management believes it will generate a more representative estimate of fair value. Further, as required under SFAS 123R, we must estimate forfeitures for stock-based awards that are not expected to vest. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, our stock-based compensation expense could be materially different in the future if factors change and we use different assumptions. The estimated fair value, net of an estimated forfeiture rate, is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally one to five years for our stock option grants and restricted stock grants and up to two years for our employee stock purchase plan. The impact of adopting SFAS 123R is disclosed in Note 2, “Summary of Significant Accounting Policies” to Consolidated Financial Statements.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of December 31, 2006 and 2005 were $74.6 million and $58.7 million, respectively.

Income Taxes

We are audited by various taxing authorities from time to time, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and that it may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies under SFAS 5, Accounting for Contingencies.

In accordance with SFAS 123R, we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $28.2 million as of December 31, 2006. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical APIC pool under SFAS 123R to decrease additional paid-in capital.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We completed our analysis and the impact of the adoption of FIN 48 on January 1, 2007 will result in an increase to retained earnings of $0.8 million. In addition, we will record a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million as part of the adoption of FIN 48.

In June 2006, the FASB reached consensus on Emerging EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Paragraph 6 of Statement No. 43, Accounting for Compensated Absences (“SFAS 43”), requires accrual of a liability for compensated absences when certain criteria are met, including a requirement that the obligation relates to rights that vest or accumulate. The EITF reached a consensus that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. The guidance in this consensus is to be effective for fiscal years beginning after December 15, 2006. We currently record expense for sabbatical leaves at the point in time that employees have met the sabbatical service requirements, not over the period required for employees to earn the right to a sabbatical. In the first quarter of 2007, we will adopt EITF 06-2 through a cumulative-effect adjustment. This will result in a reduction to retained earnings of approximately $683,000. We do not expect the adoption of EITF 06-2 to have a material impact on our future financial results.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

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

Net revenue information is as follows (dollars in thousands):

	Year Ended December 31,						Percentage Change
		% of Net		% of Net		% of Net
	2006	Revenue	2005	Revenue	2004	Revenue	2006 to 2005	2005 to 2004

Net revenue:
Product	$395,701	84%	$338,784	84%	$349,019	85%	17%	(3)%
Service	77,579	16%	65,072	16%	60,085	15%	19%	8%

Total net revenue	$473,280	100%	$403,856	100%	$409,104	100%	17%	(1)%

Chassis	$279,383	71%	$226,062	67%	$261,764	75%	24%	(14)%
Stackable	116,318	29%	112,722	33%	87,255	25%	3%	29%

Total net product revenue	$395,701	100%	$338,784	100%	$349,019	100%	17%	(3)%

Net product revenue in 2006 increased 17% from 2005 due to a general improvement in both the enterprise and service provider markets coupled with increased customer acceptance of our new switching and routing platforms and the expansion of our sales organization. During the course of 2006 we grew our sales personnel from 297 at December 31, 2005 to 368 at December 31, 2006. Net product revenue from our chassis-based products increased 24% in 2006 as compared to 2005 due to customer acceptance of our new RX, SuperX platforms for the enterprise market and XMR/MLX platforms for the service provider market. Revenue for 2006 reflects our first full year of sales of our XMR and MLX product offerings. Due to the strength of our new chassis based platforms, stackable products represented 29% of our total net revenue in 2006, down from 33% in 2005. Sales to the United States government accounted for approximately 17% of total net revenue for 2006, down from 19% for 2005, but increased in terms of absolute dollars by 9% to $84.4 million in 2006 from $77.6 million in 2005. We expect our net product revenues to continue to increase in the next year as we continue to hire additional sales personnel and gain increased productivity from the sales personnel we have recently hired.

Net product revenue in 2005 decreased 3% from 2004, due to weaker than expected demand for networking equipment in the first half of 2005. We believe our commercial customers became more cautious about their own business outlook towards the end of 2004 due to a number of factors, including lack of visibility into their own future results and concerns about their business prospects in 2005. In addition, our United States government business declined significantly during the first half of 2005 as the government realigned its IT spending priorities. During the 2nd half of 2005, product sales gradually improved. However, we continued to experience reductions in overall average selling prices resulting from a shift in product mix towards lower-priced stackable products and competitive pricing pressure. Revenue in 2005 reflected our first full year of sales of our lower-priced 10GbE FastIron Edge stackable switches, which, at the time, offered a similar feature set as our small-end chassis but at a lower price point. Through 2005 our 10-Gigabit stackable switches gained strong customer acceptance and continue to increase as a percentage of product revenue. Stackable products generated 33% of our total net revenue in 2005, versus 25% in 2004. Sales to the United States government represented 19% of our total revenue in 2005, down from 27% in 2004.

Service revenue consists primarily of revenue from customer support contracts. The increase in absolute dollars in 2006 and 2005 were due to a larger installed base of our networking equipment each year as customers purchased new support contracts with their new equipment purchases and renewed maintenance contracts on existing equipment. We added approximately 1,450 new customers in 2005 and an additional 1,410 new customers in 2006. We expect service revenues in the next year, as a percentage of net product revenues to be approximately the same as 2006.

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

	2006	2005	2004

Americas	63%	64%	64%
EMEA	18%	18%	18%
Japan	11%	10%	10%
Asia Pacific	8%	8%	8%

Net product sales in 2006 for each of the four regions remained approximately the same from 2005 as a percentage of net product revenue. The shift in product sales from Americas to Japan in 2006 was due to the increased investment in our Japanese sales infrastructure and an expansion of our partner channels during 2006, compared to 2005.

For the years ended December 31, 2006, 2005 and 2004, no customers accounted for 10% or more of our net product revenue.

Gross Margins

The following table presents gross margins and gross margin percentages for product and service revenue (dollars in thousands):

	Year Ended December 31,
		Gross		Gross		Gross
	2006	Margin%	2005	Margin%	2004	Margin%
			Restated (1)		Restated(1)

Gross margins:
Product	$221,175	56%	$195,370	58%	$219,255	63%
Service	63,652	82%	53,151	82%	46,631	78%

Total gross margin	$284,827	60%	$248,521	62%	$265,886	65%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Our cost of product revenue consists primarily of materials, labor, manufacturing overhead, warranty costs, and provisions for excess and obsolete inventory. The decrease in product gross margins as a percentage of net product revenue from 2005 to 2006 were primarily due to an increase of 25% in material and labor cost, which includes an increase of $1.7 million from stock-based compensation expense. The average material cost per unit increased 5% in 2006 as compared to 2005, while the average selling price increased only 3% in 2006 as compared to 2005. The XMR/MLX and RX platforms are in the early stages of the product life cycle, as such, the material costs were higher than projected but should improve as we gain the benefits of volume production and a better mix between line cards and chassis. We expect our product gross margins to remain at approximately the same level through fiscal 2007.

Product gross margins, as a percentage of product revenue, decreased in 2005 as a result of continued selling price erosion, increased inventory provisions, primarily as a result of a product transition, and a shift in product mix to lower-priced stackable products. During 2005, we transitioned from our fourth generation JetCore-based products to our fifth generation terabit-capacity products, the BigIron RX and FastIron SuperX 10GbE switches. As a result of the product transition, inventory provisions for our older products increased and average selling prices decreased as we discounted the older product lines. Product inventory provisions were $9.3 million in 2006, and $5.4 million in 2005, and $3.2 million in 2004.

Our cost of service revenue consists primarily of costs related to providing services under customer support contracts, including the costs of logistics and maintaining adequate spares inventory levels at service depots. Service costs include material costs, labor, and overhead. Service gross margins remained flat at 82% in 2006 primarily due to higher service revenues offsetting the increased investment in our service infrastructure. We expect service gross margins to experience variability over time due to the timing of order bookings for both new support arrangements and renewals, costs of stocking adequate spares inventory, and additional investments in infrastructure to support our customers.

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

Operating Expenses

The following table presents research and development, sales and marketing, general and administrative expenses and other charges, net, for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	Year Ended December 31,						Percentage Change
		% of Net		% of Net		% of Net
	2006	Revenue	2005	Revenue	2004	Revenue	2006 to 2005	2005 to 2004
			Restated (1)		Restated(1)

Research and development	$70,658	15%	$53,041	13%	$38,149	9%	33%	39%
Sales and marketing	128,985	27%	105,701	26%	93,260	23%	22%	13%
General and administrative	43,854	9%	27,765	7%	24,958	6%	58%	11%
Other charges, net	12,807	3%	—	—	30,193	7%	100%	(100)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Research and development expenses consist primarily of salaries and related personnel expenses, prototype materials, and expenses related to design of new cost effective high performance switches and routers, testing costs, facilities, and the depreciation of property and equipment used in research and development activities. Research and development expenses in 2006 increased $17.6 million compared to 2005 primarily due to an increase in stock-based compensation expense of $15.8 million, and to a lesser extent, an increase in personnel from 204 engineers at the end of 2005 to 219 engineers at the end of 2006, resulting in salary related cost of $4.6 million. The increases were offset by a $1.8 million decrease in prototype material expenditures following the introduction of our XMR/MLX product families in late 2005 and early 2006.

Research and development expenses in 2005 increased $14.9 million compared to 2004 primarily due to an increase in stock-based compensation expense of $7.6 million, an increase in payroll-related expenses to retain and reward our engineers and, to a lesser extent, increased prototype costs associated with the development of our new Internet and Metro routers. Personnel in our engineering department increased slightly to 204 engineers at the end of 2005.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support activities, costs associated with trade shows, advertising, and promotions, and the cost of facilities. Sales and marketing expenses increased $23.3 million in 2006 primarily due to an increase in stock-based compensation expense of $18.9 million. In addition, the expansion of our worldwide sales force and increased variable performance-based compensation resulted in a $16.9 million increase in sales personnel costs. The sales and marketing headcount grew from 370 at the end of 2005 to 428 at the end of 2006. The increases were offset by decreases in marketing expenses and the expense associated with the evaluation and demonstration inventory units in the field. Marketing and customer support expenses decreased by $7.9 million in 2006 (excluding stock-based compensation expense) due primarily to lower advertising, trade show, seminar costs, and technical support cost allocated to service cost of sales. The expense associated with the evaluation and demonstration inventory units in the field decreased by $5.3 million in 2006 compared to 2005.

Sales and marketing expenses increased $12.4 million in 2005 primarily due to an increase in stock-based compensation expense of $7.3 million, the expansion of our worldwide sales force and increased variable performance-based compensation, which resulted in a $5.9 million increase in sales personnel costs, and increased carrying costs of $3.0 million associated with additional evaluation and demonstration inventory units in the field, offset by a decrease in marketing expenses of $3.8 million. Our sales and marketing headcount grew from 325 at the end of 2004 to 370 at the end of 2005. Notwithstanding this growth in headcount, our marketing expenses decreased in 2005 due primarily to lower advertising, trade show, and seminar costs.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, costs of facilities, bad debt, legal and accounting fees, and other general corporate expenses. General and administrative expenses increased $16.1 million in 2006 from 2005, primarily due to an increase in stock-based compensation expense of $7.8 million and a $4.6 million increase in legal expenses In addition, payroll cost increased by $1.6 million due to increased headcount and salaries.

General and administrative expenses increased $2.8 million from 2004 to 2005 due primarily to an increase in stock-based compensation expense of $5.4 million, increases in rent expense of $1.2 million resulting from the new lease arrangement in 2005 as well as an increase in payroll related costs of $0.9 million. These increases were partially off-set by a decrease in legal expenses of $4.4 million in 2005.

Other charges, net.  Other charges are summarized as follows:

Litigation settlement.  Pursuant to settlement agreements with Alcatel-Lucent and Lucent, we made in the aggregate total payments of $8.4 million and recorded an operating expense of $5.4 million in the second calendar quarter of 2006. In October 2004, we entered into a settlement agreement and patent cross-license agreement with Nortel. As a result of the agreements, Nortel’s actions for monetary damages and an injunction against us were dismissed, and our suit against Nortel was also dismissed. Pursuant to the agreements, we paid $35.0 million to Nortel and recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining amount paid to Nortel represents consideration for a four-year cross-license with Nortel and is being amortized ratably to cost of product revenue over the license term.

Stock option investigation costs.  We recorded expenses of $7.4 million in 2006 relating to professional fees and other costs associated with the investigation of stock option grants to our employees.

Interest and other income, net.  We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded net interest and other income of $34.4 million, $18.1 million, and $9.8 million in 2006, 2005, and 2004, respectively. The increases each year were primarily due to higher investment balances combined with increasing interest rates throughout 2004 and 2005. Our total cash and investment balances were $886.4 million, $746.4 million, and $617.4 million as of December 31, 2006, 2005, and 2004, respectively, year-to-year increases of approximately 19% in 2006 and 21% in 2005. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Provision for Income Taxes.  Our effective tax rate was 39%, 33%, and 35% for the years ended December 31, 2006, 2005, and 2004, respectively. These rates reflect applicable federal and state tax rates, offset by research and development tax credits, export sales incentives, and tax-exempt interest income.

Our income taxes payable for federal and state purposes have been reduced and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the related deferred tax asset. These benefits are credited directly to stockholders’ equity and amounted to $10.5 million, $2.2 million and $21.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Accelerated Vesting of Stock Options.  On November 3, 2005, our Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options which were vested by the Board of Directors in November of 2005 were subsequently determined to require remeasurement as part of the restatement. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25, we accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and have recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
		Restated(1)	Restated(1)

Cash and cash equivalents	$258,137	$291,511	$112,274
Short-term investments	434,182	280,868	331,202
Long-term investments	194,114	173,988	173,965

Total	$886,433	$746,367	$617,441

Net cash provided by operating activities	$95,181	$109,905	$81,525
Net cash provided by (used in) investing activities	(181,713)	40,411	(169,627)
Net cash provided by financing activities	53,685	28,426	39,156

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Cash and investments increased $140.1 million in 2006 from 2005 primarily due to cash generated from operations of $95.2 million and the receipt of $47.7 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $38.7 million, plus adjustments for non-cash charges, including $50.3 million of stock-based compensation, $9.4 million of inventory provisions, $10.2 million of depreciation and amortization, and a net decrease in operating assets of $7.3 million, offset by an increase in deferred tax assets of $15.9 million.

Cash and investments increased $128.9 million in 2005 from 2004 primarily due to cash generated from operations of $109.9 million and the receipt of $28.4 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $53.6 million, plus adjustments for non-cash charges, including $4.6 million of stock-based compensation, $15.1 million of inventory provisions, $9.1 million of depreciation and amortization, $2.2 million of tax benefit from stock option exercises, $3.2 of deferred tax assets and a net decrease in operating assets and liabilities of $22.8 million.

Inventories were $34.9 million, $32.3 million, and $38.5 million as of December 31, 2006, 2005, and 2004, respectively. Inventories were higher in 2004 as we significantly increased our production and service inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 6.6, 4.1, and 3.7 for the years ended December 31, 2006, 2005, and 2004, respectively.

Accounts receivable, net of allowances, decreased $5.2 million in 2006 and $13.2 million in 2005. Our accounts receivable and days sales outstanding (DSO) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, decreased to 50 days as of December 31, 2006, from 61 days as of December 31, 2005, and from 79 days as of December 31, 2004. DSO was unusually high as of December 31, 2004 due to a higher amount of annual support contracts billed during December 2004, with little or no revenue contribution in 2004 and less linear shipments during the fourth quarter of 2004, in which approximately 65% of our product revenue shipped during the last month of the quarter. Our order receipts and shipping linearity improved in the fourth quarter of 2006 and DSO dropped to 50 days as a result.

The amount of capital we will need in the future will depend on many factors, including capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, we do from time to time consider the repurchase of shares, strategic investments to gain access to new technologies, or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital. We have funded our business primarily through our operating activities and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates our contractual obligations and commercial commitments at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases of facilities	$15,177	$6,211	$7,030	$1,927	$9
Purchase commitments with contract manufacturers	53,434	53,434	—	—	—

Total contractual cash obligations	$68,611	$59,645	$7,030	$1,927	$9

For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.

Although it is difficult for us to predict future liquidity requirements with certainty, we believe our existing cash balances and anticipated funds from operations in 2007 will satisfy our cash requirements for at least the next 12 months. Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, inventories and accounts receivable, and future demand for our products and related pricing. We may incur higher capital expenditures in the near future to expand our operations. Although we do not have any current plans or commitments to do so, we may from time to time consider the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.

Off-Balance Sheet Arrangements

Other than operating leases of facilities and purchase commitments with contract manufacturers, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2006 or 2005 related to these indemnifications.

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

We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS for the entire year, while all other variables remain constant. Hypothetical 50 BPS, 100 BPS, and 150 BPS declines in interest rates as of December 31, 2006 would reduce our annualized interest income by approximately $3.7 million, $7.4 million, and $11.2 million, respectively.

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

We have performed a sensitivity analysis as of December 31, 2006 and 2005 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at December 31, 2006 and 2005. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at December 31, 2006 and 2005.

Item 8.	Financial Statements and Supplementary Data.

FOUNDRY NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Foundry Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Foundry Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Foundry Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Foundry Networks, Inc. and our report dated June 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
June 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foundry Networks, Inc.

We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, “Restatement of Consolidated Financial Statements,” Foundry Networks, Inc. has restated previously issued financial statements as of December 31, 2005 and for each of the years in the two year period ended December 31, 2005.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, Foundry Networks, Inc. adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foundry Networks, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
June 12, 2007

FOUNDRY NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share amounts)
		Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$258,137	$291,511
Short-term investments	434,182	280,868
Accounts receivable, net of allowances for doubtful accounts of $2,493 and $2,387 and sales returns of $2,910 and $1,784 at December 31, 2006 and 2005, respectively	73,145	78,351
Inventories	34,856	32,312
Deferred tax assets	39,455	34,000
Prepaid expenses and other assets	8,978	7,825

Total current assets	848,753	724,867
Property and equipment, net	11,103	10,986
Investments	194,114	173,988
Deferred tax assets	35,150	24,657
Other assets	6,270	6,467

Total assets	$1,095,390	$940,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,011	$22,306
Accrued payroll and related expenses	27,878	24,132
Income taxes payable	5,661	12,457
Other accrued expenses	15,181	9,660
Deferred support revenue	41,706	38,653

Total current liabilities	113,437	107,208
Deferred support revenue	23,858	21,827

Total liabilities	137,295	129,035

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at December 31, 2006 and 2005; None issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at December 31, 2006 and 2005:
Issued and outstanding — 147,034 and 141,149 shares at December 31, 2006 and 2005, respectively	15	14
Additional paid-in capital	727,358	622,125
Deferred stock compensation	—	(2,760)
Accumulated other comprehensive income (loss)	(483)	44
Retained earnings	231,205	192,507

Total stockholders’ equity	958,095	811,930

Total liabilities and stockholders’ equity	$1,095,390	$940,965

(1)	The consolidated balance sheet as of December 31, 2005 has been restated to reflect the adjustments discussed in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
		Restated(1)	Restated(1)

Net revenue:
Product	$395,701	$338,784	$349,019
Service	77,579	65,072	60,085

Total net revenue	473,280	403,856	409,104

Cost of revenue:
Product	174,526	143,414	129,764
Service	13,927	11,921	13,454

Total cost of revenue	188,453	155,335	143,218

Gross margin	284,827	248,521	265,886

Operating expenses:
Research and development	70,658	53,041	38,149
Sales and marketing	128,985	105,701	93,260
General and administrative	43,854	27,765	24,958
Other charges, net	12,807	—	30,193

Total operating expenses	256,304	186,507	186,560

Income from operations	28,523	62,014	79,326
Interest and other income, net	34,407	18,078	9,846

Income before provision for income taxes and cumulative effect of change in accounting principle	62,930	80,092	89,172
Provision for income taxes	24,671	26,530	31,380

Income before cumulative effect of change in accounting principle	38,259	53,562	57,792
Cumulative effect of change in accounting principle, net of taxes	439	—	—

Net income	$38,698	$53,562	$57,792

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.26	$0.38	$0.43
Cumulative effect of change in accounting principle	0.01	—	—

Net income per share — basic	$0.27	$0.38	$0.43

Weighted-average shares used in computing basic net income per share	145,167	139,176	135,442

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.25	$0.37	$0.40
Cumulative effect of change in accounting principle	0.01	—	—

Net income per share — diluted	$0.26	$0.37	$0.40

Weighted-average shares used in computing diluted net income per share	150,509	143,974	143,363

(1)	The consolidated statements of income for the years ended December 31, 2005 and 2004 have been restated to reflect the adjustments discussed in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note		Accumulated
			Additional	Receivable	Deferred	Other		Total
	Common Stock		Paid-In	From	Stock	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholder	Compensation	Income (Loss)	Earnings	Equity	Income
	(In thousands)

BALANCES AT DECEMBER 31, 2003 — Previously reported	131,623	$13	$399,789	$(480)	$—	$47	$191,126	$590,495	$75,074
Adjustment to opening stockholders’ equity — Restated(1)	—	—	165,896	—	(24,398)	—	(109,973)	31,525	—

BALANCES AT DECEMBER 31, 2003 — Restated(1)	131,623	13	565,685	(480)	(24,398)	47	81,153	622,020	$75,074

Issuances of common stock under stock plans	5,603	1	38,675	—	—	—	—	38,676
Tax benefit from stock option exercises — Restated(1)	—	—	21,824	—	—	—	—	21,824
Repayment of note receivable from stockholder	—	—	—	480	—	—	—	480
Stock-based compensation — Restated(1)	—	—	(34,624)	—	16,993	—	—	(17,631)
Foreign currency translation adjustments	—	—	—	—	—	(498)	—	(498)	$(498)
Net income — Restated(1)	—	—	—	—	—	—	57,792	57,792	57,792

BALANCES AT DECEMBER 31, 2004 — Restated(1)	137,226	14	591,560	—	(7,405)	(451)	138,945	722,663	$57,294

Issuances of common stock under stock plans — Restated(1)	3,923	—	28,425	—	—	—	—	28,425
Stock-based compensation — Restated(1)	—	—	(39)	—	4,645	—	—	4,606
Tax benefit from stock option exercises — Restated(1)	—	—	2,179	—	—	—	—	2,179
Foreign currency translation adjustments	—	—	—	—	—	495	—	495	$495
Net income — Restated(1)	—	—	—	—	—	—	53,562	53,562	53,562

BALANCES AT DECEMBER 31, 2005 — Restated(1)	141,149	14	622,125	—	(2,760)	44	192,507	811,930	$54,057

Elimination of unearned deferred compensation upon adoption of SFAS 123R	—	—	(2,760)	—	2,760	—	—	—
Issuances of common stock under stock plans	5,885	1	47,091	—	—	—	—	47,092
Stock-based compensation	—	—	50,855	—	—	—	—	50,855
Tax benefit from stock option exercises	—	—	10,486	—	—	—	—	10,486
Cumulative effect of change in accounting principle	—	—	(439)	—	—	—	—	(439)
Foreign currency translation adjustments	—	—	—	—	—	(527)	—	(527)	$(527)
Net income	—	—	—	—	—		38,698	38,698	38,698

BALANCES AT DECEMBER 31, 2006	147,034	$15	$727,358	$—	$—	$(483)	$231,205	$958,095	$38,171

(1)	The consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003 have been restated to reflect the adjustments discussed in Note 3 “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
		Restated (1)	Restated(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,698	$53,562	$57,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,190	9,124	7,746
Stock-based compensation expense	50,269	4,549	(17,394)
Provision for doubtful accounts	106	(730)	(1,033)
Provision for sales returns	1,126	157	(393)
Inventory provisions	9,414	15,116	13,485
Deferred tax assets	(15,948)	3,181	4,003
Tax benefit from stock option exercises	—	2,179	21,823
Excess tax benefits from stock-based compensation	(6,001)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,974	13,725	(12,999)
Inventories	(11,811)	(8,865)	(23,207)
Prepaid expenses and other assets	(3,581)	(3,274)	(6,490)
Accounts payable	704	4,069	8,157
Accrued payroll and related expenses	3,746	1,770	5,443
Income taxes payable	3,690	10,598	78
Other accrued expenses	5,521	497	3,395
Deferred support revenue	5,084	4,247	21,119

Net cash provided by operating activities	95,181	109,905	81,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(85,625)	(150,700)	(419,426)
Purchases of held-to-maturity investments	(665,511)	(256,022)	(179,602)
Proceeds from sales of available-for-sale investments	87,725	314,625	326,900
Proceeds from maturities of held-to-maturity investments	489,971	142,408	110,926
Purchases of property and equipment, net	(8,273)	(9,900)	(8,425)

Net cash provided by (used in) investing activities	(181,713)	40,411	(169,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	6,001	—	—
Proceeds from issuances of common stock	47,684	28,426	38,676
Repayment of note receivable from stockholder	—	—	480

Net cash provided by financing activities	53,685	28,426	39,156

Increase (decrease) in cash and cash equivalents	(32,847)	178,742	(48,946)
Effect of exchange rate changes on cash	(527)	495	(498)
Cash and cash equivalents, beginning of year	291,511	112,274	161,718

Cash and cash equivalents, end of year	$258,137	$291,511	$112,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$36,914	$10,813	$5,252

(1)	The consolidated statements of cash flows for the years ended December 31, 2005 and 2004 have been restated to reflect the adjustments discussed in Note 3 of Notes to Consolidated Financial Statements “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Principles of Consolidation and Foreign Currency Translation

Our consolidated financial statements reflect the operations of Foundry and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Our foreign currency translation adjustment for the years ended December 31, 2006, 2005 and 2004 was $(0.5) million, $0.5 million and $(0.5) million, respectively.

Reclassifications

Certain prior period amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the December 31, 2006 presentation.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash equivalents and investments consist of the following (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$89,299	$—	$—	$89,299
Government-sponsored enterprise securities	104,425	32	—	104,457
Available-for-sale:
Auction rate municipal bonds	92,774	—	—	92,774
Held-to-maturity:
Municipal bonds	46,377	13	(29)	46,361
Government-sponsored enterprise securities	500,092	8	(1,145)	498,955

	$832,967	$53	(1,174)	$831,846

Cash equivalents	$204,671	32	(6)	$204,697
Short-term investments	434,182	2	(860)	433,324
Long-term investments	194,114	19	(308)	193,825

	$832,967	$53	$(1,174)	$831,846

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005 (Restated )(1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$125,441	$—	$—	$125,441
Government-sponsored enterprise securities	102,912	3	(61)	102,854
Available-for-sale:
Auction rate municipal bonds	84,575	—	—	84,575
Held-to-maturity:
Municipal bonds	22,974	—	(86)	22,888
Corporate bonds	1,511	—	(9)	1,502
Government-sponsored enterprise securities	345,796	—	(2,619)	343,177

	$683,209	$3	$(2,775)	$680,437

Cash equivalents	$228,353	$3	$(61)	$228,295
Short-term investments	280,868	—	(1,360)	279,508
Long-term investments	173,988	—	(1,354)	172,634

	$683,209	$3	$(2,775)	$680,437

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Municipal and corporate bonds.  Unrealized losses as of December 31, 2006 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

Government-sponsored enterprise securities (“GSEs”).  Unrealized losses as of December 31, 2006 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.

In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (in thousands):

	Loss Less than 12 months		Loss Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Municipal bonds	$31,179	$(27)	$1,363	$(2)	$32,542	$(29)
Government-sponsored enterprise securities	316,166	(435)	171,788	(710)	487,954	(1,145)

	$347,345	$(462)	$173,151	$(712)	$520,496	$(1,174)

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. From time to time, we have invested in municipal bonds. At times, the total value of the investment securities we hold may exceed 40 percent of total assets. However, we are, and intend to remain, an operating company not in the business of investing, reinvesting, owning, holding or trading in securities. Our efforts are focused almost exclusively on networking equipment products and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company.

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

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2006	2005
		Restated(1)

Purchased parts	$5,758	$8,008
Work-in-process	13,193	11,475
Finished goods	15,905	12,829

	$34,856	$32,312

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once a specific item in inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying value until it is sold or otherwise disposed. Inventory provisions of $9.4 million $15.1 million and $13.5 million were recorded for the years ended December 31, 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of December 31, 2006 and 2005, ten customers accounted for approximately 30% and 32%, respectively, of our net outstanding trade receivables.

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

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computers, software and equipment	$46,052	$39,198
Leasehold improvements	5,440	4,021
Furniture and fixtures	109	109

	51,601	43,328
Less accumulated depreciation	(40,498)	(32,342)

Property and equipment, net	$11,103	$10,986

Purchased Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based on the fair value of assets received. Identifiable intangible assets are primarily comprised of patent rights, and are recorded

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in other assets. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from three to five years.

The following table presents details of the purchased intangible assets which relate to patent cross-license agreements and patents acquired during fiscal 2006 and 2005 (in thousands, except years):

	Weighted-Average
	Useful Life
Year Acquired:	(in years)	Amount

2006	5.0	$1,883
2005	3.0	$1,893

The following table presents detail of the Company’s total purchased intangible assets (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

December 31, 2006	$8,583	$3,698	$4,885
December 31, 2005	$6,700	$1,665	$5,035

As of December 31, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:

2007	$2,208
2008	1,750
2009	377
2010	377
2011	173

$4,885

Impairment

The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. No long lived assets were considered impaired as of December 31, 2006.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of product revenue. Our standard warranty period extends one to five years from the date of sale, depending on the type of product purchased. Our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We also provide for estimated sales returns at the time product revenue is recognized and record that amount as a reduction to product revenue. Our sales return provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet our published specifications or there is an epidemic failure, as defined in the contracts.

Services.  Service revenue consists primarily of fees for customer support services. Our suite of customer support programs provides customers access to technical assistance, unspecified software updates on a when-and-if available basis, hardware repair and replacement parts.

Support services are offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Support contracts generally range from one to five years.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows for the years ended December 31:

	2006	2005	2004

Americas	63%	64%	64%
EMEA	18%	18%	18%
Japan	11%	10%	10%
Asia Pacific	8%	8%	8%

Sales to the United States government accounted for approximately 17%, 19% and 27% of our total revenue in 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006 and 2005, no other individual customer accounted for 10% or more of our net product revenue.

Advertising Costs

We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $4.2 million, $5.7 million and $7.9 million, respectively.

Sales Taxes

We account for taxes charged to our customers and collected on behalf of the taxing authorities on a net basis.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. There were no shares subject to repurchase during 2005, and 2004. As of December 31, 2006 627,750 restricted shares were subject to repurchase. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 15.1 million, 13.5 million and 3.8 million anti-dilutive common stock equivalents for the years ended December 31, 2006, 2005 and 2004, respectively.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
		Restated(1)	Restated(1)

Net income	$38,698	$53,562	$57,792

Basic:
Weighted-average shares outstanding	145,167	139,176	135,442

Basic EPS	$0.27	$0.38	$0.43

Diluted:
Weighted-average shares outstanding	145,167	139,176	135,442
Add: Weighted-average dilutive potential shares	5,342	4,798	7,921

Weighted-average shares used in computing diluted EPS	150,509	143,974	143,363

Diluted EPS	$0.26	$0.37	$0.40

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchases under our 1999 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in conjunction with our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model and a single option award approach to determine the fair value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of restricted stock is equivalent to the market price of our common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service period, which is generally the vesting period, in our Consolidated Statement of Income.

Stock-based compensation expense recognized in our Consolidated Statement of Income for the year ended December 31, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all expected-to-vest stock-based awards will continue to be recognized using the straight-line attribution method

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. In our stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. Upon adoption of SFAS 123R on January 1, 2006, we adjusted retained earnings by approximately $439,000. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents our estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to December 31, 2005 are forfeited.

Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in our Consolidated Statement of Income under the provisions of APB 25. Compensation expense under APB 25 was recognized using the accelerated, multiple-option method. In accordance with APB 25, no compensation expense was recognized under our 1999 Employee Stock Purchase Plan. Stock-based compensation expense/(benefit) of $4.6 million and $(17.6) million was recognized for the years 2005 and 2004, respectively, related to employee stock-based awards. As a result of adopting SFAS 123R, stock-based compensation expense recorded for 2006 was $50.8 million, or $47.2 million higher than which would have been reported had we continued to account for stock-based compensation under APB 25. Net income for 2006 was approximately $28.7 million lower than that which would have been reported had we continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share would have been $0.20 and $0.19 higher, respectively, had we continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $2.8 million has been reclassified to additional paid-in capital in our consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006.

In accordance with SFAS 123R, tax benefits from employee stock plans of $6.0 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, In accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic No. D-32, Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. In addition, we account for the indirect effects of stock-based compensation, such as research and development tax credits and domestic manufacturing deduction, through the statement of income.

We have elected the “long method” of computing our hypothetical APIC pool pursuant to the income tax provisions included in SFAS 123R.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pro forma net income (loss) and earnings (loss) per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
	Restated (1)	Restated(1)

Net income	$53,562	$57,792
Add: Total stock-based compensation expense (benefit) included in reported net income, net of tax effect	2,852	(10,431)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(60,922)	(61,214)

Pro forma net loss	$(4,508)	$(13,853)

Basic net income (loss) per share:
As reported	$0.38	$0.43
Pro forma	$(0.03)	$(0.10)
Diluted net income (loss) per share
As reported	$0.37	$0.40
Pro forma	$(0.03)	$(0.10)
Weighted-average shares for basic EPS	139,176	135,442
Weighted-average shares for diluted EPS	143,974	143,363

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Valuation of Stock-Based Compensation

The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.

The fair value of stock option grants and employee stock purchases under the Company’s 1999 Employee Stock Purchase Plan during 2006, 2005 and 2004 were estimated using the following weighted-average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Average risk free interest rate	4.71%	3.72%	2.93%	4.40%	2.48%	2.12%
Average expected life of the options	3.4 years	3.0 years	3.5 years	1.4 years	1.3 years	1.4 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	46.6%	61.9%	71.9%	48.3%	63.2%	67.1%

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual term, as described in SAB 107. Management believes this calculation provides a reasonable estimate of expected life for our employee stock options.

Expected Dividend.  The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future.

Expected Volatility.  Prior to the adoption of SFAS 123R on January 1, 2006, expected volatility assumptions were based primarily on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. In anticipation of adopting SFAS 123R, the Company refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. Subsequent to January 1, 2006, based on guidance provided in SFAS 123R and SAB 107, our volatility assumption for the year ended December 31, 2006 was based upon equal weightings of the historical volatility of Foundry stock over the expected term of the relevant awards and the implied volatility of traded options on Foundry stock having a life of more than six months. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The Company may change its volatility assumption in the future if management believes it will generate a more representative estimate of fair value.

Estimated Forfeitures.  The Company estimates forfeitures based on an analysis of historical actual option forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average estimated fair value of employee stock options granted during 2006, 2005, and 2004 was $5.44, $4.33 and $7.06 per option, respectively. The weighted-average estimated fair value of shares granted under the 1999 Employee Stock Purchase Plan during 2006, 2005, and 2004 was $3.96, $4.33, and $4.16 per share, respectively.

Accelerated Vesting of Stock Options

On November 3, 2005, the Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. By accelerating these unvested stock options, the related compensation expense is included in the 2005 pro forma results below. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options which were vested by the Board of Directors in November of 2005 were subsequently determined to require remeasurement as part of the restatement. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25 the Company accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and has recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of 2007. The Company completed its analysis and the impact of the adoption of FIN 48 on January 1, 2007 will result in an increase to retained earnings of $0.8 million. In addition, the Company will record a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million as part of the adoption of FIN 48.

In June 2006, the FASB reached consensus on Emerging EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Paragraph 6 of Statement No. 43, Accounting for Compensated Absences (“SFAS 43”), requires accrual of a liability for compensated absences when certain criteria are met, including a requirement that the obligation relates to rights that vest or accumulate. The EITF reached a consensus that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. The guidance in this consensus is to be effective for fiscal years beginning after December 15, 2006. The Company currently records expense for sabbatical leaves at the point in time that employees have met the sabbatical service requirements, not over the period required for employees to earn the right to a sabbatical. In the first quarter of 2007, the Company will adopt EITF 06-2 through a cumulative-effect adjustment. This will result in a reduction to retained earnings of approximately $683,000. The Company does not expect the adoption of EITF 06-2 to have a material impact on the future financial results of the Company.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.

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

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Impact of Restatement Items

In connection with the restatement of the consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The aggregate reduction in the tax provision of $74.6 million resulted in a $102.5 million restatement, net of taxes.

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

In the restated consolidated financial statements, we recorded deferred tax assets for stock compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of income in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumptions and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the effect of the related adjustments on the pro forma calculation of the net income (loss) and income (loss) per share under SFAS 123 for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As
	Reported	Adjustments	Restated	Reported	Adjustments	As Restated

Net income	$56.1	$(2.5)	$53.6	$48.0	$9.8	$57.8
Add: Total stock-based compensation expense (benefit) included in reported net income, net of tax effect	—	2.9	2.9	—	(10.4)	(10.4)
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(54.1)	(6.9)	(61.0)	(42.2)	(19.1)	(61.3)

Pro forma net income (loss)	$2.0	$(6.5)	$(4.5)	$5.8	$(19.7)	$(13.9)

Basic net income (loss) per share:
As reported	$0.40		$0.38	$0.35		$0.43
Pro forma	$0.01		$(0.03)	$0.04		$(0.10)
Diluted net income (loss) per share
As reported	$0.39		$0.37	$0.34		$0.40
Pro forma	$0.01		$(0.03)	$0.04		$(0.10)

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Restatement Adjustments

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in millions):

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of income as of December 31, 2005 and December 31, 2004, (in millions, except share and per share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenue	$403.9	$—	$403.9	$409.1	$—	$409.1
Cost of revenue	155.2	0.2	155.4	143.4	(0.2)	143.2

Gross margin	248.7	(0.2)	248.5	265.7	0.2	265.9

Operating expenses:
Research and development	51.3	1.7	53.0	43.9	(5.8)	38.1
Sales and marketing	103.9	1.8	105.7	98.6	(5.3)	93.3
General and administrative	27.0	0.8	27.8	29.6	(4.6)	25.0
Other charges, net	—	—	—	30.2	—	30.2

Total operating expenses	182.2	4.3	186.5	202.3	(15.7)	186.6

Income from operations	66.5	(4.5)	62.0	63.4	15.9	79.3
Interest and other income, net	18.1	—	18.1	9.9	—	9.9

Income before provision for income taxes	84.6	(4.5)	80.1	73.3	15.9	89.2
Provision for income taxes	28.5	(2.0)	26.5	25.3	6.1	31.4

Net income	$56.1	$(2.5)	$53.6	$48.0	$9.8	$57.8

Basic net income per share	$0.40		$0.38	$0.35		$0.43
Weighted-average shares used in computing basic net income per share (in thousands)	139,176		139,176	135,445		135,442
Diluted net income per share	$0.39		$0.37	$0.34		$0.40
Weighted-average shares used in computing diluted net income per share (in thousands)	143,323		143,974	143,118		143,363

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of the stock-based compensation and related tax adjustments upon the Company’s previously reported consolidated statements of cash flows for the fiscal years ended December 31, 2005 and December 31, 2004 (in millions):

	Year Ended December 31, 2005
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56.1	$(2.5)	$53.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.1	—	9.1
Stock-based compensation	—	4.6	4.6
Provision for doubtful accounts	0.2	(0.9)	(0.7)
Provision for sales returns	0.1	—	0.1
Inventory provisions	15.1	—	15.1
Deferred tax assets	2.7	0.5	3.2
Tax benefit from stock option exercises	4.5	(2.3)	2.2
Changes in operating assets and liabilities:
Accounts receivable	12.9	0.8	13.7
Inventories	(8.7)	(0.2)	(8.9)
Prepaid expenses and other assets	(3.3)	—	(3.3)
Accounts payable	4.1	—	4.1
Accrued payroll and related expenses	1.7	0.1	1.8
Income taxes payable	10.2	0.4	10.6
Other accrued expenses	0.8	(0.3)	0.5
Deferred support revenue	4.2	—	4.2

Net cash provided by operating activities	109.7	0.2	109.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(150.7)	—	(150.7)
Purchases of held-to-maturity investments	(256.0)	—	(256.0)
Proceeds from sales of available-for-sale investments	314.6	—	314.6
Proceeds from maturities of held-to-maturity investments	142.4	—	142.4
Purchases of property and equipment, net	(9.9)	—	(9.9)

Net cash provided by investing activities	40.4	—	40.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	28.6	(0.2)	28.4

Net cash provided by financing activities	28.6	(0.2)	28.4

Increase in cash and cash equivalents	178.7	—	178.7
Effect of exchange rate changes on cash	0.5	—	0.5
Cash and cash equivalents, beginning of year	112.3	—	112.3

Cash and cash equivalents, end of year	$291.5	$—	$291.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$10.8	$—	$10.8

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48.0	$9.8	$57.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	0.3	7.7
Stock-based compensation	—	(17.4)	(17.4)
Provision for doubtful accounts	—	(1.0)	(1.0)
Provision for sales returns	(0.4)	—	(0.4)
Inventory provisions	13.5	—	13.5
Deferred tax assets	(9.0)	13.0	4.0
Tax benefit from stock option exercises	29.2	(7.4)	21.8
Changes in operating assets and liabilities:
Accounts receivable	(14.0)	1.0	(13.0)
Inventories	(24.2)	1.0	(23.2)
Prepaid expenses and other assets	(6.2)	(0.3)	(6.5)
Accounts payable	8.2	—	8.2
Accrued payroll and related expenses	5.0	0.4	5.4
Income taxes payable	0.1	—	0.1
Other accrued expenses	2.8	0.6	3.4
Deferred support revenue	21.1	—	21.1

Net cash provided by operating activities	81.5	—	81.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(419.4)	—	(419.4)
Purchases of held-to-maturity investments	(179.6)	—	(179.6)
Proceeds from sales of available-for-sale investments	326.9	—	326.9
Proceeds from maturities of held-to-maturity investments	110.9	—	110.9
Purchases of property and equipment, net	(8.4)	—	(8.4)

Net cash used in investing activities	(169.6)	—	(169.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	38.7	—	38.7
Repayment of note receivable from stockholder	0.5	—	0.5

Net cash provided by financing activities	39.2	—	39.2

Decrease in cash and cash equivalents	(48.9)	—	(48.9)
Effect of exchange rate changes on cash	(0.5)	—	(0.5)
Cash and cash equivalents, beginning of year	161.7	—	161.7

Cash and cash equivalents, end of year	$112.3	$—	$112.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$5.3	$—	$5.3

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	COMMITMENTS AND CONTINGENCIES

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

Changes in our product warranty liability for the year ended December 31, 2006 were as follows (in thousands):

Balance, December 31, 2005	$1,511
Liabilities accrued for warranties issued during the period	1,252
Warranty claims settled during the period	(1,217)

Balance, December 31, 2006	$1,546

We offer our customers renewable support arrangements, including extended warranties, that generally range from one to five years, however, the majority of our support contracts have one year terms. We do not separate extended warranty revenue from routine support service revenue, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the year ended December 31, 2006 (in thousands):

Deferred support revenue at December 31, 2005	$60,480
New support arrangements	80,870
Recognition of support revenue	(75,786)

Ending balance at December 31, 2006	$65,564

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2006 or 2005 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.

Leases

We lease our facilities and office buildings under operating leases that expire at various dates through April 2011. Most of our leases contain renewal options. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing occupy approximately 110,000 square feet of space in San Jose, California. In March 2005, we entered into a lease agreement for 141,000 square feet of additional office space in Santa Clara, California. The Santa Clara lease expires in 2010. We continue to utilize the San Jose location for our manufacturing operations and recently moved our corporate administration, research and development, and

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales and marketing functions to Santa Clara, California. Rent expense under all operating leases was $6.1 million, $6.7 million and $5.4 million in 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

Operating
Leases

2007	$6,211
2008	4,224
2009	2,806
2010	1,614
2011	313
Thereafter	9

Total lease payments	$15,177

Purchase Commitments with Suppliers and Third-Party Manufacturers

We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of December 31, 2006, we had approximately $53.4 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.

Settlement and Patent License Agreements

On February 1, 2007, we entered into a settlement agreement with Alcatel-Lucent that resulted in a dismissal of all litigation pending between us, a mutual release, a cross-license, and a covenant not to sue extending into the future. On May 31, 2006, we entered into a settlement agreement with Lucent Technologies, Inc. (“Lucent”) that resulted in a dismissal of all litigation pending between us, a mutual release, a cross-license, and a covenant not to sue extending into the future. As part of the settlement agreements we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in general and administrative expenses in the accompanying consolidated statements of income in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At December 31, 2006 the remaining value of the May 31, 2006 settlement agreement was $1.5 million and is included in other assets in the accompanying consolidated balance sheet. In addition, we recorded a liability of $2.7 million in other accrued expenses in the accompanying consolidated balance sheet for the February 1, 2007 settlement agreement.

We also agreed to provide credits in the sum of $2.0 million against future purchases of Foundry products and services at the rate of 25% of the invoice price until the $2.0 million of credits are exhausted. For the year ended December 31, 2006 we have recorded a reduction of our total net revenue in the accompanying consolidated statements of income of $790,000 as a result of these credits. As of December 31, 2006 we recorded a reduction in our deferred support revenue of $325,000 in the accompanying consolidated balance sheet for the credits related to service contracts. The $325,000 represents a reduction in future revenue for unrecognized support revenue.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 25, 2004, we entered into a settlement agreement and patent cross-license (the “Agreements”) covering technologies that were at issue in litigation with Nortel. The Agreements resolved the ongoing litigation in both Massachusetts and California. Pursuant to the Agreements, we paid $35.0 million to Nortel in early November 2004 and, based on management’s judgment and the results of a third-party valuation analysis, we recorded an operating expense of $30.2 million in the third quarter of 2004. The remaining $4.8 million paid to Nortel represents consideration for a four-year cross-license with Nortel.

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

As part of the May 2006 and February 2007 settlement agreements described in the two above paragraphs, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in general and administrative expenses in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At December 31, 2006, the remaining value of the May 31, 2006 settlement agreement was $1.5 million and is included in other assets in the accompanying consolidated balance sheet. In addition, we have recorded a liability of $2.7 million in other accrued expenses at December 31, 2006 in the accompanying consolidated balance sheet for the February 1, 2007 settlement agreement.

We also agreed to provide credits to Alcatel-Lucent in the sum of $2.0 million against future purchases of Foundry products and services at the rate of 25% of the invoice price until the $2.0 million of credits are exhausted. For the year ended December 31, 2006, we have recorded a reduction of our total net revenue in the accompanying consolidated statements of income of $790,000 as a result of these credits. As of December 31, 2006 we recorded a reduction in our deferred support revenue of $325,000 in the accompanying consolidated balance sheet for the credits related to service contracts. The $325,000 represents a reduction in future revenue for unrecognized support revenue.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 21, 2005, Enterasys Networks, Inc. filed a lawsuit against us (and Extreme Networks, Inc.(“Extreme”)) in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, we filed an answer denying the allegations. Discovery is ongoing. On November 3, 2005, the Court severed Enterasys’ claims against us and Extreme into two separate cases. Currently, the Court is scheduled to have a Markman claim construction hearing on October 15, 2007. Subsequently, the Court will set a trial date. We are committed to vigorously defending ourselves against Enterasys’ claims.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of our current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. The actions were captioned Watkins v. Johnson, et al. (Case No. 1-06-CV 068878) and Rosenbaum v. Johnson, et al. (Case No. 1-06 CV 071651). On December 27, 2006, pursuant to a Court Order (the “Consolidation Order”), both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 106CV071651 (the “Consolidated Action”). On February 5, 2007, Plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by us were improperly backdated and that such alleged backdating resulted in alleged violations of Generally Accepted Accounting Principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, we filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 21, 2007, we submitted a request to the Board of Directors of The Nasdaq Stock Market, Inc. (the “Nasdaq Board”) that it call for review the Listing Council’s May 19, 2007 decision and stay proceedings pending the Board’s review. On June 4, 2007, we received a letter from The Nasdaq Stock Market informing us that the Nasdaq Board has called for review the Listing Council’s May 19, 2007 decision and has stayed the Listing Council’s decision to suspend our securities from trading, pending consideration by the Nasdaq Board in July 2007.

We have filed this report with the SEC in an effort to resume our timely reporting and to meet Nasdaq’s continued listing requirements, in order to maintain our listing eligibility on The Nasdaq Global Select Market.

General.  From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2006, we have not recorded any such liabilities in accordance with SFAS 5. Further, we do not believe the outcome of legal matters pending against us would be material. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.

5.	INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS No. 109 provides for an asset and liability approach to accounting for income taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax credit carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Components of our deferred tax assets were as follows at December 31 (in thousands):

	December 31,
	2006	2005
		Restated(1)

Deferred Tax Assets:
Accrued payroll and related expenses	$3,034	$2,167
Inventory valuation reserve	17,574	17,204
Accrued warranty	605	594
Allowance for doubtful accounts	976	938
Write-down of minority interest	979	983
Depreciation	2,953	1,332
Stock-based compensation	28,196	18,728
Research and development credits	7,866	8,964
Deferred support revenue	7,687	6,033
Other temporary differences	6,536	3,994

Total deferred tax assets	76,406	60,937
Valuation allowance	(979)	(983)

Total deferred tax assets, net of valuation allowance	75,427	59,954
Deferred Tax Liability:
Litigation settlement tax liability	(822)	(1,297)

Net deferred tax assets	$74,605	$58,657

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

For financial reporting purposes, a valuation allowance has been established for certain deferred tax assets relating to the write-down of investments. At the end of 2006, the valuation allowance was $1.0 million, which has not changed from 2005.

We believe that we will likely generate sufficient taxable income in future periods to realize the tax benefits arising from our existing deferred tax assets, although there can be no assurances that we will do so. We also had

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state tax credit carryforwards of $7.9 million, of which $7.4 million can be carried forward indefinitely and $0.5 million will expire beginning in 2009.

As part of the restatement, the Company increased deferred tax assets as of December 31, 2005 by approximately $19.0 million. The benefit of this change in deferred tax assets was recorded predominantly as an increase to deferred income tax benefit. The Company’s deferred tax assets from stock-based compensation was $28.2 million at December 31, 2006. A portion or all of our deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical APIC pool under SFAS 123R to decrease additional paid-in capital.

We are audited by various taxing authorities from time to time, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and that it may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies under SFAS 5.

Our provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2006	2005	2004
		Restated (1)	Restated(1)

Current:
Federal	$37,240	$30,758	$23,858
Foreign	366	405	165
State	5,754	4,583	3,425

Total current	43,360	35,746	27,448

Deferred:
Federal	(16,132)	(8,459)	3,419
Foreign and state	(2,557)	(757)	513

Total deferred	(18,689)	(9,216)	3,932

Total provision	$24,671	$26,530	$31,380

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Our provision for income taxes and effective tax rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2006		2005		2004
			Restated (1)		Restated(1)

Provision at U.S. statutory rate of 35%	$22,025	35.0%	$28,032	35.0%	$31,210	35.0%
State income taxes, net of federal benefit	2,728	4.3%	3,444	4.3%	3,834	4.3%
Federal and state research and development credits	(3,161)	(5.0)%	(2,665)	(3.3)%	(2,248)	(2.5)%
Nondeductible deferred stock compensation	5,482	8.7%	—	—	—	—
Export sales incentive	(1,373)	(2.2)%	(1,654)	(2.1)%	(1,413)	(1.6)%
Tax-exempt interest	(1,465)	(2.3)%	(1,523)	(1.9)%	(1,185)	(1.3)%
U.S. production activities deduction	(165)	(0.3)%	(400)	(0.5)%	—	—
Other	600	1.0%	1,297	1.6%	1,182	1.3%

Total	$24,671	39.2%	$26,531	33.1%	$31,380	35.2%

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Our income taxes payable have been reduced by the tax benefits associated with certain dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity to the extent they exceed the deferred tax asset related to stock-based compensation previously recorded for the awards. When an employee exercises a stock option issued under a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected, only when the exercise is a disqualifying disposition. Deferred tax assets are not recorded for stock-based compensation recognized for options issued under qualified plans. Excess benefits net of deficits amounted to $10.5 million, $2.2 million and $21.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. No shares of preferred stock were outstanding as of December 31, 2006 and 2005.

Common Stock

We had 147,034,193 and 141,149,296 shares of common stock issued and outstanding at December 31, 2006 and 2005, respectively.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shares of common stock have been reserved and are available for future issuance as of December 31, 2006:

2006 Stock Incentive Plan	26,000,000
1999 Directors’ Stock Option Plan	3,126,250
1999 Employee Stock Purchase Plan	6,628,776
2000 Non-Executive Stock Option Plan	1,963,778
1996 Stock Plan	27,062,547

Total	64,781,351

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Stock Plan”) was adopted by the stockholders at Foundry’s annual meeting held on June 16, 2006, replacing the 1996 Stock Plan. As of June 16, 2006, no further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to employees, consultants and non-employee directors of the Company. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009 unless re-adopted or extended by the stockholders prior to or on such date; it is not an “evergreen” plan. As of December 31, 2006, 978,500 options were outstanding under the 2006 Stock Plan with a weighted-average exercise price of $12.92 per share. The number of shares of the Company’s common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as a restricted stock or restricted stock unit. Stock options and stock appreciation rights under the 2006 Stock Plan must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as time-vesting conditions.

1996 Stock Plan

The 1996 Stock Plan expired on June 16, 2006, the date of our 2006 annual stockholder meeting. As of December 31, 2006, no options were available for future issuance under the 1996 Stock Plan and options to purchase 27,062,547 shares were outstanding with a weighted-average exercise price of $13.31 per share. Stock options granted under the 1996 Stock Plan have an exercise price equal to the fair market value of our common stock on the date of grant. In January 2007, the Special Committee of the Audit Committee of the Board of Directors at the completion of its investigation of our historical stock option granting practices found we had granted some stock option awards at less than the fair market value of our common stock on the date of grant. Additional information is discussed in Note 3, “Restatement of Consolidated Financial Statements.” Options under the 1996 Stock Plan vest over a vesting schedule determined by the Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant. Options granted after January 1, 2005 expire 5 years from the date of grant. Effective June 16, 2006, additional equity awards under the 1996 Stock Plan have been discontinued and new equity awards are being granted under the 2006 Stock Plan. Remaining authorized shares under the 1996 Stock Plan that were not subject to outstanding awards as of June 16, 2006 were canceled on June 16, 2006. The 1996 Stock Plan will remain in effect as to outstanding equity awards granted under the plan prior to June 16, 2006.

1999 Directors’ Stock Option Plan

Under the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director who becomes a director after the effective date of the plan will receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election, and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options expire 10 years from the date of grant. In June 2006, our five non-employee directors received annual grants totaling 240,000 stock options at an exercise price of $10.83 per share. As of December 31, 2006, 1,135,000 options were available for future issuance and options to purchase 1,991,250 shares were outstanding under the Directors’ Plan with a weighted-average exercise price of $31.43 per share. On April 19, 2007 the Board of Directors modified the terms of the Directors’ Stock Option Plan to reduce the number of stock options awarded to a newly appointed or elected Directors from 225,000 shares to 100,000 shares and the number of shares awarded on an annual basis from 60,000 to 40,000 shares. While vesting of options for newly appointed or elected directors was unchanged, vesting of grants awarded on an annual basis was changed to vest ratably over a 24 month period.

2000 Non-Executive Stock Option Plan

Under the 2000 Non-Executive Stock Option Plan (the “Non-Executive Plan”), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. Options granted prior to January 1, 2005 expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant. As of December 31, 2006, 246,163 options were available for future issuance and options to purchase 1,717,615 shares were outstanding under the Non-Executive Plan with a weighted-average exercise price of $12.73 per share.

The following table (which excludes restricted stock awards) summarizes stock option activity under all stock option plans during the three years ended December 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
				(In thousands)

Balance, December 31, 2003	26,516,559	$12.96
Granted	11,358,800	15.30
Exercised	(4,483,154)	7.00
Cancelled	(3,353,693)	19.53

Balance, December 31, 2004	30,038,512	14.00
Granted	6,526,700	9.71
Exercised	(2,945,346)	6.85
Cancelled	(1,832,239)	14.44

Balance, December 31, 2005	31,787,627	13.75
Granted	6,502,300	14.07
Exercised	(4,798,821)	7.86
Cancelled	(1,741,194)	19.29

Balance, December 31, 2006	31,749,912	14.40	5.37	$111,434

Vested and expected to vest at December 31, 2006	30,664,093	14.45	5.39	$109,314

Exercisable at December 31, 2006	22,732,876	14.92	5.53	$93,549

Stock options for 5.3 million shares, 0.2 million shares and 1.0 million shares, were granted under the 1996 Stock Plan, the 1999 Directors’ Stock Option Plan, and the 2006 Stock Plan, respectively.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of 2006 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of stock options exercised during the year ended December 31, 2006, was $35.2 million.

As of December 31, 2006 there were 9,017,034 unvested options for all plans.

As of December 31, 2006, there was $54.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.17 years.

As of December 31, 2005, 22.4 million options were exercisable with an average exercise price of $15.04. As of December 31, 2006, 22.7 million options were exercisable with an average price of $14.92.

For the years ended December 31, 2006, 2005 and 2004, 4.8 million, 2.9 million and 4.5 million, respectively, in stock options were exercised. The intrinsic value of stock options exercised for the years ended 2006, 2005 and 2004 was $35.2 million, $14.2 million and $63.1 million, respectively.

The compensation cost (benefit) that has been charged against income for these plans was $50.8 million, $4.6 million and $(17.6) million for the years ending December 31, 2006, 2005 and 2004, respectively. The total income tax expense (benefit) recognized in the income statement was $(14.4) million, $(1.8) million and $6.9 million for the years ending December 31, 2006, 2005 and 2004, respectively. Compensation cost capitalized as part of inventory for 2006, 2005 and 2004 was $0.1 million, approximately three thousand and ($0.2) million, respectively.

Stock-based compensation relates to the following categories by period:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
		Restated(1)	Restated(1)

Cost of revenue — Product	$1,858	$179	$(741)
Cost of revenue — Service	2,175	201	(780)
Research and development	17,542	1,733	(5,912)
Sales and marketing	20,680	1,808	(5,518)
General and administrative	8,519	684	(4,675)

Total	$50,774	$4,605	$(17,626)

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $5.44, $4.33 and $7.06, respectively.

As of December 31, 2006, an aggregate of 26,402,663 shares were available for future option grants to our employees.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Award Activity

A summary of the Company’s restricted stock award activity and related information for the year ended December 31, 2006 is set forth in the following table:

		Weighted-Average
	Restricted Stock	Grant Date
	Outstanding	Fair Value
	(In thousands)

Balance, December 31, 2005	—	$—
Granted	644	$14.57
Vested	—	$—
Forfeited	(16)	$14.21

Balance, December 31, 2006	628	$14.58

These restricted stock awards which were granted under the 1996 Stock Plan vest over two years, with 50% vesting on the first anniversary of the grant date and 50% vesting on the second anniversary of the grant date. These restricted shares are not transferable until fully vested and are subject to a repurchase option for all unvested shares upon certain early termination. None of the restricted stock awards were vested as of December 31, 2006. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans.

1999 Employee Stock Purchase Plan

Under Foundry’s 1999 Employee Stock Purchase Plan ( the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During 2006, 2005 and 2004, Foundry issued an aggregate of 1,086,076 shares, 978,138 shares and 1,119,928 shares, respectively, under the ESPP at average per share prices of $8.64, $8.46 and $6.52, respectively.

A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of December 31, 2006. The number of shares reserved for issuance under the ESPP will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.

As a result of the Company’s failure to timely file its periodic reports since the second quarter of 2006, the Company has suspended its employee payroll withholdings for the purchase of its common stock under the ESPP (and returned all employee contributions) from August 2006 through the filing of all its required regulatory reports. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007 the Board of Directors approved a bonus payable in the first quarter of 2007, in the total amount of $4.5 million to compensate those employees participating in the Company’s ESPP at the time it was suspended. The amount of the bonus paid was set by the Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP — as if acquired by the participant under the terms of the ESPP — and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, the Company’s suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. The Company recorded stock-based compensation expense in fourth fiscal quarter of 2006 in the amount of $0.3 million under the ESPP.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	401(K) PLAN

The Company provides a tax-qualified employee savings and retirement plan that entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, U.S.-based employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which was $15,000 in calendar year 2006. Employees age 50 or over may elect to contribute an additional $5,000. The 401(k) Plan provides for discretionary contributions as determined by the Board of Directors each year. The Company has a matching contribution program whereby it matches dollar for dollar contributions made by each employee. The matching amount in calendar year 2006 was up to $1,250 per year for each employee. For calendar year 2007, the Board of Directors has approved an increase in the Company’s matching amount to $3,500 per year for each employee. The matching contributions to the 401(k) Plan totaled $665,679 and $603,000 in 2006 and 2005, respectively.

8.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected consolidated statement of income data for each of the eight quarters ended December 31, 2006. Operating results for any quarter are not necessarily indicative of results for any future period (in millions, except share and per share amounts).

Year Ended December 31, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
				As Restated

Net revenue	$132.0	$118.8	$108.4	$114.0
Cost of revenue	53.7	46.9	42.9	44.9

Gross margin	78.3	71.9	65.5	69.1

Operating expenses:
Research and development	16.9	16.8	17.0	20.0
Sales and marketing	32.9	30.4	31.3	34.3
General and administrative	10.0	10.7	12.1	11.1
Other charges, net	2.9	4.2	5.7	—

Total operating expenses	62.7	62.1	66.1	65.4

Income from operations	15.6	9.8	(0.6)	3.7
Interest and other income, net	9.9	9.1	8.4	6.9

Income before provision for income taxes and cumulative effect of change in accounting principle	25.5	18.9	7.8	10.6
Provision for income taxes	9.8	6.7	3.4	4.6

Income before cumulative effect of change in accounting principle	15.7	12.2	4.4	6.0
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.4

Net income	$15.7	$12.2	$4.4	$6.4

Basic net income per share	$0.11	$0.08	$0.03	$0.04
Diluted net income per share	$0.10	$0.08	$0.03	$0.04
Shares used in computing earnings per share (in thousands):
Basic	146,764	146,082	145,279	142,477
Diluted	152,364	149,830	150,968	149,333

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Year Ended December 31, 2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	As Restated	As Restated	As Restated	As Restated

Net revenue	$116.2	$106.5	$96.6	$84.6
Cost of revenue	45.0	41.2	37.5	31.7

Gross margin	71.2	65.3	59.1	52.9

Operating expenses:
Research and development	13.2	14.9	13.8	11.1
Sales and marketing	26.2	28.7	27.8	23.0
General and administrative	7.6	11.2	5.0	4.0
Other charges, net	—	—	—	—

Total operating expenses	47.0	54.8	46.6	38.1

Income from operations	24.2	10.5	12.5	14.8
Interest and other income, net	5.8	4.7	3.8	3.8

Income before provision for income taxes	30.0	15.2	16.3	18.6
Provision for income taxes	11.1	3.7	5.3	6.4

Net income	$18.9	$11.5	$11.0	$12.2

Basic net income per share	$0.13	$0.08	$0.08	$0.09
Diluted net income per share	$0.13	$0.08	$0.08	$0.09
Shares used in computing earnings per share (in thousands):
Basic	140,557	139,581	138,627	137,908
Diluted	146,129	144,466	141,486	142,082

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of March 31, 2006 (in millions, expect share and per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2006			December 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenue	$114.0	$—	$114.0	$116.2	$—	$116.2
Cost of revenue	44.5	0.4	44.9	45.0	—	45.0

Gross margin	69.5	(0.4)	69.1	71.2	—	71.2

Operating expenses:
Research and development	17.1	2.9	20.0	12.3	0.9	13.2
Sales and marketing	30.8	3.5	34.3	25.2	1.0	26.2
General and administrative	10.7	0.4	11.1	6.9	0.7	7.6
Other charges, net	—	—	—	—	—	—

Total operating expenses	58.6	6.8	65.4	44.4	2.6	47.0

Income from operations	10.9	(7.2)	3.7	26.8	(2.6)	24.2
Interest and other income, net	6.9	—	6.9	5.8	—	5.8

Income before provision for income taxes and cumulative effect of change in accounting principle	17.8	(7.2)	10.6	32.6	(2.6)	30.0
Provision for income taxes	6.9	(2.3)	4.6	11.9	(0.8)	11.1

Income before cumulative effect of change in accounting principle	10.9	(4.9)	6.0	20.7	(1.8)	18.9
Cumulative effect of change in accounting principle, net of taxes	—	0.4	0.4	—	—	—

Net income	$10.9	$(4.5)	$6.4	$20.7	$(1.8)	$18.9

Basic net income per share	$0.08		$0.04	$0.15		$0.13
Diluted net income per share	$0.07		$0.04	$0.14		$0.13

Shares used in computing earnings per share (in thousands):
Basic	142,477		142,477	140,557		140,557
Diluted	149,208		149,333	146,369		146,129

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Three Months Ended
	September 30, 2005			June 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenue	$106.5	$—	$106.5	$96.6	$—	$96.6
Cost of revenue	40.5	0.7	41.2	37.8	(0.3)	37.5

Gross margin	66.0	(0.7)	65.3	58.8	0.3	59.1

Operating expenses:
Research and development	12.4	2.5	14.9	14.2	(0.4)	13.8
Sales and marketing	25.8	2.9	28.7	28.3	(0.5)	27.8
General and administrative	9.5	1.7	11.2	5.4	(0.4)	5.0
Other charges, net	—	—	—	—	—	—

Total operating expenses	47.7	7.1	54.8	47.9	(1.3)	46.6

Income from operations	18.3	(7.8)	10.5	10.9	1.6	12.5
Interest and other income, net	4.7	—	4.7	3.8	—	3.8

Income before provision for income taxes	23.0	(7.8)	15.2	14.7	1.6	16.3
Provision for income taxes	7.1	(3.4)	3.7	5.1	0.2	5.3

Net income	$15.9	$(4.4)	$11.5	$9.6	$1.4	$11.0

Basic net income per share	$0.11		$0.08	$0.07		$0.08
Diluted net income per share	$0.11		$0.08	$0.07		$0.08

Shares used in computing earnings per share (in thousands):
Basic	139,581		139,581	138,627		138,627
Diluted	144,087		144,466	141,109		141,486

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005
	As		As
	Reported	Adjustments	Restated

Net revenue	$84.6	$—	$84.6
Cost of revenue	31.9	(0.2)	31.7

Gross margin	52.7	0.2	52.9

Operating expenses:
Research and development	12.4	(1.3)	11.1
Sales and marketing	24.6	(1.6)	23.0
General and administrative	5.2	(1.2)	4.0

Total operating expenses	42.2	(4.1)	38.1

Income from operations	10.5	4.3	14.8
Interest and other income, net	3.8	—	3.8

Income before provision for income taxes	14.3	4.3	18.6
Provision for income taxes	4.4	2.0	6.4

Net income	$9.9	$2.3	$12.2

Basic net income per share	$0.07		$0.09
Diluted net income per share	$0.07		$0.09

Shares used in computing earnings per share (in thousands):
Basic	137,908		137,908
Diluted	141,758		142,082

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2006
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$211.4	$—	$211.4
Short-term investments	401.3	—	401.3
Accounts receivable	84.2	—	84.2
Inventories	36.1	—	36.1
Deferred tax assets	30.6	3.2	33.8
Prepaid expenses and other current assets	12.1	—	12.1

Total current assets	775.7	3.2	778.9
Property and equipment, net	11.3	—	11.3
Long-term investments	176.9	—	176.9
Deferred tax assets	11.7	14.4	26.1
Other assets	6.0	—	6.0

Total assets	$981.6	$17.6	$999.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.4	$—	$23.4
Accrued payroll and related benefits	17.1	0.8	17.9
Income taxes payable	6.9	0.7	7.6
Other accrued expenses	13.6	—	13.6
Deferred support revenue	46.3	—	46.3

Total current liabilities	107.3	1.5	108.8
Deferred support revenue	22.7	—	22.7

Total liabilities	130.0	1.5	131.5

Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	545.5	123.3	668.8
Deferred stock compensation	—	—	—
Accumulated other comprehensive income (loss)	—	—	—
Retained earnings	306.1	(107.2)	198.9

Total stockholders’ equity	851.6	16.1	867.7

Total liabilities and stockholders’ equity	$981.6	$17.6	$999.2

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2005
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$244.4	$—	$244.4
Short-term investments	302.3	—	302.3
Accounts receivable	77.1	—	77.1
Inventories	31.1	(0.3)	30.8
Deferred tax assets	25.3	4.7	30.0
Prepaid expenses and other current assets	6.4	—	6.4

Total current assets	686.6	4.4	691.0
Property and equipment, net	9.0	—	9.0
Long-term investments	152.2	—	152.2
Deferred tax assets	18.4	14.1	32.5
Other assets	6.9	—	6.9

Total assets	$873.1	$18.5	$891.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20.7	$—	$20.7
Accrued payroll and related benefits	16.8	0.7	17.5
Income taxes payable	9.0	1.9	10.9
Other accrued expenses	9.6	0.1	9.7
Deferred support revenue	33.3	—	33.3

Total current liabilities	89.4	2.7	92.1
Deferred support revenue	18.8	—	18.8

Total liabilities	108.2	2.7	110.9

Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	490.4	120.2	610.6
Deferred stock compensation	—	(3.6)	(3.6)
Accumulated other comprehensive income (loss)	—	—	—
Retained earnings	274.5	(100.8)	173.7

Total stockholders’ equity	764.9	15.8	780.7

Total liabilities and stockholders’ equity	$873.1	$18.5	$891.6

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2005
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$269.0	$—	$269.0
Short-term investments	244.3	—	244.3
Accounts receivable	59.2	—	59.2
Inventories	37.1	(0.1)	37.0
Deferred tax assets	25.7	4.1	29.8
Prepaid expenses and other current assets	6.2	—	6.2

Total current assets	641.5	4.0	645.5
Property and equipment, net	8.0	—	8.0
Long-term investments	170.9	—	170.9
Deferred tax assets	16.5	12.2	28.7
Other assets	5.3	—	5.3

Total assets	$842.2	$16.2	$858.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18.3	$—	$18.3
Accrued payroll and related benefits	18.3	0.7	19.0
Income taxes payable	7.7	2.2	9.9
Other accrued expenses	8.8	0.1	8.9
Deferred support revenue	33.5	—	33.5

Total current liabilities	86.6	3.0	89.6
Deferred support revenue	18.0	—	18.0

Total liabilities	104.6	3.0	107.6

Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	479.1	114.0	593.1
Deferred stock compensation	—	(4.4)	(4.4)
Accumulated other comprehensive income (loss)	(0.1)	—	(0.1)
Retained earnings	258.6	(96.4)	162.2

Total stockholders’ equity	737.6	13.2	750.8

Total liabilities and stockholders’ equity	$842.2	$16.2	$858.4

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$129.6	$—	$129.6
Short-term investments	354.8	—	354.8
Accounts receivable	66.3	—	66.3
Inventories	41.0	(0.4)	40.6
Deferred tax assets	25.7	4.3	30.0
Prepaid expenses and other current assets	7.3	—	7.3

Total current assets	624.7	3.9	628.6
Property and equipment, net	8.2	—	8.2
Long-term investments	172.1	—	172.1
Deferred tax assets	16.5	13.0	29.5
Other assets	5.4	—	5.4

Total assets	$826.9	$16.9	$843.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17.2	$—	$17.2
Accrued payroll and related benefits	13.7	0.6	14.3
Income taxes payable	7.9	2.6	10.5
Other accrued expenses	8.2	0.1	8.3
Deferred support revenue	36.6	—	36.6

Total current liabilities	83.6	3.3	86.9
Deferred support revenue	17.4	—	17.4

Total liabilities	101.0	3.3	104.3

Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	477.2	117.1	594.3
Deferred stock compensation	—	(5.7)	(5.7)
Accumulated other comprehensive income (loss)	(0.3)	—	(0.3)
Retained earnings	249.0	(97.8)	151.2

Total stockholders’ equity	725.9	13.6	739.5

Total liabilities and stockholders’ equity	$826.9	$16.9	$843.8

FOUNDRY NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period
	(In thousands of dollars)

Year ended December 31, 2004:
Allowance for doubtful accounts	$4,151	$—	$1,034	$3,117
Allowance for sales returns	2,020	2,080	2,473	1,627
Year ended December 31, 2005:
Allowance for doubtful accounts	3,117	154	884	2,387
Allowance for sales returns	1,627	2,353	2,196	1,784
Year ended December 31, 2006:
Allowance for doubtful accounts	2,387	1,027	921	2,493
Allowance for sales returns	1,784	5,680	4,554	2,910

(1)	Deductions for allowance for doubtful accounts refer to write-offs and deductions for allowance for sales returns refer to actual returns.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

On September 22, 2006, we issued a Current Report on Form 8-K to report that our historical financial statements should no longer be relied upon. On January 23, 2007, we filed another Current Report on Form 8-K to report that the Special Committee investigating our option practices had completed its review of all grants made between September 27, 1999 (the date of our initial public offering) and May 31, 2006. As a result of the review of our past stock option granting practices and the related accounting, our management, including our CEO and CFO, concluded that we had control deficiencies that were significant and amounted to material weaknesses in our internal control over financial reporting prior to 2006, as discussed below. However, based on our evaluation as of December 31, 2006, our CEO and CFO have concluded that we have remediated the material weakness in internal control over financial reporting relating to stock option granting practices and our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Notwithstanding the historical material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with United States generally accepted accounting principles for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006, based on criteria in Internal Control — Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We concluded that these control deficiencies were significant and constituted a material weakness in our internal control over financial reporting.

Remedial Measures Instituted by the Company

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

On July 20, 2006, our Board of Directors adopted new policies for the administration of all equity compensation awards granted to officers, employees and service providers. The Board of Directors specified that the Compensation Committee is to administer all equity compensation awards, and that all equity awards must be approved at a meeting of the Compensation Committee held on the last business day of each month or on the next business day on which a quorum is available.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended December 31, 2006 other than those discussed above under Remedial Actions that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names, ages and positions of our executive officers and directors as of May 31, 2007 are as follows:

Name	Age	Position

Bobby R. Johnson, Jr.	50	President, Chief Executive Officer and Director
Alfred J. Amoroso	57	Chairman of the Board of Directors
C. Nicholas Keating, Jr.	65	Director
J. Steven Young	45	Director
Alan L. Earhart	63	Director
Celeste Volz Ford	51	Director
Laurence L. Akin	59	Senior Vice President of Worldwide Sales
Richard W. Bridges	58	Vice President, Operations
Ken K. Cheng	52	Vice President and General Manager, High Value Layer 2/3 Systems Business Unit
Daniel W. Fairfax	51	Vice President, Finance and Administration, Chief Financial Officer and Principal Accounting Officer
Michael R. Iburg	44	Vice President and Treasurer
Cliff G. Moore	53	Vice President and General Counsel
Robert W. Schiff	50	Vice President and General Manager, Small and Medium Systems

Directors

Bobby R. Johnson, Jr. co-founded Foundry and has served as President, Chief Executive Officer and member of the Board of Directors of Foundry since its inception in May 1996. Mr. Johnson was Foundry’s Chairman of the Board of Directors from May 1996 to January 2007. From August 1993 to October 1995, Mr. Johnson co-founded and served as President, Chief Executive Officer and Chairman of the Board of Directors of Centillion Networks, Inc., a provider of local area network switches. From September 1991 to February 1993, Mr. Johnson was Vice President and General Manager of Internetworking Hardware for Network Equipment Technologies, Inc., a wide area networking company. Mr. Johnson holds a B.S. degree with honors from North Carolina State University.

Alfred J. Amoroso has served as a member of the Board of Directors of Foundry since October 2000 and as the Chairman of the Board of Directors since January 2007. Since July 2005, Mr. Amoroso serves as the President, Chief Executive Officer and director of Macrovision Corporation. From September 2004 to July 2005, Mr. Amoroso was an advisor to Warburg Pincus. From July 2002 to August 2004, Mr. Amoroso served as the President, Chief Executive Officer and Vice Chairman of Meta Group, an information technology research and advisory firm. From October 1999 until its merger with IBM in January 2002, Mr. Amoroso served as President, Chief Executive Officer and a director of CrossWorlds Software, Inc. From November 1993 to November 1999, Mr. Amoroso served in a number of general management positions with IBM and served on the Management Committee of the company for a period of time. Before joining IBM, Mr. Amoroso held various positions at Price Waterhouse, now PricewaterhouseCoopers, from 1985 to 1993, including lead technology partner and partner in charge of the worldwide insurance consulting practice. He joined Price Waterhouse upon the sale of his consulting company to them in 1985. Mr. Amoroso holds a B.S. degree in systems engineering and M.S. degree in operations research from Polytechnic Institute of Brooklyn.

C. Nicholas Keating, Jr. has served as a member of the Board of Directors of Foundry since October 2000 and has been a director of Network Equipment Technologies, Inc. (NET), a wide area networking company, since November 2001. In July 2005, he was appointed President and Chief Executive Officer of NET. From July 2000 to April 2005, he served as a member of the Board of Directors of IP Infusion Inc., an Internet protocol software development company. From October 2000 to February 2004, Mr. Keating was the President and Chief Executive Officer of IP Infusion Inc. From February 1999 to January 2001, he was President and Chief Executive Officer of US Search.com Inc., a Web-based supplier of information products and services. From January 1994 to February 1999, he was a business advisor to a number of companies in the networking, software and semiconductor industries. From May 1987 until December 1993, Mr. Keating served as Vice-President of Network Equipment Technologies. In addition to Network Equipment Technologies, Mr. Keating also serves as a director of Bay Microsystems, Inc. Mr. Keating holds a B.A. degree and M.A. degree from American University and was a Fulbright Scholar.

J. Steven Young has served as a member of the Board of Directors of Foundry since October 2000. Mr. Young is a co-founder of Sorenson Capital, a private equity firm, and has served as its Managing Partner since its inception in February 2003. From February 1999 to January 2003, Mr. Young co-founded and served as the Chairman of the Board of Directors of Found, Inc., an e-infrastructure technology solution provider. Mr. Young currently serves as a director of Nutraceutical International Corporation and also serves as a member of the boards of directors of a number of private companies. From May 1987 to June 2000, Mr. Young was the quarterback of the San Francisco 49ers. Mr. Young holds a B.S. degree and a J.D. degree from Brigham Young University.

Alan L. Earhart has served as a member of the Board of Directors of Foundry since August 2003 and has been a retired partner of PricewaterhouseCoopers LLP since 2001. From 1970 to 2001, Mr. Earhart held a variety of positions with Coopers & Lybrand and its successor entity, PricewaterhouseCoopers LLP, an accounting and consulting firm, including most recently as the Managing Partner for PricewaterhouseCoopers’ Silicon Valley office. Mr. Earhart also serves on the Board of Directors of Quantum Corporation, Monolithic Power Systems, Inc. and Network Appliance, Inc. Mr. Earhart holds a B.S. degree in accounting from the University of Oregon.

Celeste Volz Ford joined the Board of Directors of Foundry in April 2007. Ms. Ford is the founder of Stellar Solutions, Inc., a professional aerospace engineering services firm, and has served as its CEO since its inception in 1995. From 1984 to 1995 Ms. Ford served as Vice President, Satellite Business Area of Scitor Corporation, a systems engineering, information technology and program management aerospace expertise company. From 1978 to 1984 Ms. Ford held project management and engineering positions in the aerospace industry. Ms. Ford currently serves on the Board of Directors of Bay Microsystems, Inc. and also serves as Chairman of the Board of California Space Authority. Ms. Ford holds a B.S. degree from the University of Notre Dame and a M.S. from Stanford University.

Executive Officers

Laurence L. Akin has served as Senior Vice President of Worldwide Sales since October 2002. From April 2001 to September 2002, Mr. Akin was Vice President of Sales for the Americas of Foundry. From November 2000 to March 2001, Mr. Akin served as Vice President of Sales Operations of Foundry. From April 1989 to May 1999, Mr. Akin was Vice President of North American enterprise sales at 3Com Corporation, a computer networking company. From June 1982 to March 1989, Mr. Akin held various sales management positions at ROLM/IBM, a telecommunications company. Mr. Akin holds a B.S. degree from the University of Colorado.

Richard W. Bridges has served as Foundry’s Vice President of Operations since August 2001. From May 1999 to July 2001, Mr. Bridges was Vice President of Operations for Ramp Networks, a provider of Internet security appliances subsequently acquired by Nokia. From October 1994 to March 1999, Mr. Bridges was Director and subsequently Vice President of Materials Management for Plantronics Inc., a manufacturer of lightweight communications headsets. Mr. Bridges holds a B.S. degree from Stanford University.

Ken K. Cheng has served as Foundry’s Vice President and General Manager, High Value Layer 2/3 Systems Business Unit since January 2003 and served as Vice President of Marketing from December 1999 to December 2002. From July 1998 to November 1999, he served as Vice President of Product and Program Management of Foundry. From December 1993 to July 1998, Mr. Cheng was Senior Vice President and Chief Operating Officer of Digital Generation Systems, a network services company. From December 1988 to December 1993, Mr. Cheng was Director of LAN/WAN Internetworking Hardware for Network Equipment Technologies. Mr. Cheng holds a B.S. degree from Queen’s University and an M.B.A. degree from Santa Clara University.

Daniel W. Fairfax has served as Foundry’s Vice President, Finance and Administration and Chief Financial Officer since January 2007. Mr. Fairfax served as Foundry’s Vice President and Corporate Controller from May 2006 to January 2007 and as the Principal Accounting Officer from September 2006 to January 2007. Previously, he served as the Senior Vice President of Finance and Chief Financial Officer of GoRemote Internet Communications, Inc., a Nasdaq-listed company, from February 2004 until February 2006, when it was acquired by iPass, Inc. From March 2000 to June 2003 he served as Chief Financial Officer of Ironside Technologies, Inc., a privately-held developer of supplier-focused real-time integration and e-commerce application software. From November 1998 to December 1999, he served as Chief Financial Officer of ACTA Technology, a developer of data-warehousing and application integration software for enterprise resource planning-based business information and e-commerce applications. From June 1993 to November 1998, Mr. Fairfax served as Chief Financial Officer of privately held NeoVista Software, which provided scalable intelligent data mining software and related business intelligence applications for Global 2000 companies. Mr. Fairfax holds a B.A. degree in economics from Whitman College and an M.B.A. degree from the University of Chicago, and is a Certified Public Accountant in California.

Michael R. Iburg has served as Foundry’s Vice President and Treasurer since April 2000. Mr. Iburg holds a B.S. degree from San Jose State University and an M.B.A. degree from Santa Clara University.

Cliff G. Moore has served as Foundry’s Vice President and General Counsel since January 2002. From June 2000 to January 2002, Mr. Moore was Foundry’s General Counsel. Mr. Moore holds a J.D. degree from the University of Michigan, an M.A. degree from Georgetown University, and a B.A. degree from the University of California, Los Angeles.

Robert W. Schiff has served as Foundry’s Vice President and General Manager, Small and Medium Systems since February 2006, as Vice President and General Manager, Edge and Mid-Range Systems Business Unit from December 2005 to February 2006, as Vice President of Product Marketing from January 2005 to November 2005, and as Vice President and General Manager of Layer 4-7 from June 2004 to December 2004. From July 2003 to May 2004, Mr. Schiff was Director of Product Marketing for Foundry. From August 1999 to May 2003, Mr. Schiff was Senior Director of Marketing for Lantern Communications, a manufacturer of broadband packet switches subsequently acquired by C-COR. From September 1994 to July 1999, Mr. Schiff held various product line management positions at FORE Systems, a manufacturer of ATM switches acquired by Marconi Corporation plc. Mr. Schiff holds a B.S. degree in electrical engineering from Cornell University and an M.S. degree in electrical engineering from Stanford University.

There are no family relationships among any of the directors or executive officers of the Company. Each of the director nominees, except Mr. Johnson, is independent under current Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal year 2006, such SEC filing requirements were satisfied.

Code of Ethics

The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is posted on our website at http://www.foundrynet.com/company/ir/ir-corp-gov/. If any substantive amendments are made to the Code of Ethics or the Board of Directors grant any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Stockholder Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Nominating Committee will consider written proposals from stockholders for nominees for director, provided such proposals meet the requirements described herein and in our Bylaws. Any such nominations should be submitted to the Nominating Committee c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of the Company’s common stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee. We require that any such recommendations for inclusion in our proxy materials be made within the time periods described in the previous year’s Proxy Statement for such stockholder proposals.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee currently consists of Messrs. Keating, Amoroso and Earhart. The Board has determined that Mr. Earhart qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Board has determined that each of the Audit Committee members is an independent director under the rules of the Nasdaq Stock Market.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

Our executive compensation philosophy is to reward executive performance and leadership that is in line with the Company’s interests and goals. We motivate, recognize and reward executive officer performance through cash compensation, including base salary and bonuses, and equity incentives. We establish target levels of total compensation for all of our named executive officers, which are determined with reference to competitive market data, individual performance, skill set, prior experience, and the length of time the executive has served in the position.

Peer Group Review

We believe that it is necessary to ensure our compensation packages are competitive with competing companies in order to attract and retain skilled executives with the proper experience to deliver results. In our experience, it is generally necessary to provide total compensation (base pay, cash bonuses and equity compensation) for executives at levels equal to approximately the 75th percentile of total compensation for comparable positions in the Northern California networking industry. In 2006, we used the following comparable companies for purposes of our executive compensation benchmarking review:

•	Extreme Networks, Inc.

•	F5 Networks, Inc.

•	Juniper Networks, Inc.

We used these companies for comparison because they are in our industry and are geographically located in such a way that we compete directly with these companies when we are seeking to hire executives. Each year, we review the companies in our peer group, and add or remove companies as appropriate. For 2007 we expanded the list of benchmark companies to ten, in order to have a larger set of compensation data for our executive compensation benchmarking review. Companies included in our 2007 review include:

•	3Com Corporation

•	Brocade Communications Systems, Inc.

•	Ciena Corporation

•	Extreme Networks, Inc.

•	F5 Networks, Inc.

•	Juniper Networks, Inc.

•	Netgear, Inc.

•	Network Appliance, Inc.

•	Radisys Corporation

•	Tekelec

To assess competitive executive compensation, we review proxy statement filings and Form 4 filings for the relevant peer group companies. We also review the Radford/AON and IPAS (International Pay Analysis System) compensation benchmark surveys, which include survey data from direct networking competitors and other networking companies. Geographic and economic variables factored into the surveys allow us to compare each job inside Foundry to comparable jobs in other networking companies. The surveys also use a job grading structure that allows us to compare the required level of job competencies, training, experience, responsibility and accountability of one Foundry job to another Foundry job. Finally, the surveys provide us with data such as industry trends on merit increase budgets. For 2007, we engaged a compensation consultant, Watson Wyatt Worldwide, to help perform our executive compensation benchmarking review.

Compensation Process and Criteria

Each year, our Chief Executive Officer and our Vice President of Human Resources conduct a thorough assessment of our compensation for all executive positions. The results of this review, including specifically any adjustments to base salary, bonus or equity compensation, are submitted to the Board’s Compensation Committee for consideration and approval.

The Compensation Committee annually reviews and approves, as appropriate, total compensation and the specific components of the total compensation package for our Chief Executive Officer and the other named executive officers including each of the following components: base salary, cash bonus, equity awards such as stock options or restricted shares, and all other benefits, including benefit plans. Our Chief Executive Officer continuously evaluates the performance of the other executive officers on a subjective basis and focusing on core competencies such as job knowledge, delivery of results, communication, teamwork, quality, initiative and dependability, and also expense management, planning, process improvements, recruitment, retention, coaching, mentoring and other measurable company-specific goals. Based on his performance assessment of each executive, our Chief Executive Officer makes specific recommendations to the Compensation Committee, as appropriate, for adjustment of base salary, cash incentives and equity awards. The Compensation Committee assesses the Chief Executive Officer’s performance and determines his base salary, cash incentives and equity awards. The Chief Executive Officer is not present when the Compensation Committee reviews his performance and determines his compensation.

We believe that the executive compensation program should be flexible enough for us to recruit and retain a highly qualified executive team, while providing the structure to manage performance. We utilize external professional support and consultation where appropriate to evaluate that compensation program, provide recommendations and ongoing assistance in the administration of the program. In determining executive compensation for fiscal 2006, we did not engage an outside professional consulting firm to conduct a competitive review and assessment of our executive compensation package, but we did rely on executive compensation survey results from Radford/AON. In determining executive compensation for fiscal 2007, we have engaged Watson Wyatt Worldwide, a human resources consulting firm, to work with the Company to conduct a competitive review and assessment of our executive compensation. This firm was engaged by management, at the request of the Compensation Committee, to value the elements of our executive compensation program and our director compensation program. Watson Wyatt followed its own methodology, which included developing a peer group approved by the Compensation Committee, gathering data from Radford/AON benchmark salary surveys, analysis of Form 4 filings, and reviewing proxy filings to assess the base, bonus and equity components of executive compensation. Watson Wyatt then compiled a report of its analysis and recommendations, which was presented to and reviewed by the

Compensation Committee. The Compensation Committee took these recommendations into consideration when determining the total compensation for its named executive officers for fiscal 2007.

Base Salary

We believe that we provide base salaries that are competitive and sufficient to attract and retain key executives. However, in order to create a stronger link between pay and performance we emphasize incentive-based executive compensation. To determine the appropriate base salary for an executive, the Compensation Committee considers a number of factors, including the recommendations of the Chief Executive Officer in light of the executive’s responsibilities, years of experience, past performance, and expected future contribution to the Company. The Compensation Committee then considers the base salaries of executives in similar positions at our peer group and other comparable companies using, among other things, Radford/AON salary surveys which generally report a salary range for each position, in addition to Forms 4 and proxy statements filed by comparable companies, and generally targets the 75th percentile of the range depending on position.

Each year, our Chief Executive Officer considers the performance and responsibilities of all executive officers for the purpose of base salary determinations. Where responsibilities have increased for an executive officer, the Chief Executive Officer will generally make a recommendation to the Compensation Committee for a base salary increase, based on the compensation benchmark data. In 2006, Bobby Johnson, Tim Heffner, Ken Cheng and Paul Twombly did not receive base salary increases because their responsibilities had not changed significantly and benchmark data for similar positions did not support increases. In 2006, Laurence Akin received a base salary increase of $50,000 due to greater responsibility for sales geography and quota.

Executive Performance Incentive Plan

Our Executive Performance Incentive Plan provides for cash bonus payments to executives based upon attainment of annual corporate objectives for revenue, gross margin and operating income, and certain individual management objectives. The plan is intended to provide competitive incentive-based cash compensation, reward executive contributions to the achievement of corporate objectives, and acknowledge individual contributions. Each named executive officer participates in our Executive Performance Incentive Plan except Laurence Akin, our Senior Vice President of Worldwide Sales, who was compensated through a separate commissions-based sales incentive plan.

The target bonus for each named executive officer who participated in the plan in 2006 was 30% of annual base salary except our Chief Executive Officer whose target bonus was 50% of annual base salary. Foundry maintains the same weighting and bonus percentages for all executives who participate in the plan at the same level. For 2007, the Compensation Committee approved an increase in the target bonus percentage for executives, to 40% of annual base salary for all named executive officers who participate in the plan (as it had been for the years 2002 — 2004), except our Chief Executive Officer whose target bonus percentage remains 50% of annual base salary. This change was largely based on the Watson Wyatt analysis, which concluded that the 30% target was below the 50th percentile of benchmarked data. The Compensation Committee determined that increasing the bonus percentage better reflected our pay for performance compensation philosophy.

The actual bonus payout for each executive is determined primarily with reference to our achievement of corporate targets, and secondarily with reference to achievement of individual objectives. No bonus is earned unless the revenue target is achieved at no less than 95% of plan. If the revenue target is achieved, then bonuses are paid as follows:

•	One-fourth of the bonus amount is determined by the level of our revenue for the year. If revenue is achieved at the level of 95% to 97.5% of target, then 75% of the revenue portion of the bonus is earned; if revenue is achieved at 97.5% to 102.5% of target, then 100% of the revenue portion of the bonus is earned; if revenue is achieved at 102.5% to 105% of target, then 125% of the revenue portion of the bonus is earned, and if revenue exceeds 105% of target, then 150% of the revenue portion of the bonus is earned.

•	One-fourth of the bonus amount is determined by the level of our gross margin for the year. If gross margin is achieved at the level of 95% to 97.5% of target, then 75% of this portion of the bonus is earned; if gross margin is achieved at 97.5% to 102.5% of target, then 100% of this portion of the bonus is earned; if gross margin is achieved at 102.5% to 105% of target, then 125% of this portion of the bonus is earned, and if gross margin exceeds 105% of target, then 150% of this portion of the bonus is earned.

•	One-fourth of the bonus amount is determined by the level of our operating income for the year. If operating income is achieved at the level of 95% to 97.5% of target, then 75% of this portion of the bonus is earned; if operating income is achieved at 97.5% to 102.5% of target, then 100% of this portion of the bonus is earned; if operating income is achieved at 102.5% to 105% of target,then 125% of this portion of the bonus is earned, and if operating income exceeds 105% of target, then 150% of this portion of the bonus is earned.

•	One-fourth of the bonus amount is determined by the individual executive’s performance over the year on major management objectives determined by the Chief Executive Officer and typically communicated to the executive earlier in the year. These objectives vary depending on the executive’s functional area and focus primarily on departmental goals. If the executive achieves his or her individual management objectives, he or she is entitled to a payment for this portion of the bonus. The Compensation Committee determines the appropriate individual performance payout for all of the named executive officers. The maximum payment in the case of exceptional performance is 100% of the target value of this portion of the award.

A tabular presentation of the structure of the Executive Performance Incentive Plan is as follows:

Weighted	Level of	Bonus
Performance Measures	Achievement	% Payout

Revenues (25%)	95.0% - 97.5%	75%
	>97.5% - <102.5%	100%
	102.5% - 105.0%	125%
	> 105%	150%
(The revenue target must first be met before any bonus is paid on the following targets)

Gross Margins (25%)	95.0% - 97.5%	75%
And	>97.5% - <102.5%	100%
Operating Income (25%)	102.5% - 105.0%	125%
	> 105%	150%

Individual Management Objectives (25%)	100%	100%

The specific target levels for our Executive Performance Incentive Plan are submitted by the Chief Executive Officer to the Compensation Committee for review and approval on an annual basis. Since 2002, the targets have been expressed as specific amounts of annual revenues, gross margin and operating income as reported in our financial statements but excluding the impact of stock-based compensation expense and excluding or including items that the Compensation Committee believes to be extraordinary or otherwise appropriate to exclude or include. The Compensation Committee approves these target goals as stretch targets that should be challenging to achieve, and historically they are not always achieved. For example, bonuses for years 2004 and 2005 were paid at approximately 31% and 50%, respectively. For fiscal 2006, we did achieve our revenue, gross margin and operating income targets, and all of our named executive officers earned 100% of their target bonuses, except for Mr. Johnson and Mr. Heffner who were not awarded any bonus.

Equity Compensation

We believe that equity-based compensation is a key component for an effective executive compensation program at growth-oriented technology companies. In 2006, we granted each named executive officer a combination of stock options and restricted stock. We believe that stock options are an effective motivational tool because they have value for the executive only if the price of our stock on the date of exercise exceeds the exercise price, and that restricted stock, which has a more limited upside incentive, serves to retain executives because those shares have value even if the price of our stock does not increase. We believe equity compensation aligns executive interests with the interests of our stockholders, since rewards depend on stock performance. We use vesting schedules for our equity awards in order to delay realization of the benefits of the rewards until future periods, thereby keeping incentives “in front” of our executives to motivate performance and help us retain key talent. All new stock option awards are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Restricted stock is generally sold for par value.

We monitor the number of equity awards granted to executives on an annual basis, as part of our assessment of the number of equity awards granted to all employees, in order to limit compensation expense and potential dilution of stockholder ownership. In particular:

•	We budget the number of shares of stock available for executive equity incentive grants. In determining the size of this pool, we consider factors such as the growth in the number of executives eligible for grants, competitive compensation practices, expected average grant sizes based on expected performance, and the accounting expense of granting awards; and

•	We are budgeting equity grants to all employees, including executive officers, with reference to a best practice average annual dilution rate not to exceed 6.11% as measured over a 3 year period from 2006 through 2008. We define the annual dilution rate as the gross number of new equity awards granted during a fiscal year, expressed as a percentage of the outstanding common stock at year-end. For purposes of calculating the number of shares of our common stock granted in a year, each share of restricted stock granted will be multiplied by a multiplier which is determined based on the annual stock price volatility. By doing so, we are placing more weight on restricted stock grants due to their higher intrinsic value and immediate dilutive effect. For 2006, the multiplier was 2. For complete details of this dilution calculation please see Proposal No. 3 in our 2006 Proxy Statement related to the Approval of the 2006 Stock Incentive Plan. For fiscal 2006, our actual dilution rate was 5.3%, primarily reflecting retention grants to existing employees and to a more limited extent grants to newly-hired employees as the total number of our employees grew approximately 13%, from 719 to 816. We have no policy on any target proportion of executive officer equity awards to all employee equity awards.

As a result of our investigation of historical stock option practices in the second half of 2006 and the first half of 2007, we have made fewer equity awards than we anticipated. We expect there to be a substantial increase in our equity award activity in coming months as we resume normal activities, but that overall we will remain within our annual budget for equity awards.

To determine the appropriate size of each executive’s equity awards, the Compensation Committee considers recommendations from our Chief Executive Officer based on several factors, including the executive’s past performance and expected future contribution, the retention value of the executive’s prior unvested option and restricted stock grants, our growth and performance outlook, and the equity incentive grants provided to executives in similar positions at comparable companies. For example, smaller equity awards with shorter vesting periods may be used from time to time to motivate specific performance objectives and/or retention objectives.

Historically, executives received a single stock option grant during the first quarter of each year. In the first quarter of 2006, each named executive officer received an award of a stock option (vesting quarterly over four years) and an award of restricted stock (vesting annually over two years). For fiscal 2007, the Compensation Committee is working with our compensation consultant to reassess the process for determining the size of executive equity awards and the overall process for determining equity awards for executives. We do not grant re-load options, make loans to executives to exercise stock options, grant stock options at a discount, or make grants to executives when our stock trading window is closed. Because our Chief Executive Officer is one of our founders and has substantial holdings of our common stock, equity grants to him have been infrequent.

Under our 2006 Stock Incentive Plan, stock options must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Shares of restricted stock are purchased at a purchase price no less than the par value per share of our common stock. Our equity awards are typically granted subject to vesting requirements, whether in the form of vesting dates before which stock options may not be exercised, or vesting dates before which shares that have been issued are subject to forfeiture. Stock options for newly-hired employees typically vest over four years, with a six-month cliff and monthly vesting over the following 42 months. The vesting of stock option grants for retention purpose varies considerably with most option grants vesting quarterly over two to four years. Grants of restricted stock typically vest in two annual cliff amounts.

Other Benefits

We provide a comprehensive benefits package to all of our employees, including our named executive officers, which includes medical, dental, prescription drug, vision care, disability insurance, life insurance benefits, flexible spending plan, 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation, sick or personal days off and a sell back policy.

We also provide our executives with additional business travel insurance, supplemental life and accidental death & dismemberment insurance and supplemental long-term disability and an additional five days of paid time off per year in of recognition of the numerous domestic and international trips undertaken as part of their responsibilities during a typical year. In fiscal year 2006, as a result of tax issues raised as a result of our recent stock option investigation we reimbursed Laurence Akin and Paul Twombly for tax consulting services, in an aggregate amount of less than $4,000.

We do not provide pension arrangements or post-retirement health coverage for executives or other employees, nor do we provide other benefits such as the use of company vehicles.

Executive Compensation Tables

Executive Compensation

The following table sets forth all compensation earned by our Chief Executive Officer, former Chief Financial Officer and the next three most highly compensated executive officers for the fiscal year ended December 31, 2006, for services rendered to us in all capacities during fiscal year 2006. We refer to these individuals collectively as the “named executive officers.”

Summary Compensation Table

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($)(1)	Awards ($)(1)	Compensation ($)(2)	Compensation ($)	Total ($)

Bobby R. Johnson	2006	$600,056	$515,755	$2,011,794	$—	$2,032(3)	$3,129,637
President and Chief Executive Officer
Timothy D. Heffner	2006	$400,040	$257,878	$935,112	$—	$2,310(4)	$1,595,340
Vice President, Corporate Development
Ken K. Cheng*	2006	$400,000	$257,878	$1,314,104	$120,000	$2,056(5)	$2,094,038
Vice President and General Manager, Layer 2-3 Systems Business Unit
Laurence L. Akin	2006	$344,423	$128,939	$1,004,905	$297,159	$2,357(6)	$1,777,783
Senior Vice President, Worldwide Sales
Paul L. Twombly	2006	$360,000	$257,878	$926,064	$108,000	$2,224(7)	$1,654,165
Vice President, Customer Support
Robert W. Schiff	2006	$343,654	$257,878	$672,214	$105,000	$2,365(8)	$1,381,111
Vice President and General Manager, Small and Medium Systems

*	Mr. Heffner was our Vice President, Finance and Administration and Chief Financial Officer until January 2007.

(1)	Represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123R for equity awards (which may or may not have been granted in fiscal year 2006), disregarding the estimate of forfeitures related to service-based vesting conditions. For a more detailed description on the valuation model and assumptions used to calculate the fair value of our options refer to Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

(2)	The amounts in this column reflect the cash bonuses earned under our 2006 Executive Performance Incentive Plan during fiscal year 2006.

(3)	Reflects amounts paid by Foundry for Mr. Johnson’s life insurance premiums amounting to $2,025, and for restricted stock purchased on 01/31/06 in the amount of $7.50

(4)	Reflects amounts paid by Foundry for Mr. Heffner’s life insurance premiums amounting to $2,307, and for restricted stock purchased on 01/31/06 in the amount of $3.75

(5)	Reflects amounts paid by Foundry for Mr. Cheng’s life insurance premiums amounting to $2,052, and for restricted stock purchased on 01/31/06 in the amount of $3.75

(6)	Reflects amounts paid by Foundry for Mr. Akin’s life insurance premiums amounting to $2,355, and for restricted stock purchased on 01/31/06 in the amount of $1.88

(7)	Reflects amounts paid by Foundry for Mr. Twombly’s life insurance premiums amounting to $2,220, and for restricted stock purchased on 01/31/06 in the amount of $3.75

(8)	Reflects amounts paid by Foundry for Mr. Schiff’s life insurance premiums amounting to $2,362, and for restricted stock purchased on 01/31/06 in the amount of $3.75

Grants of Plan-Based Awards

The following table provides information regarding all plan-based awards that were granted to our named executive officers during fiscal year 2006. The information in this table supplements the disclosure of option and other awards set forth in the Summary Compensation Table above by providing additional details about the awards.

The option grants to purchase shares of our common stock set forth in the following table were granted under our 1996 Stock Plan during fiscal year 2006. The exercise price of each option was equal to the closing price of our common stock as reported by the Nasdaq Global Select Market on the date on which the option was approved by the Compensation Committee.

Grant of Plan-Based Awards

						All Other Option
		Estimated Future Payouts Under Non-Equity			All Other Stock	Awards: # of
		Incentive Plan Awards			Awards: # of Shares	Securities		Exercise or Base		Grant Date Fair
		Threshold	Target	Maximum	of Stock or Units	Underlying		Price of Option		Value of Stock and
Name	Grant Date	($)	($)	($)	(#)	Options (#)		Awards ($/Sh)		Option Awards ($)(4)

Bobby R. Johnson, Jr.	N/A	225,000	300,000	450,000
	1/31/2006					600,000		$15.03		$3,333,240
	1/31/2006				75,000					$1,127,250
Timothy D. Heffner	N/A	90,000	120,000	180,000
	1/31/2006					125,000		$15.03		$694,425
	1/31/2006				37,500					$563,625
Ken K. Cheng	N/A	90,000	120,000	180,000
	1/31/2006					240,000		$15.03		$1,518,312
	1/31/2006				37,500					$563,625
	5/6/2002					3,646	(1)	$6.75	(1)
Laurence L. Akin	N/A	187,500	250,000	375,000
	1/31/2006					125,000		$15.03		$694,425
	1/31/2006				18,750					$281,813
	2/5/2002					10,279	(2)	$7.28	(2)
	5/6/2002					57,500	(2)	$6.75	(2)
Paul L. Twombly, Jr.	N/A	81,000	108,000	162,000
	1/31/2006					150,000		$15.03		$948,945
	1/31/2006				37,500					$563,625
	2/5/2002					2,778	(3)	$7.28	(3)
	5/6/2002					3,125	(3)	$6.75	(3)
Robert W. Schiff	N/A	78,750	105,000	157,500
	1/31/2006					200,000		$15.03
	1/31/2006				37,500			$0.00

(1)	In connection with our review of historic stock option grant practices, the Company and Mr. Cheng agreed to increase the exercise price of the unvested portion of an option granted to Mr. Cheng on May 6, 2002, covering 3,646 shares. Under that agreement, the exercise price of this option was increased to $6.75, the closing price of our common stock on the Nasdaq Global Select Market on the revised measurement date. This change provided no additional consideration to Mr. Cheng, and we did not recognize any financial expense under SFAS 123R in connection with the modification.

(2)	In connection with our review of historic stock option grant practices, the Company and Mr. Akin agreed to increase the exercise price of the unvested portion of two options granted to Mr. Akin, on February 5, 2002 and May 6, 2002, covering 10,279 and 57,500 shares respectively. Under that agreement, the exercise prices of these options were increased to $7.28 and $6.75, respectively, which were the closing prices of our common stock on the Nasdaq Global Select Market on the revised measurement dates. The changes provided no additional consideration to Mr. Akin, and we did not recognize any financial expense under SFAS 123R in connection with the modifications.

(3)	In connection with our review of historic stock option grant practices, the Company and Mr. Twombly agreed to increase the exercise price of the unvested portion of two options granted to Mr. Twombly, on February 5, 2002 and May 6, 2002, covering 2,778 and 3,125 shares respectively. Under that agreement the exercise prices of these options were increased to $7.28 and $6.75, respectively, which were the closing prices of our common stock on the Nasdaq Global Select Market on the revised measurement dates. The changes provided no additional consideration to Mr. Twombly, and we did not recognize any financial expense under SFAS 123R in connection with the modifications.

(4)	These amounts reflect the grant date fair value determined by us for financial accounting purposes under SFAS 123R for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options or by vesting in a restricted stock or restricted stock unit award). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Stock awards consist of restricted stock and/or restricted stock units. For additional information on the valuation model and assumptions used to calculate the grant date fair value of these awards, see Note 2 of the Notes to the Consolidated Financial Statements appearing elsewhere in Item 8 of this annual report on Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards

The following table presents information regarding outstanding equity awards as of December 31, 2006 held by each of our named executive officers. Option grants made before January 1, 2005 generally had a ten year term and option grants made after January 1, 2005 generally have a five-year term.

Outstanding Equity Awards at Fiscal 2006 Year-End

	Option Awards					Stock Awards
	Number of		Number of					Market Value of
	Securities		Securities	Option		Number of Shares or		Shares or Units of
	Underlying		Underlying	Exercise	Option	Units of Stock That		Stock That Have
	Unexercised Options		Unexercised Options	Price	Expiration	Have Not Vested		Not Vested
Name	(#) Exercisable		(#) Unexercisable	($)	Date	(#)		($)

Bobby R. Johnson, Jr.	300,000			$7.94	8/7/12
	400,000			$13.92	6/10/14
	225,000	(1)	375,000	$15.03	1/31/11	75,000	(4)	1,123,500
Timothy D. Heffner	100,000			$59.69	5/22/10
	85,000			$11.38	1/9/11
	79,200			$6.14	2/5/12
	230,000	(2)	10,000	$8.14	2/4/13
	100,000			$13.92	6/10/14
	114,583		10,417	$10.31	2/11/10
	46,875	(1)	78,125	$15.03	1/31/11	37,500	(4)	561,750

	Option Awards					Stock Awards
	Number of		Number of					Market Value of
	Securities		Securities	Option		Number of Shares or		Shares or Units of
	Underlying		Underlying	Exercise	Option	Units of Stock That		Stock That Have
	Unexercised Options		Unexercised Options	Price	Expiration	Have Not Vested		Not Vested
Name	(#) Exercisable		(#) Unexercisable	($)	Date	(#)		($)

Laurence L. Akin	85,000			$36.88	11/29/10
	42,500			$11.38	1/9/11
	100,000			$13.35	4/26/11
	20,000			$6.14	2/4/12
	60,000			$6.14	2/5/12
	57,500			$4.94	5/6/12
	180,000	(2)	10,000	$8.14	2/4/13
	100,000			$13.92	6/10/14
	114,583		10,417	$10.31	2/11/10
	46,875	(1)	78,125	$15.03	1/31/11	18,750	(4)	280,875
Ken K. Cheng	80,000			$59.69	5/22/10
	85,000			$11.38	1/9/11
	150,000			$6.14	2/5/12
	3,646			$4.94	5/6/12
	230,000	(2)	10,000	$8.14	2/4/13
	120,000	(3)	120,000	$13.92	6/10/14
	114,583		10,417	$10.31	2/11/10
	45,000		195,000	$15.03	1/31/11	37,500	(4)	561,750
Paul L. Twombly, Jr.	90,000			$10.16	4/23/11
	50,000			$6.14	2/5/12
	3,125			$4.94	5/6/12
	172,500	(2)	7,500	$8.14	2/4/13
	90,000	(3)	90,000	$13.92	6/10/14
	91,666		8,334	$10.31	2/11/10
	28,125		121,875	$15.03	1/31/11	37,500	(4)	561,750
Robert W. Schiff	30,000	(2)	5,000	$14.27	6/29/13
	1,000			$16.00	8/16/13
	15,000			$21.76	2/20/14
	16,666	(2)	39,584	$9.95	7/25/14
	35,833		54,167	$10.31	2/11/10
	37,500		162,500	$15.03	1/31/11	37,500	(4)	561,750

(1)	The shares subject to the option vest quarterly over two years commencing on the grant date.

(2)	The shares subject to the option vest monthly over four years commencing on the six-month anniversary of the grant date.

(3)	The shares subject to this option vest monthly over five years commencing on the three-month anniversary of the grant date.

(4)	The shares subject to this award vest 50% on the first and second annual anniversaries of the grant date.

Option Exercises

The following table shows information regarding option exercises by our named executive officers during fiscal year 2006. Amounts shown under the heading “Value Realized on Exercise” represent the difference between the exercise price of the shares subject to the stock option and the price of our common stock on the date of exercise, as reported by the Nasdaq Global Select Market. The value realized was determined without considering any taxes that may have been owed, and without considering any change in value of shares retained after the date of exercise.

Option Exercises and Stock Vested

	Option Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)

Bobby R. Johnson, Jr.	—	—
Timothy D. Heffner	30,000	$271,436
Ken K. Cheng	61,979	$643,901
Laurence L. Akin	—	—
Paul L. Twombly, Jr.	18,125	$149,747
Robert W. Schiff	48,750	$224,709

Potential Payments Upon Termination or Change of Control

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to a named executive officer at, following or in connection with any termination of that named executive officer, including resignation, severance, retirement or constructive termination, or upon a change of control of Foundry, or upon a change in the named executive officer’s responsibilities with the following exception:

We have agreed to pay Paul Twombly continued payment of his base salary rate less applicable withholdings for three months following his termination of employment as the result of a change of control. If a change of control had occurred on December 31, 2006 and Mr. Twombly’s employment was terminated as a result of the change of control, the total cash payments would be $90,000 less applicable withholdings for this period.

Director Compensation

During fiscal year 2006, we paid our non-employee members of the Board of Directors an annual retainer of $30,000. An additional annual retainer of $10,000 was paid to the Chairman of the Audit Committee. Each non-employee Board member also received a stock option award of 60,000 shares pursuant to the automatic provision of the 1999 Directors’ Stock Option Plan. In April 2007, the annual automatic grant to each non-employee member of the Board of Directors was reduced to an annual stock option award of 40,000 shares and the initial automatic stock option grant to each newly elected or appointed non-employee member of the Board of Directors was reduced to an award of 100,000 shares (prior to this change the stock option award was 225,000 shares). No new non-employee members of the Board of Directors were appointed to the Board of Directors in 2006.

The following table summarizes the cash compensation paid to our non-employee members of the Board of Directors for their services on the Board of Directors and its committees in fiscal year 2006.

Director Compensation

	Fees Earned or		Option
Name	Paid in Cash ($)		Awards ($)(1)	Total ($)

Alfred J. Amoroso	$30,000		$367,155	$397,155
Alan L. Earhart	$40,000		$792,204	$832,204
C. Nicholas Keating, Jr.	$30,000		$367,155	$397,155
J. Steven Young	$30,000		$367,155	$397,155
Andrew K. Ludwick	$15,000	(2)	$330,255	$345,255

(1)	Represents amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123R, for stock options (which may or may not have been granted in fiscal year 2006), disregarding the estimate of forfeitures related to service-based vesting conditions. On June 16, 2006, each of Messrs. Keating, Amoroso, Young and Earhart were automatically granted an option to purchase 60,000 shares of Company common stock. Each such option award had an aggregate grant date fair value for financial statement reporting purposes under SFAS 123R of $272,280. For additional information on the valuation model and assumptions used to calculate the grant date fair value of these options, see Note 2 of the Notes to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2006. At December 31, 2006, the non-employee members of the Board of Directors held exercisable options as follows: Mr. Amoroso, 560,000 shares; Mr. Earhart, 405,000 shares; Mr. Keating, 540,000 shares; and Mr. Young, 641,250 shares. Mr. Ludwick had no outstanding options at December 31, 2006.

(2)	Mr. Ludwick ceased to be a director on June 16, 2006. Amounts in this column represent fees earned by Mr. Ludwick through that date.

In April 2007 the Board of Directors approved the following changes to the cash compensation that each of its non-employee members of the Board of Directors shall receive on an annual basis:

Position	Annual Compensation
(Effective April 19, 2007)

Applicable to All Non-Employee Directors:
Member of Board of Directors	$40,000

As Appropriate (in addition to above compensation):
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating Committee Chair	$10,000
Committee Member (audit, compensation and nominating committees only)	$5,000*
Chairman of the Board	$50,000**

*	Such amount to be paid to committee members not serving as chair.

**	The Chairman of the Board shall not receive compensation for committees or other chairs.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members (i) has ever been an officer or employee of the Company, (ii) is or was a participant in a “related person” transaction in 2006, or (iii) is an executive officer of another entity, at which one of our executive officers serves on the Board of Directors. None of our executive officers served on the Compensation Committee or board of another company, whose executive served on our Board of Directors or Compensation Committee.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of Foundry’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings.

The Compensation Committee has reviewed and discussed with the management of Foundry the Compensation Discussion and Analysis appearing earlier in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Foundry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Submitted by the Compensation
Committee:

C. Nicholas Keating, Jr. (Chairman)
Alfred J. Amoroso (Former member)
J. Steven Young
Celeste Volz Ford (New member)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of shares of our common stock as of May 31, 2007 by:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 147,550,883 shares of common stock outstanding as of May 31, 2007. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of May 31, 2007 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The persons listed in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, except as indicated in the footnotes to this table, and subject to applicable community property laws.

	Amount and
	Nature of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock(1)

Greater than 5% Stockholders:
Royce & Associates, LLC(2)	14,927,500	10.12%
1414 Avenue of the Americas New York, NY 10019
Officers and Directors:
Bobby R. Johnson, Jr.(3)	12,110,379	8.15%
Timothy D. Heffner(4)	1,480,955	1.00%
Ken K. Cheng(5)	1,273,880	*
Laurence L. Akin(6)	875,610	*
Robert Schiff(7)	225,963	*
Paul L. Twombly(8)	613,903	*
Alfred J. Amoroso(9)	474,750	*
C. Nicholas Keating, Jr.(10)	453,750	*
J. Steven Young(11)	555,000	*
Alan L. Earhart(12)	314,062	*
Celeste Volz Ford	—	*
All directors and executive officers as a group (13) (13 persons)	17,421,384	11.35%

*	Less than 1% of the outstanding shares of common stock. Except as otherwise noted, the address of each person listed in this table is c/o Foundry Networks, Inc., 4980 Great America Parkway, Santa Clara, California, 95054.

(1)	For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 147,550,883 shares of common stock outstanding on May 31, 2007 and the number of shares of common stock that such person or group had the right to acquire on or within 60 days of that date, including, but not limited to, the exercise of options.

(2)	Beneficial and percentage ownership information is based on information contained in Schedule 13G filed with the SEC on January 19, 2007 by Royce & Associates, LLC. The Schedule 13G indicates that Royce & Associates, LLC owns beneficially 14,927,500 shares.

(3)	Includes 1,075,000 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(4)	Includes 807,325 shares issuable upon the exercise of options held by Mr. Heffner which are exercisable within sixty days of May 31, 2007. Also includes 16,425 shares held by The Nicole M. Heffner Trust, 16,425 shares held by The Krysta M. Heffner Trust and 16,425 shares held by The Tyler B. Heffner Trust. Mr. Heffner disclaims beneficial ownership of the shares held by The Nicole M. Heffner Trust, The Krysta M. Heffner Trust and The Tyler B. Heffner Trust.

(5)	Includes 906,646 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(6)	Includes 858,125 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(7)	Includes 195,166 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(8)	Includes 581,000 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(9)	Includes 473,750 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007. Also includes 1,000 shares held by the Amoroso Family Trust dated 4/2/00, for which Mr. Amoroso serves as co-trustee with his wife.

(10)	Includes 453,750 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(11)	Includes 555,000 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(12)	Includes 314,062 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

(13)	Includes 5,875,005 shares issuable upon the exercise of options which are exercisable within sixty days of May 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1996 Stock Plan, the 1999 Employee Stock Purchase Plan, the 1999 Directors’ Stock Option Plan, the 2000 Non-Executive Stock Option Plan and the 2006 Stock Incentive Plan.

			Number of
			securities
			remaining
			available for
			future issuance
			under equity
	Number of		compensation
	securities to be	Weighted-average	plans (excluding
	issued upon exercise	exercise price of	securities
	of outstanding	outstanding	reflected in
Plan Category	options(a)	options(b)	column (a))(c)

Equity compensation plans approved by stockholders:
2006 Stock Incentive Plan	978,500	$12.92	25,021,500
1996 Stock Plan	27,062,547	$13.31	—	(1)
1999 Employee Stock Purchase Plan	—	—	6,628,776	(2)
1999 Directors’ Stock Option Plan	1,991,250	$31.43	1,135,000
Equity compensation plans not approved by stockholders:
2000 Non-Executive Stock Option Plan	1,717,615	$12.73	246,163

(1)	Because the 2006 Stock Incentive Plan was approved at the 2006 Annual Meeting, no further grants were made under the 1996 Stock Plan after the date of the Annual Meeting. The number of shares reserved for issuance under the 1996 Stock Plan has increased on the first day of each fiscal year through 2006 by the lesser of (i) 5,000,000 shares, (ii) 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.

(2)	The number of shares reserved for issuance under the 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.

2000 Non-Executive Stock Option Plan

In October 2000, our Board of Directors approved the 2000 Non-Executive Stock Option Plan (the “Non-Executive Plan”) pursuant to which non-qualified stock options may be granted to our employees who are not officers or directors. In October 2000, we allocated for issuance under the Non-Executive Plan approximately 2,000,000 shares that we had repurchased from departing employees upon cessation of their employment with us, which shares did not become available for reissuance under the 1996 Stock Plan. In July 2002, we allocated an additional 1,776,620 shares that we had repurchased from departing employees upon cessation of their employment with us, which shares did not become available for reissuance under the 1996 Stock Plan. We did not obtain stockholder approval of the Non-Executive Plan or the increase to the Non-Executive Plan in July 2002. As of December 31, 2005, 3,772,808 shares of common stock were reserved for issuance under the Non-Executive Plan, of which 1,717,615 shares were subject to outstanding options and 246,163 shares were available for future grant.

The purpose of the Non-Executive Plan is to promote our success by linking the interests of our non-executive employees to those of our stockholders and by providing participants with an incentive for outstanding performance. The Non-Executive Plan authorizes the granting of non-qualified stock options only. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a tern of more than ten years. All of the options that are currently outstanding under the Non-Executive Plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. The Board of Directors or the Compensation Committee may amend or terminate the Non-Executive Plan without stockholder approval, but no amendment or termination of the Non-Executive Plan or any award agreement may adversely affect any award previously granted under the Non-Executive Plan without the written consent of the participant. We will seek stockholder approval for any amendment to the Non-Executive Plan as required by applicable law, Nasdaq listing standards or such rules or regulations to which it is otherwise subject.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transaction with Related Persons

Since the beginning of fiscal year 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or such person’s immediate family members had or will have a direct or indirect material interest.

Policy Regarding Transactions with Related Persons

We have no policy with respect to entering into transactions with members of management or affiliated companies. The practice of our Board of Directors has been to have the disinterested members of the Board of Directors review and vote on any non-arm’s length transaction.

Director Independence

Each of the directors, except Mr. Johnson, is independent under current rules of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee has appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

The following table shows the fees incurred by us for the audit and other services provided by Ernst & Young LLP for fiscal years 2006 and 2005.

	2006	2005
	(In thousands)

Audit Fees(1):
Core audit fees	$2,519	$1,136
Audit fees related to restatement and independent stock option investigation	3,944	—
Tax Fees(2)	44	243
All other Fees(3)	0	30

Total	$6,507	$1,409

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. We have incurred total audit fees for fiscal 2006 of $6.5 million, of which approximately $2.5 million was for our core audit fees and approximately $3.9 million was related to the audit of our restated financial statements and the review of the independent investigation into our historical stock option practices. Fiscal 2006 Audit fees paid or accrued as of December 31, 2006 were approximately $2.6 million. We had no Audit-Related fees for fiscal 2006 or 2005.

(2)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(3)	All other fees consisted primarily of special consultations.

The Audit Committee has the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and the associated fees. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular services or category of services and is subject to a budget. Our independent registered public accounting firm and our senior management are required to periodically report to the Audit Committee regarding the extent of the services provided by our independent registered public accounting firm in accordance with a pre-approval, and the fees for the services performed to date. The Audit Committee Chairman may also pre-approve particular services on a case-by-case basis.

All services provided by Ernst & Young LLP during the fiscal year ended December 31, 2006 were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

See Item 8, “Financial Statements and Supplementary Data — Schedule II-Valuation and Qualifying Accounts.” Other schedules are omitted either because they are not applicable or because the information is included in the Financial Statements or the Notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.)
10.1	1996 Stock Plan.*(1)
10.2	Form of Stock Option Agreement under registrant’s 1996 Stock Plan.*(1)
10.3	1999 Employee Stock Purchase Plan, as amended.*
10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*
10.5	Form of Indemnification Agreement. (2)
10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (3)
10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (3)
10.8	2000 Non-Executive Stock Option Plan.*(4)
10.9	Form of Stock Option Agreement under registrant’s 2000 Non-Executive Stock Option Plan.*(4)
10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (5)
10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (6)
10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (7)
10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)
10.14	2006 Stock Incentive Plan.*(8)
10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement *(8)
10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement. *(8)
10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement. *(8)
10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement. *(8)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of Form of Restricted Stock Purchase Agreement under the 1996

Stock Plan is incorporated herein by reference to the exhibit filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(4)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(5)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(6)	Incorporated by reference from registrant’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(7)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(8)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with registrant’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc.
(Registrant)

By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax
Vice President, Finance & Administration
Chief Financial Officer
(Principal Financial Officer &
Principal Accounting Officer)

Date: June 14, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobby R. Johnson Jr. and Daniel W. Fairfax, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Amoroso Alfred J. Amoroso	Chairman of the Board of Directors	June 8, 2007

/s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr.	President and Chief Executive Officer (Principal Executive Officer)	June 8, 2007

/s/ Daniel W. Fairfax Daniel W. Fairfax	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2007

/s/ C. Nicholas Keating, Jr. C. Nicholas Keating, Jr.	Director	June 8, 2007

/s/ J. Steven Young J. Steven Young	Director	June 12, 2007

/s/ Alan L. Earhart Alan L. Earhart	Director	June 8, 2007

/s/ Celeste Volz Ford Celeste Volz Ford	Director	June 8, 2007

INDEX TO EXHIBITS

Number	Description

10.3	1999 Employee Stock Purchase Plan, as amended.
10.4	1999 Directors’ Stock Option Plan, as amended, (including related form agreements).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.