Form 10-Q
period 2007-03-31
FOUNDRY NETWORKS INC
filed 2007-06-14
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     In our 2006 Annual Report on Form 10-K, we restated the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we restated the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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
     This Quarterly Report on Form 10-Q should be read in conjunction with our 2006 Annual Report on Form 10-K, as well as any Current Reports filed on Form 8-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$233,244	$258,137
Short-term investments	477,296	434,182
Accounts receivable, net of allowances for doubtful accounts of $2,251 and $2,493 and sales returns of $2,292 and $2,910 at March 31, 2007 and December 31, 2006, respectively	89,497	73,145
Inventories	37,305	34,856
Deferred tax assets	40,579	39,455
Prepaid expenses and other assets	10,457	8,978

Total current assets	888,378	848,753
Property and equipment, net	11,422	11,103
Investments	186,605	194,114
Deferred tax assets	33,748	35,150
Other assets	6,890	6,270

Total assets	$1,127,043	$1,095,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,243	$23,011
Accrued payroll and related expenses	27,835	27,878
Income taxes payable	3,473	5,661
Other accrued expenses	13,800	15,181
Deferred support revenue	49,376	41,706

Total current liabilities	120,727	113,437
Deferred support revenue	24,375	23,858
Income taxes payable	9,896	—

Total liabilities	154,998	137,295

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:	—	—
Authorized — 5,000 shares at March 31, 2007 and December 31, 2006; None issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value:	15	15
Authorized — 300,000 shares at March 31, 2007 and December 31, 2006:
Issued and outstanding — 147,194 and 147,034 shares at March 31, 2007 and December 31, 2006, respectively
Additional paid-in capital	732,125	727,358
Accumulated other comprehensive loss	(486)	(483)
Retained earnings	240,391	231,205

Total stockholders’ equity	972,045	958,095

Total liabilities and stockholders’ equity	$1,127,043	$1,095,390

(1)	Derived from audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
		Restated (1)
Net revenue:
Product	$115,218	$96,063
Service	20,595	17,938

Total net revenue	135,813	114,001

Cost of revenue:
Product	51,137	42,494
Service	5,466	2,432

Total cost of revenue	56,603	44,926

Gross margin	79,210	69,075

Operating expenses:
Research and development	21,250	20,034
Sales and marketing	40,090	34,270
General and administrative	10,933	11,060
Other charges, net	2,533	—

Total operating expenses	74,806	65,364

Income from operations	4,404	3,711
Interest and other income, net	10,383	6,911

Income before provision for income taxes and cumulative effect of change in accounting principle	14,787	10,622
Provision for income taxes	5,696	4,659

Income before cumulative effect of change in accounting principle	9,091	5,963
Cumulative effect of change in accounting principle, net of taxes	—	439

Net income	$9,091	$6,402

Basic net income per share	$0.06	$0.04
Weighted-average shares used in computing basic net income per share	147,202	142,477
Diluted net income per share	$0.06	$0.04
Weighted-average shares used in computing diluted net income per share	153,386	149,333

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
		Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,091	$6,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,777	2,617
Stock-based compensation expense	9,474	16,405
Provision for doubtful accounts	(242)	17
Provision for sales returns	(617)	(467)
Inventory provisions	1,818	2,733
Deferred tax assets	(3,895)	(1,295)
Excess tax benefits from stock-based compensation	(2)	(3,164)
Changes in operating assets and liabilities:
Accounts receivable	(15,492)	(5,407)
Inventories	(4,180)	(6,276)
Prepaid expenses and other assets	(2,688)	(748)
Accounts payable	3,231	1,085
Accrued payroll and related expenses	(1,165)	(6,237)
Income taxes payable	8,891	1,219
Other accrued expenses	(1,381)	4,076
Deferred support revenue	8,187	8,495

Net cash provided by operating activities	13,807	19,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(12,050)	(19,050)
Purchases of held-to-maturity investments	(169,389)	(159,441)
Proceeds from sales of available-for-sale investments	29,675	17,050
Proceeds from maturities of held-to-maturity investments	116,160	38,070
Purchases of property and equipment, net	(2,508)	(2,456)

Net cash used in investing activities	(38,112)	(125,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	2	3,164
Repurchase of common stock	(834)	—
Proceeds from issuances of common stock	247	23,165

Net cash provided by (used in) financing activities	(585)	26,329

Decrease in cash and cash equivalents	(24,890)	(80,043)
Effect of exchange rate changes on cash	(3)	(82)
Cash and cash equivalents, beginning of period	258,137	291,511

Cash and cash equivalents, end of period	$233,244	$211,386

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$722	$4,740

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three months ended March 31, 2007 and 2006 is unaudited)
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
     Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Foundry and its wholly-owned subsidiaries (collectively “Foundry,” “us” or “we”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Foundry Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) filed with the SEC.
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three ended March 31, 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2007.
     Principles of Consolidation
     Our condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the March 31, 2007 presentation.
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
     Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and purchases under our 1999 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which provides supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R.

     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Upon adoption of SFAS 123R on January 1, 2006, we adjusted retained earnings by approximately $439,000. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents our estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to December 31, 2006 are forfeited.
     Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $9.6 million and $16.8 million, respectively. Stock-based compensation relates to the following categories by period:

	Three Months Ended March 31,
	2007	2006
		Restated (1)
Cost of revenue — Product	$315	$569
Cost of revenue — Service	449	476
Research and development	3,338	5,910
Sales and marketing	3,695	7,634
General and administrative	1,825	2,255

Total	$9,622	$16,844

(1)	See Note 2, “Restatement of Condensed Consolited Financial Statements.”
     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, approximately $2,000 and $3.2 million of excess tax benefits for the three months ended March 31, 2007 and 2006, respectively, have been classified as a financing cash inflow.
     Valuation of Stock-Based Compensation
     The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect our best estimates, but involve uncertainties based on market conditions generally outside of our control.
     The fair value of stock option grants and employee stock purchases for the three months ended March 31, 2007, were estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.7%	4.9%	4.4%	3.1%
Expected term (in years)	3.5 years	1.3 years	3.4 years	1.6 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	39%	43%	49%	60%
Estimated annual forfeitures	11%	11%	11%	11%
Weighted-average fair value	$4.91	$3.67	$6.07	$4.84
     Expected Term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, our volatility assumption for the three months ended March 31, 2007 and 2006 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of our stock and the implied volatility of traded options on our stock having a life of more than six months. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
     Expected Dividend. We have never paid cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future.
     Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
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
     Cash equivalents and investments consist of the following (in thousands):

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$112,162	$—	$—	$112,162
Government-sponsored enterprise securities	98,309	21	(356)	97,974
Available-for-sale:
Auction rate municipal bonds	75,150	—	—	75,150
Held-to-maturity:
Municipal bonds	50,339	11	(32)	50,318
Government-sponsored enterprise securities	546,402	21	(309)	546,114

	$882,362	$53	$(697)	$881,718

Cash equivalents	$218,461	$17	$(19)	$218,459
Short-term investments	477,296	15	(601)	476,710
Long-term investments	186,605	21	(77)	186,549

	$882,362	$53	$(697)	$881,718

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$89,299	$—	$—	$89,299
Government-sponsored enterprise securities	104,425	32	—	104,457
Available-for-sale:
Auction rate municipal bonds	92,774	—	—	92,774
Held-to-maturity:
Municipal bonds	46,377	13	(29)	46,361
Government-sponsored enterprise securities	500,092	8	(1,145)	498,955

	$832,967	$53	$(1,174)	$831,846

Cash equivalents	$204,671	$32	$(6)	$204,697
Short-term investments	434,182	2	(860)	433,324
Long-term investments	194,114	19	(308)	193,825

	$832,967	$53	$(1,174)	$831,846

     Municipal bonds. Unrealized losses as of March 31, 2007 on our investments in municipal bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA.
     Government-sponsored enterprise securities (“GSEs”). Unrealized losses as of March 31, 2007 on our investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our GSEs have a credit rating of AAA.
     In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to our held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$38,108	$(31)	$1,355	$(1)	$39,463	$(32)
Government-sponsored enterprise securities	235,445	(257)	155,591	(408)	391,036	(665)

	$273,553	$(288)	$156,946	$(409)	$430,499	$(697)

     Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
     Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,2007	December 31,2006
Purchased parts	$5,654	$5,758
Work-in-process	15,805	13,193
Finished goods	15,846	15,905

	$37,305	$34,856

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
     Concentrations
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of March 31, 2007 and December 31, 2006, ten customers accounted for approximately 37% and 30%, respectively, of our net outstanding trade receivables.
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

	Three Months Ended March 31,
	2007	2006
Americas	67%	58%
EMEA	15%	19%
Asia Pacific	10%	8%
Japan	8%	15%
     Sales to the United States government accounted for approximately 19% of our total net revenue in the three months ended March 31, 2007 and 2006.
     No other individual customer accounted for more than 10% of our net product revenue for the three months ended March 31, 2007.
     Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 14.6 million and 11.5 million anti-dilutive common stock equivalents for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
		Restated (1)
Net income	$9,091	$6,402

Basic:
Weighted-average shares outstanding	147,202	142,477

Basic EPS	$0.06	$0.04

Diluted:
Weighted-average shares outstanding	147,202	142,477
Add: Weighted-average dilutive potential shares	6,184	6,856

Weighted-average shares used in computing diluted EPS	153,386	149,333

Diluted EPS	$0.06	$0.04

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Stockholders’ Equity
     Stock-Based Compensation Plans. We have adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of March 31, 2007, we had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”); the 1999 Directors’ Stock Option Plan; and the 2000 Non-Executive Stock Option Plan.
     On June 16, 2006, stockholders approved the adoption of the 2006 Stock Plan replacing the 1996 Stock Plan. As of June 16, 2006, no further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to our employees, consultants and non-employee directors. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009. The 2006 Stock Plan is not an “evergreen” plan. The number of shares of our common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as a restricted stock or restricted stock unit. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as time-vesting conditions.
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
     A summary of our stock option activity for all stock option plans for the three months ended March 31, 2007 is set forth in the following table (which excludes restricted stock awards):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2006	31,749,912	$14.40
Granted	423,500	$14.25
Exercised	—	$—
Forfeited/expired	(173,880)	$12.69

Balance, March 31, 2007	31,999,532	$14.41	5.12	$81,654

Vested and expected to vest at March 31, 2007	31,067,304	$14.45	5.14	$80,741

Exercisable at March 31, 2007	23,595,589	$14.82	5.27	$73,606

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2007 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007.
     As of March 31, 2007, there was $48.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     Stock Award Activity. Our Board of Directors approved the issuance of 318,750 shares of restricted stock with a fair value of $15.03 per share during the first quarter of 2006. No restricted stock grants were issued during the first quarter of 2007.
     A summary of our restricted stock award activity and related information for the three months ended March 31, 2007 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2006	628	$14.58
Granted	—	$—
Vested	(159)	$15.03
Forfeited	(8)	$14.21

Balance, March 31, 2007	461	$14.43

     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan ( the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the three months ended March 31, 2006, we issued an aggregate of 581,792, shares under the ESPP at an average per share price of $8.67. We issued no shares under the ESPP during the three months ended March 31, 2007. A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of March 31, 2007.

     As a result of our failure to timely file our periodic reports since the second quarter of 2006, we have suspended our employee payroll withholdings for the purchase of our common stock under the ESPP (and returned all employee contributions) from August 2006 through the filing of all our required regulatory reports. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007 our Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in our ESPP at the time it was suspended. The amount of the bonus paid was set by our Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP—as if acquired by the participant under the terms of the ESPP—and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, our suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. As a result, we recorded additional stock-based compensation expense in fourth fiscal quarter of 2006 in the amount of $0.3 million.
     Guarantees and Product Warranties
     FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to our product warranty liability and indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for our products contained in agreements with our resellers and end-users.
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
     Changes in product warranty liability for the three months ended March 31, 2007 were as follows (in thousands):

Balance, December 31, 2006	$1,546
Liabilities accrued for warranties issued during the period	387
Warranty claims settled during the period	(287)

Balance, March 31, 2007	$1,646

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in our condensed consolidated financial statements as of March 31, 2007 or December 31, 2006 related to these indemnifications.
     Deferred Support Revenue
     We offer our customers renewable support arrangements that generally range from one to five years. However, the majority of our support contracts have one year terms. The change in our deferred support revenue balance was as follows for the three months ended March 31, 2007 (in thousands):

Deferred support revenue at December 31, 2006	$65,564
New support arrangements	28,392
Recognition of support revenue	(20,205)

Ending balance at March 31, 2007	$73,751

     Retained Earnings
     The following table summarizes the activity in our retained earnings account (in thousands):

Balance at December 31, 2006	$231,205
Cumulative effect of adoption of FIN 48	778
Cumulative effect of adoption of EITF 06-2	(683)
Net income	9,091

Balance at March 31, 2007	$240,391

     Income Taxes
     We adopted Financial FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48.
     Recent Accounting Pronouncements
     In the first quarter of 2007, we adopted EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million, additional deferred tax assets of $439,000, and a reduction to retained earnings of $683,000 in the first quarter of 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect if any of implementing this standard.
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Restatement of Previously Issued Financial Statements
     In our 2006 Form 10-K, we restated our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004, as a result of an independent stock option investigation commenced by the Special Committee of the Audit Committee of the Board of Directors (the “Special Committee”). In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $102.5 million recorded in fiscal years 1999 to 2005. In addition, we restated the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim period ended March 31, 2006. Costs associated with the investigation are included in other charges, net.
     In this Form 10-Q, we are restating our condensed consolidated statement of income and the related condensed consolidated statement of cash flows for the three months ended March 31, 2006, as a result of an independent stock option investigation commenced by the Special Committee.
     The following table presents the effects of the stock-based compensation and related tax adjustments made to our previously reported condensed consolidated statement of income (in millions, except share and per share amounts):

	Three Months Ended March 31, 2006
	As Reported	Adjustments	As Restated
Net revenue	$114.0	$—	$114.0
Cost of revenue	44.5	0.4	44.9

Gross margin	69.5	(0.4)	69.1

Operating expenses:
Research and development	17.1	2.9	20.0
Sales and marketing	30.8	3.5	34.3
General and administrative	10.7	0.4	11.1
Other charges, net	—	—	—

Total operating expenses	58.6	6.8	65.4

Income from operations	10.9	(7.2)	3.7
Interest and other income, net	6.9	—	6.9

Income before provision for income taxes and cumulative effect of change in accounting principle	17.8	(7.2)	10.6
Provision for income taxes	6.9	(2.3)	4.6

Income before cumulative effect of change in accounting principle	10.9	(4.9)	6.0
Cumulative effect of change in accounting principle, net of taxes	—	0.4	0.4

Net income	$10.9	$(4.5)	$6.4

Basic net income per share	$0.08		$0.04
Diluted net income per share	$0.07		$0.04

Shares used in computing earnings per share (in thousands):
Basic	142,477		142,477
Diluted	149,208		149,333

     The following table presents the effects of the stock-based compensation and related tax adjustments upon our previously reported condensed consolidated statement of cash flows (in millions):

	Three months ended March 31, 2006
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.9	$(4.5)	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2.6	—	2.6
Stock-based compensation expense	9.6	6.8	16.4
Provision for doubtful accounts	—	—	—
Provision for sales returns	(0.4)	—	(0.4)
Inventory provisions	2.7	—	2.7
Deferred tax assets	(2.7)	1.4	(1.3)
Excess tax benefits from stock-based compensation	(4.2)	1.0	(3.2)
Changes in operating assets and liabilities:
Accounts receivable	(5.4)	—	(5.4)
Inventories	(6.3)	—	(6.3)
Prepaid expenses and other assets	(0.7)	—	(0.7)
Accounts payable	1.1	—	1.1
Accrued payroll and related expenses	(6.3)	—	(6.3)
Income taxes payable	4.9	(3.7)	1.2
Other accrued expenses	4.1	—	4.1
Deferred support revenue	8.5	—	8.5

Net cash provided by operating activities	18.4	1.0	19.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(19.1)	—	(19.1)
Purchases of held-to-maturity investments	(159.5)	—	(159.5)
Proceeds from sales of available-for-sale investments	17.1	—	17.1
Proceeds from maturities of held-to-maturity investments	38.1	—	38.1
Purchases of property and equipment, net	(2.4)	—	(2.4)

Net cash used in investing activities	(125.8)	—	(125.8)

CASH FLOWS FROM FINANCING ACTIVITIES:

Excess tax benefits from stock-based compensation	4.2	(1.0)	3.2
Proceeds from issuances of common stock	23.2	—	23.2

Net cash provided by financing activities	27.4	(1.0)	26.4

Decrease in cash and cash equivalents	(80.0)	—	(80.0)
Effect of exchange rate changes on cash	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	291.5	—	291.5

Cash and cash equivalents, end of period	$211.4	$—	$211.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$4.7	$—	$4.7

3. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three months ended March 31, 2007 and 2006 were insignificant and consisted entirely of foreign currency translation adjustments.

4. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of March 31, 2007, we had approximately $ 61.7 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.
     Settlement and Patent License Agreements
     On February 1, 2007, we entered into a settlement agreement with Alcatel—Lucent that resulted in a dismissal of all litigation pending between us, a mutual release, a cross-license, and a covenant not to sue extending into the future. On May 31, 2006, we entered into a settlement agreement with Lucent Technologies, Inc. (“Lucent”) that resulted in a dismissal of all litigation pending between us, a mutual release, a cross-license, and a covenant not to sue extending into the future.
     As part of the May 2006 and February 2007 settlement agreements described above, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in Other charges, net in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At March 31, 2007, the remaining value of the settlement agreements was $2.6 million and is included in other assets in the accompanying condensed consolidated balance sheet.
     We also agreed to provide credits in the sum of $2.0 million against future purchases of Foundry products and services at the rate of 25% of the invoice price until the $2.0 million of credits are exhausted. For the three months ended March 31, 2007, we have recorded a reduction of our total net revenue in the accompanying condensed consolidated statement of income of $902,000 as a result of these credits. As of March 31, 2007 and December 31, 2006 we recorded a reduction in our deferred support revenue of $308,000 and $325,000, respectively, in the accompanying condensed consolidated balance sheets for the credits related to service contracts. The $308,000 represents a reduction in future revenue for unrecognized support revenue. The credits are exhausted as of March 31, 2007.
     Litigation
     Intellectual Property Proceedings. On May 27, 2003, Lucent Technologies Inc. (“Lucent”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringe four of Lucent’s patents and seeking injunctive relief, as well as unspecified damages. On February 6, 2004, we filed a lawsuit against Lucent in the United States District Court for the Eastern District of Texas, Marshall Division. The lawsuit alleged that certain of Lucent’s products infringed one of our patents. On May 31, 2006, before either case went to trial, Foundry and Lucent entered into a settlement agreement that resulted in a dismissal of all litigation pending between them, a mutual release, a cross-license, and a covenant not to sue extending into the future.
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
     Securities Litigation. We remain a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the District Court) on behalf of purchasers of our common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased our common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of our officers (Foundry Defendants), including our Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for our initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
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
     In 2004, we accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. The settlement requires approval by the court. In September 2005, the District Court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the District Court following notice to class members and an opportunity for them and others affected by the settlement to object. On April 24, 2006 the District Court conducted a fairness hearing on the settlement and heard arguments from both the plaintiffs and issuers in favor of the settlement as well as from both the underwriter defendants and three individual objectors against the settlement. While the court was considering the final approval, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). Thereafter, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no assurance that the settlement may be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and then approved, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
     In August and September 2006, purported Foundry shareholders filed two putative derivative actions against certain of our current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. The actions were captioned Watkins v. Johnson, et al. (Case No. 1-06-CV 068878) and

Rosenbaum v. Johnson, et al. (Case No. 1-06 CV 071651). On December 27, 2006, pursuant to a Court Order, both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 106CV071651 (the “Consolidated Action”). On February 5, 2007, Plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by us were improperly backdated and that such alleged backdating resulted in alleged violations of the Generally Accepted Accounting Principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, we filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay.
     On March 9, 2007, a purported Foundry shareholder served our registered agent for service of process with a putative derivative action against certain of our current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice.
     In September and October 2006, purported Foundry shareholders filed four putative derivative actions against certain of our current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006 the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division) Case No. 5:06-CV-05598-RMW). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al. was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by us were improperly backdated and that such alleged backdating resulted in alleged violations of Generally Accepted Accounting Principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007 Foundry filed a motion to dismiss the consolidated derivative complaint. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss.
     SEC Information Inquiry. The SEC has initiated an informal inquiry into our historical stock option granting practices. At the SEC’s request, we voluntarily produced certain documents to the SEC in this matter. We currently are cooperating with the SEC and expect to continue to do so.
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
     On May 21, 2007, we submitted a request to the Board of Directors of The Nasdaq Stock Market, Inc. (the “ Nasdaq Board”) that it call for review the Listing Council’s May 19, 2007 decision and stay proceedings pending the Nasdaq Board’s review. On June 4, 2007, we received a letter from The Nasdaq Stock Market informing us that the Nasdaq Board has called for review the Listing Council’s May 19, 2007 decision and has stayed the Listing Council’s decision to suspend our securities from trading, pending consideration by the Nasdaq Board in July 2007.
     We have filed this report with the SEC in an effort to resume our timely reporting and to meet the Nasdaq continued listing requirements, in order to maintain its listing eligibility on The Nasdaq Global Select Market.
     General. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. From time to time, third parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. In addition, from time to time, we receive notification from customers claiming that they are entitled to indemnification or other obligations from us related to infringement claims made against them by third parties. Regardless of the merits of our position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2007, we have not recorded any such liabilities in accordance with SFAS 5. We believe we have valid defenses with respect to the legal matters pending against us. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Any unfavorable determination could have a material adverse effect on our financial position, results of operations, or cash flows.
5. INCOME TAXES
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2007 and 2006 were 39% and 44%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate for the first quarter of 2007 was primarily due to the decreased impact of stock-based compensation and extension of the federal research and development credit.
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
     Management believes we will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $74.3 million as of March 31, 2007, although there can be no assurance that it will be able to do so. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $30.3 million at March 31, 2007. A portion or all of our deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical APIC pool under SFAS 123R to decrease additional paid-in capital.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we have recorded an increase to retained earnings of $0.8 million as of January 1, 2007. In addition, we recorded a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million. As part of the FIN 48 adoption, we reclassified $9.4 million from current taxes payable to non-current taxes payable.
     As of the adoption date, we had gross tax affected unrecognized tax benefits of $14.1 million, of which $6.0 million, if recognized, would affect the effective tax rate.
     We conduct business globally and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, but quantification of an estimated range cannot be made at this time.
     In general, we are no longer subject to U.S. federal income tax examinations for years before 2002 and state and local income tax examinations for years before 2000.
     As of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $1.8 million. We recognize interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48.
     During the first quarter of 2007, there was no material change to the unrecognized tax benefits recorded under FIN 48.

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
     Restatement of Previously-Issued Financial Statements
     The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements in this Form 10-Q.
     In this Form 10-Q, we are restating our condensed consolidated statements of income and our related condensed consolidated statement of cash flows for the three months ended March 31, 2006, as a result of an independent stock option investigation conducted by a Special Committee of the Audit Committee of our Board of Directors (“Special Committee”). In our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), we restated our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $102.5 million during the fiscal years 1999 to 2005. In addition, we restated our unaudited quarterly financial information for all interim periods of fiscal 2005 and the interim period ended March 31, 2006. The 2006 Form 10-K also reflect the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004 2003 and 2002.
     Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us prior to September 22, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to September 22, 2006 should not be relied upon and are superseded in their entirety by our 2006 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed on or after September 22, 2006.
     This Quarterly Report on Form 10-Q should be read in conjunction with our 2006 Form 10-K, as well as any Current Reports filed on Form 8-K.
     In the second quarter of fiscal 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. In addition, we expect to regain compliance with the listing standards of the Nasdaq Stock Market.
     We intend to conduct a tender offer to amend certain options granted under the Foundry Networks, Inc. Amended 1996 Stock Plan and the Foundry Networks, Inc. 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada will have the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A or Canadian tax laws and regulations. In exchange for increasing the exercise price of these options, we will commit to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, we expect to amend up to 2.7 million options to purchase shares of our common stock and we expect to make aggregate cash payments of $4.3 million to offer participants. We expect to record approximately $1.7 million in operating expenses in future periods in relation to these items and other tax related items.
     Our employees exercised certain stock option grants in 2006 for which we have revised the measurement dates following our stock option investigation. When the revised measurement dates resulted in grant date fair market values in excess of the grant exercise prices, the Internal Revenue Service and the State of California have determined that the grantee has incurred a tax obligation, under Section 409A of the Internal Revenue Code and respective state statutes. On February 9, 2007, the Board of Directors authorized us to assume these Section 409A and applicable state tax obligations on behalf of our employees and we have elected to participate in Internal Revenue Service and State of California sponsored programs designed to facilitate company payments of these taxes for our non-executive employees. In addition, our Board of Directors has approved the reimbursement of Section 409A tax our executives have incurred on their 2006 stock option exercises. The taxes we have assumed for both our executive and non-executive employees plus an amount to compensate these employees for the gross-up or income effect of our payments has been recorded as bonus compensation in the amount of $3.1 million in the first quarter of 2007.
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our accounting policy for income taxes as described below.
     Income Taxes
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48.
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of March 31, 2007 and December 31, 2006 were $74.3 million and $74.6 million, respectively.
     In accordance with Statement of Financial Accounting Standards 123R (“SFAS 123R”), we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $30.3 million at March 31, 2007. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if we do not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.
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

     Net revenue information is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$115,218	85%	$96,063	84%	$19,155	20%
Service	20,595	15%	17,938	16%	2,657	15%

Total net revenue	$135,813	100%	$114,001	100%	$21,812	19%

Net product revenue:
Chassis	86,414	75%	68,205	71%	18,209	27%
Stackable	28,804	25%	27,858	29%	946	3%

Total net product revenue	$115,218	100%	$96,063	100%	$19,155	20%

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

	Three Months Ended March 31,
	2007	2006
Americas	67%	58%
EMEA	15%	19%
Asia Pacific	10%	8%
Japan	8%	15%
     Net product revenue increased 20% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a general increase in spending on network infrastructure in both the enterprise and service provider markets combined with increased customer acceptance of our new switching and routing product families and expansion of our sales force from 314 sales personnel in the first quarter of 2006 to 378 in the first quarter of 2007. Net product revenue from our chassis-based products improved significantly due to customer acceptance of our new RX, SuperX and XMR/MLX platforms introduced in 2005 and early 2006 for the enterprise and service provider markets. Revenue for the RX, SuperX and XMR/MLX platforms, along with the associated accessories, increased by $29.9 million in the first quarter of 2007 as compared to the first quarter of 2006. The increase was offset by an $11.0 million decrease in revenue for our older “JetCore” based FastIron and BigIron platforms for the first quarter of 2007 as compared to the first quarter of 2006. Sales to the United States government accounted for approximately 19% of total net revenue for the first quarter of 2007 and 2006, but grew approximately 13% in absolute dollars.
     Our average selling prices increased by 3% for the first quarter of 2007 as compared to the first quarter of 2006. These changes were driven primarily by a significant shift from less expensive stackable based platforms to more expensive chassis based platforms together with a modest shift from less expensive Gigabit Ethernet line cards to more expensive 10 GbE cards during the course of 2006 and into the first quarter of 2007. Although we expect a modest revenue decline in our United States federal business, we expect our overall product revenue to increase modestly in the second quarter of 2007 due to increased customer acceptance of our recently introduced products and our larger sales force.
     No individual customer accounted for more than 10% of our net product revenue for the three months ended March 31, 2007 or 2006.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with either one or five year terms, most service contracts are purchased with a one year term. The 15% increase in service revenue in the first quarter of 2007 as compared to the first quarter of 2006, was due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. We added 1,271 new customers from March 31, 2006 to March 31, 2007. While we expect that our service revenue will continue to grow through the second quarter of 2007 as our base of installed products continues to grow, we expect over time to experience some variability in our service revenue trend due to the timing, mix, and amount of product sales, and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.

     Gross Margins
     The following table presents gross margins and the related gross margin percentages (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
		Gross		Gross
	$	Margin %	$	Margin %
			Restated (1)
Gross margins:
Product	$64,081	56%	$53,569	56%
Service	15,129	73%	15,506	86%

Total gross margins	$79,210	58%	$69,075	61%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. Our product gross margin in the first quarter of 2007 of 56% remained consistent with the first quarter of 2006. But in terms of absolute dollars, the gross margin increase of $10.1 million was primarily due to an increase in product revenue as overall price erosion was offset by the ability to amortize our production overhead costs over a larger revenue base.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. The decrease in service gross margin percentage was due to the expansion of our customer support infrastructure to support a larger and more diverse customer base. As we support a larger installed base of multi-national enterprise and service provider customers, it has become necessary to make a further investment in our international support infrastructure, logistics capabilities and inventory. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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
     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change
			Restated (1)
Research and development	$21,250	16%	$20,034	18%	6%
Sales and marketing	40,090	30%	34,270	30%	17%
General and administrative	10,933	8%	11,060	10%	(1%)
Other charges, net	2,533	2%	—	0%	n/a

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Research and Development expenses consist primarily of salaries and related personnel expenses, prototype materials, consulting and testing costs, and depreciation of equipment used in research and development activities. Payroll expense increased by $2.3 million during the first quarter of 2007 as compared to the first quarter of 2006. The increase was due primarily to an increase in personnel costs, principally bonus expenses and to a lesser extent an increase in head count. Our 1999 Employee Stock Purchase Plan (“ESPP”) was suspended as a result of the stock option investigation. During the first quarter we recorded one-time bonuses of $3.4 million, of which $1.6 million related to the suspension of our ESPP and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. Headcount increased from 202 at March 31, 2006 to 224 at March 31, 2007. The increase in personnel costs was partially offset by a decrease in prototype material spending of $1.1 million for the first quarter of 2007 as compared to the first quarter of 2006. The decrease in prototype material was due to the introduction of the RX, XMR/MLX in late 2005 and early 2006. We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace and, excluding the charges for the one-time bonuses, we expect our spending on research and development will continue at approximately the same level as a percentage of net revenue for the remainder of 2007.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses for the first quarter of 2007 increased $5.8 million as compared to the same period of 2006. Sales and marketing payroll costs increased by $8.6 million for the first quarter of 2007 as compared to the first quarter of 2006. The payroll expenses increased as a result of the increase in our sales and marketing headcount from 385 employees at March 31, 2006 to 440 at March 31, 2007. During the first quarter we recorded one-time bonuses of $3.2 million, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. The increased personnel costs were partially offset by a $4.1 million decrease in stock-based compensation expense. In the first quarter of 2006, stock options granted in our 2002 stock option exchange program became fully vested. Sales-related non-payroll costs increased $0.8 million due to increased amortization of evaluation inventories. We expect that sales and marketing expenses, excluding the charges for one-time bonuses, a will continue to grow in absolute dollars, but decrease slightly as a percentage of net revenue, through the remainder of 2007.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses for the first quarter of 2007 decreased by $0.1 million as compared to the same period of 2006. Legal costs not related to our stock option investigation decreased by $0.6 million for the first quarter of 2007 as compared to the same period of 2006. Building rents decreased by $0.6 million due to manufacturing taking over the full occupancy of our San Jose, California office and its related expenses. During the first quarter we recorded one-time bonuses of $0.7 million, of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. We expect general and administrative expenses, excluding the charges for one-time bonuses, to remain relatively the same as a percentage of net revenue through the remainder of 2007.
     Other charges of $2.5 million consist of expenses related to the special investigation.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $10.4 million and $6.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $107.5 million, or 14%, from March 31, 2006 to March 31, 2007.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2007 and 2006 were 39% and 44%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rate for the first quarter of 2007 was primarily due to the decreased impact of stock-based compensation and extension of the federal research and development credit.
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
     Subsequent to the adoption of FIN 48 as of January 1, 2007, there was no material change to the unrecognized tax benefits during the quarter ended March 31, 2007.
     Liquidity and Capital Resources
     Cash and investments increased $10.7 million from December 31, 2006 to March 31, 2007 primarily due to cash generated from operations of $13.8 million. Cash provided by operating activities was primarily attributable to net income of $9.1 million, plus adjustments for non-cash charges, including $9.5 million of stock-based compensation expense, $1.8 million of inventory provisions and $2.8 million of depreciation and amortization, partially offset by a net increase in operating assets and liabilities of $4.6 million and an increase in deferred tax assets of $3.9 million.
     Inventories were $37.3 million and $34.9 million as of March 31, 2007 and December 31, 2006, respectively. During the first quarter of 2007, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 6.2 and 6.6 as of March 31, 2007 and December 31, 2006, respectively.
     Accounts receivable, net of allowances, increased $16.4 million during the first quarter of 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date was 59 days and 50 days for the quarters ended of March 31, 2007 and December 31, 2006, respectively.
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
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$14,179	$6,506	$6,407	$1,266	$—
Purchase commitments with contract manufacturers	61,713	61,713	—	—	—

Total contractual cash obligations	$75,892	$68,219	$6,407	$1,266	$—

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
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2007 or December 31, 2006 related to these indemnifications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     Limitations on Effectiveness of Controls. Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting. The system contains monitoring mechanisms, and actions deemed appropriate by management are taken to address deficiencies. The Audit Committee, which is composed entirely of directors who are not our officers or employees, provides oversight to the financial reporting process. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of human error and the circumvention or overriding of controls — and therefore can only provide reasonable assurance that financial statements are free of material errors. Further, because of changes in conditions, the effectiveness of the system of internal controls may vary over time and no projections can be made to future periods.
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended March 31, 2007 that have materially affected our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 4, “Commitments and Contingencies — Litigations” to Condensed Consolidated Financial Statements which is incorporated herein by reference.
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

     Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Note 4, “Commitments and Contingencies — Litigations,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney’s Office for the Northern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney’s Office for the Northern District of California, and expect to continue to do so.
We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a material adverse effect on us and our stockholders.
     Due to the Special Committee investigation and resulting restatements, we could not timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Quarterly Report, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006, we believe we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. If, however, Nasdaq does not concur that we are in compliance with the applicable listing requirements, our common stock may be delisted from the Nasdaq Global Select Market and it would be uncertain when, if ever, our common stock would be relisted. If a delisting did happen, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell off our shares, which could have a further adverse effect on the price of our stock.
The process of restating our financial statements, the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
     We have worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. Nevertheless the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing and other filings. In addition to the cost and time to amend financial reports, such amendments may have a material adverse affect on investors and common stock price and could result in a delisting of our common stock from The Nasdaq Global Select Stock Market.

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
     We also compete with other companies, such as Extreme Networks, Juniper Networks, F5 Networks, Inc., Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Alcatel•Lucent. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors.
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
     Sales to our ten largest customers accounted for 29% and 36% of net product revenue for the three months ended March 31, 2007 and 2006, respectively. The loss of continued orders from any of our more significant customers, such as the U.S. government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 19% and 19% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
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
     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 4, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
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
     In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2005. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of March 31, 2007, because management determined that as of March 31, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
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

Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan, as amended.*(3)

10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*(3)

10.5	Form of Indemnification Agreement. (2)

10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.8	2000 Non-Executive Stock Option Plan.*(5)

10.9	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)

10.14	2006 Stock Incentive Plan.*(9)

Number	Description
10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement *(9)

10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement. *(9)

10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement. *(9)

10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement. *(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 15, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(9)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with the Company’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 14, 2007

Exhibit Index

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.).

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.).

10.1	1996 Stock Plan.*(1)

10.2	Form of Stock Option Agreement under the registrant’s 1996 Stock Plan.*(1)

10.3	1999 Employee Stock Purchase Plan, as amended.*(3)

10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*(3)

10.5	Form of Indemnification Agreement. (2)

10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division. (4)

10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd. (4)

10.8	2000 Non-Executive Stock Option Plan.*(5)

10.9	Form of Stock Option Agreement under the registrant’s 2000 Non-Executive Stock Option Plan.*(5)

10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002. (6)

10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince. (7)

10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054. (8)

10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan. *(1)

10.14	2006 Stock Incentive Plan.*(9)

10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement *(9)

Number	Description
10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement. *(9)

10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement. *(9)

10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement. *(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to the Company’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(5)	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(6)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 15, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(9)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with the Company’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).