Form 10-Q
period 2007-06-30
FOUNDRY NETWORKS INC
filed 2007-08-09
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 148,922,041 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2007.

FOUNDRY NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$219,930	$258,137
Short-term investments	527,038	434,182
Accounts receivable, net of allowances for doubtful accounts of $2,263 and $2,493 and sales returns of $2,021 and $2,910 at June 30, 2007 and December 31, 2006, respectively	89,228	73,145
Inventories	42,306	34,856
Deferred tax assets	41,166	39,455
Prepaid expenses and other assets	14,134	8,978

Total current assets	933,802	848,753
Property and equipment, net	10,770	11,103
Investments	173,887	194,114
Deferred tax assets	34,767	35,150
Other assets	7,478	6,270

Total assets	$1,160,704	$1,095,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,672	$23,011
Accrued payroll and related expenses	29,108	27,878
Income taxes payable	—	5,661
Other accrued expenses	14,102	14,368
Deferred support revenue	50,260	41,706

Total current liabilities	120,142	112,624
Deferred support revenue	24,373	23,858
Income taxes payable	9,896	—
Other long-term liabilities	1,365	813

Total liabilities	155,776	137,295

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at June 30, 2007 and December 31, 2006; None issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at June 30, 2007 and December 31, 2006:
Issued and outstanding — 147,972 and 147,034 shares at June 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in capital	749,494	727,358
Accumulated other comprehensive loss	(604)	(483)
Retained earnings	256,023	231,205

Total stockholders’ equity	1,004,928	958,095

Total liabilities and stockholders’ equity	$1,160,704	$1,095,390

(1)	Derived from audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Product	$120,784	$89,289	$236,002	$185,352
Service	22,456	19,137	43,051	37,074

Total net revenue	143,240	108,426	279,053	222,426

Cost of revenue:
Product	51,695	40,293	102,832	82,787
Service	5,444	2,636	10,910	5,068

Total cost of revenue	57,139	42,929	113,742	87,855

Gross margin	86,101	65,497	165,311	134,571

Operating expenses:
Research and development	17,853	16,997	39,103	37,031
Sales and marketing	38,470	31,344	78,560	65,615
General and administrative	11,771	12,117	22,704	23,176
Other charges, net	3,067	5,680	5,600	5,680

Total operating expenses	71,161	66,138	145,967	131,502

Income (loss) from operations	14,940	(641)	19,344	3,069
Interest and other income, net	10,514	8,471	20,897	15,383

Income before provision for income taxes and cumulative effect of change in accounting principle	25,454	7,830	40,241	18,452
Provision for income taxes	9,822	3,421	15,518	8,081

Income before cumulative effect of change in accounting principle	15,632	4,409	24,723	10,371
Cumulative effect of change in accounting principle, net of taxes	—	—	—	439

Net income	$15,632	$4,409	$24,723	$10,810

Basic net income per share	$0.11	$0.03	$0.17	$0.08
Weighted-average shares used in computing basic net income per share	147,285	145,279	147,194	143,886
Diluted net income per share	$0.10	$0.03	$0.16	$0.07
Weighted-average shares used in computing diluted net income per share	154,034	150,968	153,668	150,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,723	$10,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,649	4,958
Stock-based compensation expense	19,255	27,317
Provision for doubtful accounts	(230)	(392)
Provision for sales returns	(888)	236
Inventory provisions	3,035	5,253
Deferred tax assets	(5,500)	(3,866)
Excess tax benefits from stock-based compensation	(934)	(4,662)
Changes in operating assets and liabilities:
Accounts receivable	(14,965)	5,682
Inventories	(10,405)	(8,614)
Prepaid expenses and other assets	(6,290)	(3,703)
Accounts payable	3,661	(2,006)
Accrued payroll and related expenses	108	(1,025)
Income taxes payable	6,641	(3,818)
Other accrued expenses	287	4,726
Deferred support revenue	9,069	5,831

Net cash provided by operating activities	33,216	36,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(21,725)	(31,150)
Purchases of held-to-maturity investments	(376,324)	(295,629)
Proceeds from sales of available-for-sale investments	37,700	25,925
Proceeds from maturities of held-to-maturity investments	287,720	187,573
Purchases of property and equipment, net	(4,093)	(5,295)

Net cash used in investing activities	(76,722)	(118,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	6,155	37,469
Repurchase of common stock	(1,669)	—
Excess tax benefits from stock-based compensation	934	4,662

Net cash provided by financing activities	5,420	42,131

Decrease in cash and cash equivalents	(38,086)	(39,718)
Effect of exchange rate changes on cash	(121)	(346)
Cash and cash equivalents, beginning of period	258,137	291,511

Cash and cash equivalents, end of period	$219,930	$251,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$18,229	$17,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and six months ended June 30, 2007 and 2006 is unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     Founded in 1996, Foundry Networks, Inc. (“Foundry” or the “Company”) designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers, and Internet traffic management products. Foundry sells its products and services worldwide through its own direct sales efforts, resellers and OEM relationships. The Company’s customers include United States government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.
     Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Foundry and its wholly-owned subsidiaries (collectively “Foundry”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Foundry Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) filed with the SEC.
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2007.
     Principles of Consolidation
     The condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated balance sheet have been reclassified to conform to the June 30, 2007 presentation.
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

     Stock-Based Compensation
     On January 1, 2006, Foundry adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and purchases under the Company’s 1999 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which provides supplemental implementation guidance for SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.
     Foundry adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Upon adoption of SFAS 123R on January 1, 2006, the Company adjusted retained earnings by approximately $439,000. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents the Company’s estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to December 31, 2006 are forfeited.
     The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met. The Company extended the expiration date of these stock options to July 13, 2007 and measured the fair value of these stock options using the Black-Scholes option valuation model. The Company recorded approximately $0.8 million in stock-based compensation expense during the three months ended June 30, 2007 related to the modification of these options.
     Stock-based compensation relates to the following categories by period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue — Product	$319	$442	$634	$1,011
Cost of revenue — Service	414	518	863	994
Research and development	3,440	3,597	6,778	9,507
Sales and marketing	3,902	4,065	7,597	11,699
General and administrative	1,818	2,289	3,643	4,545

Total	$9,893	$10,911	$19,515	$27,756

     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, approximately $0.9 million and $4.7 million of excess tax benefits for the six months ended June 30, 2007 and 2006, respectively, have been classified as a financing cash inflow.
     Valuation of Stock-Based Compensation
     Foundry has selected the Black-Scholes option-pricing model to value stock-based payments under SFAS 123R. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect Foundry’s best estimates, but involve uncertainties based on market conditions generally outside of the Company’s control.
     The fair value of stock option grants and employee stock purchases for the three and six months ended June 30, 2007, were estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Stock Option Plan		Purchase Plan		Stock Option Plan		Purchase Plan
Risk free interest rate	4.7%		5.0%		4.7%		4.9%
Expected term (in years)	4.0	years	1.5	years	3.8	years	1.3	years
Dividend yield	0%		0%		0%		0%
Volatility of common stock	41%		42%		40%		43%
Estimated annual forfeitures	11%		11%		11%		11%
Weighted-average fair value	$5.89		$3.83		$5.44		$3.67

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Stock Option Plan		Purchase Plan		Stock Option Plan		Purchase Plan
Risk free interest rate	4.9%		3.4%		4.7%		3.1%
Expected term (in years)	3.3	years	1.7	years	3.3	years	1.6	years
Dividend yield	0%		0%		0%		0%
Volatility of common stock	45%		60%		47%		60%
Estimated annual forfeitures	11%		11%		11%		11%
Weighted-average fair value	$5.12		$5.14		$5.49		$4.84
     Expected Term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions for the three and six months ended June 30, 2007 and 2006 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options on Foundry’s stock having a life of more than six months. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
     Expected Dividend. The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.
     Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Estimated Forfeitures. The Company estimates forfeitures based on an analysis of historical option forfeitures.
     Cash Equivalents and Investments
     The Company considers all investments with insignificant interest rate risk and with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities, and cash deposited in checking and money market accounts.
     Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate debt securities are classified as short-term investments and have original maturities longer than one year but interest rates that reset from seven days to two years.
     Foundry’s auction rate securities are classified as available-for-sale and are carried at fair value which approximates cost. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income (loss). There have been no unrealized gains or losses recorded to date. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
     The Company’s short-term and long-term investments are maintained and managed at three major financial institutions. Besides auction rate securities, Foundry’s investment portfolio includes only marketable securities with original maturities of less than two years and with secondary or resale markets.
     The Company monitors its investments for impairment on a quarterly basis and determines whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below its carrying value, the interval between auction periods, whether or not there have been any failed auctions, and the Company’s ability and intent to hold investments to maturity. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, the Company would reduce the investment’ carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

     Cash equivalents and investments consist of the following (in thousands):

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$80,044	$—	$—	$80,044
Government-sponsored enterprise securities	101,836	16	(4)	101,848
Available-for-sale:
Auction rate municipal bonds	76,800	—	—	76,800
Held-to-maturity:
Municipal bonds	47,592	11	(77)	47,526
Government-sponsored enterprise securities	576,533	11	(740)	575,804

	$882,805	$38	$(821)	$882,022

Cash equivalents	$181,880	$16	$(4)	$181,892
Short-term investments	527,038	22	(579)	526,481
Long-term investments	173,887	—	(238)	173,649

	$882,805	$38	$(821)	$882,022

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$89,299	$—	$—	$89,299
Government-sponsored enterprise securities	104,425	32	—	104,457
Available-for-sale:
Auction rate municipal bonds	92,774	—	—	92,774
Held-to-maturity:
Municipal bonds	46,377	13	(29)	46,361
Government-sponsored enterprise securities	500,092	8	(1,145)	498,955

	$832,967	$53	$(1,174)	$831,846

Cash equivalents	$204,671	$32	$(6)	$204,697
Short-term investments	434,182	2	(860)	433,324
Long-term investments	194,114	19	(308)	193,825

	$832,967	$53	$(1,174)	$831,846

     Municipal bonds. Unrealized losses as of June 30, 2007 on Foundry’s investments in municipal bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of Foundry’s municipal bonds have a credit rating of AAA.
     Government-sponsored enterprise securities (“GSEs”). Unrealized losses as of June 30, 2007 on Foundry’s investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of Foundry’s GSEs have a credit rating of AAA.
     In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$42,780	$(77)	$—	$—	$42,780	$(77)
Government-sponsored enterprise securities	392,977	(486)	125,742	(258)	518,719	(744)

	$435,757	$(563)	$125,742	$(258)	$561,499	$(821)

     Because the decline in the market value of Foundry’s investments is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost, which will be at maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2007.
     Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Purchased parts	$5,362	$5,758
Work-in-process	20,732	13,193
Finished goods	16,212	15,905

	$42,306	$34,856

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Foundry’s inventory purchases and commitments are made based on anticipated demand for the Company’s products, as estimated by management, and the Company’s expected service requirements. Foundry performs an assessment of its inventory each quarter, which includes a review of, among other factors, demand requirements, manufacturing lead-times, product life cycles and development plans, product pricing and quality issues. Based on this analysis, the Company estimates the amount of excess and obsolete inventory on hand and makes adjustments to record inventory at the lower of cost or estimated net realizable value. Once a specific item in inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on Foundry’s balance sheet at its new carrying value until it is sold or otherwise disposed.
     Concentrations
     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, limits the amount of credit exposure with any one issuer or fund. Additionally, the Company grants credit only to customers deemed credit worthy in the judgment of management. As of June 30, 2007 and December 31, 2006, ten customers accounted for approximately 32% and 30%, respectively, of Foundry’s net outstanding trade receivables.
     Certain components, including integrated circuits and power supplies, used in Foundry’s products are purchased from sole sources. Such components may not be readily available from other suppliers as the development period required to fabricate such components can be lengthy. The inability of a supplier to fulfill the Company’s production requirements, or the time required for Foundry to identify new suppliers if a relationship is terminated, could negatively affect the Company’s future results of operations.
     Revenue Recognition
     General. Foundry generally sells its products through its direct sales force and value-added resellers. The Company generates the majority of its revenue from sales of chassis and stackable-based networking equipment, with the remainder of its revenue primarily coming from customer support fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Foundry assesses collectibility based on the creditworthiness of the customer as determined by its credit checks and the customer’s payment history. It is Foundry’s practice to identify an end-user prior to shipment to a value-added reseller.
     When sales arrangements contain multiple elements (e.g., hardware and service), the Company applies the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting.

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
     At the time product revenue is recognized, Foundry estimates the amount of warranty costs to be incurred and records the amount as a cost of product revenue. Foundry’s standard warranty period extends one or five years from the date of sale, depending on the type of product purchased. Foundry’s estimate of the amount necessary to settle warranty claims is based primarily on its past experience. The Company also provides for estimated sales returns at the time product revenue is recognized and records that amount as a reduction to product revenue. Foundry’s sales return provision is based primarily on historical sales returns and its return policies. Foundry’s resellers generally do not have a right of return and its contracts with original equipment manufacturers only provide for rights of return in the event the Company’s products do not meet its published specifications or there is an epidemic failure, as defined in the contracts.
     Services. Service revenue consists primarily of fees for customer support services. Foundry’s suite of customer support programs provides customers access to technical assistance, unspecified software updates on a when-and-if available basis, hardware repair and replacement parts.
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
     Segment and Geographic Information
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. Foundry is organized as, and operates in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers and Internet traffic management products. Foundry’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by geographic region and configuration type. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, Foundry’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
     Foundry manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Foundry’s foreign offices conduct sales, marketing and support activities. Because some of Foundry’s customers, such as the United States government and multinational companies, span various geographic locations, the Company determines revenue by geographic region based on the billing location of the customer. Net product revenue by region as a percentage of net product revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Americas	69%	64%	68%	61%
EMEA	17%	18%	16%	19%
Asia Pacific	8%	8%	9%	8%
Japan	6%	10%	7%	12%
     Sales to the United States government accounted for approximately 11% and 13% of the Company’s total net revenue in the three months ended June 30, 2007 and 2006, respectively and 15% and 16% of the Company’s total net revenue in the six months ended June 30, 2007 and 2006, respectively.
     Other than the United States government, no individual customer accounted for more than 10% of the Company’s net product revenue for the three and six months ended June 30, 2007 and 2006.

     Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 13.3 million and 13.0 million anti-dilutive common stock equivalents for the six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income	$15,632	$4,409	$24,723	$10,810

Basic:
Weighted-average shares outstanding	147,285	145,279	147,194	143,886

Basic EPS	$0.11	$0.03	$0.17	$0.08

Diluted:
Weighted-average shares outstanding	147,285	145,279	147,194	143,886
Add: Weighted-average dilutive potential shares	6,749	5,689	6,474	6,296

Weighted-average shares used in computing diluted EPS	154,034	150,968	153,668	150,182

Diluted EPS	$0.10	$0.03	$0.16	$0.07

     Stockholders’ Equity
     Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of June 30, 2007, the Company had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”); the 1999 Directors’ Stock Option Plan; and the 2000 Non-Executive Stock Option Plan.
     On June 16, 2006, stockholders approved the adoption of the 2006 Stock Plan replacing the 1996 Stock Plan. As of June 16, 2006, no further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to Foundry’s employees, consultants and non-employee directors. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009. The 2006 Stock Plan is not an “evergreen” plan. The number of shares of Foundry’s common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as a restricted stock or restricted stock unit. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as conditions based on time.
     Under the 1996 Stock Plan, the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan, stock options generally have an exercise price equal to the fair market value of Foundry’s common stock on the date of grant. Options vest over a vesting schedule determined by the Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant for all stock-based compensation plans. Options granted after January 1, 2005 expire 5 years from the date of grant for the 2006 Stock Plan, the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan. Options granted after January 1, 2005 expire 10 years from the date of grant for the 1999 Directors’ Stock Option Plan.

     A summary of Foundry’s stock option activity for all stock option plans for the six months ended June 30, 2007 is set forth in the following table (which excludes restricted stock awards):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2006	31,749,912	$14.40
Granted	927,500	$14.94
Exercised	(740,621)	$9.73
Forfeited/expired	(303,415)	$12.65

Balance, June 30, 2007	31,633,376	$14.55	4.90	$149,218

Vested and expected to vest at June 30, 2007	30,806,979	$14.57	4.91	$146,608

Exercisable at June 30, 2007	24,815,137	$14.87	4.99	$126,548

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.
     As of June 30, 2007, there was $47.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     Stock Award Activity. Foundry’s Board of Directors approved the issuance of 37,500 and 643,750 shares of restricted stock with a fair value of $16.66 and $14.57 per share, respectively, during the six months ended June 30, 2007 and 2006.
     A summary of the Company’s restricted stock award activity and related information for the six months ended June 30, 2007 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2006	628	$14.58
Granted	37	$16.66
Vested	(310)	$14.59
Forfeited	(12)	$14.21

Balance, June 30, 2007	343	$14.82

     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan ( the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the six months ended June 30, 2006, the Company issued an aggregate of 581,792, shares under the ESPP at an average per share price of $8.67. The Company issued no shares under the ESPP during the six months ended June 30, 2007. A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of June 30, 2007.
     As a result of the Company’s failure to timely file its periodic reports with the SEC, the Company suspended its employee payroll withholdings for the purchase of its common stock under the ESPP (and returned all employee contributions) from August 2006 through July 31, 2007. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007, Foundry’s Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in the Company’s ESPP at the time it was suspended. The amount of the bonus paid was set by the Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP—as if acquired by the participant under the terms of the ESPP—and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, Foundry’s suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. As a result, the Company recorded additional stock-based compensation expense in fourth fiscal quarter of 2006 in the amount of $0.3 million.
     Extension of Stock Option Exercise Periods for Former Employees. The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). Options covering approximately 262,313 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction. The Company extended the expiration date of these stock options to July 13, 2007, the end of a 30—day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options have been reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions until the earlier of final settlement or July 13, 2007. The Company measured the fair value of these stock options using the Black-Scholes option valuation model and recorded approximately $0.8 million during the three months ended June 30, 2007 to stock-based compensation expense as a result of the modification and approximately $0.4 million to interest and other income, net as a result of the mark-to-market provision. During the three months ended June 30, 2007, 100,872 options were exercised and approximately $0.7 million was reclassified from current liabilities to equity. As of June 30, 2007, the Company had an aggregate fair value of approximately $0.6 million within current liabilities in connection with the remaining unexercised options.

     Guarantees and Product Warranties
     FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and record a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable to Foundry’s product warranty liability and indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for the Company’s products contained in agreements with its resellers and end-users.
     The Company provides customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of Foundry’s customer support programs. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. The Company periodically assesses the adequacy of its warranty accrual and adjusts the amount as considered necessary.
     Changes in product warranty liability for the six months ended June 30, 2007 were as follows (in thousands):

Balance, December 31, 2006	$1,546
Liabilities accrued for warranties issued during the period	1,422
Warranty claims settled during the period	(723)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	318

Balance, June 30, 2007	$2,563

     In the ordinary course of business, Foundry enters into contractual arrangements under which it may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in the Company’s condensed consolidated financial statements as of June 30, 2007 or December 31, 2006 related to these indemnifications.
     Deferred Support Revenue
     Foundry offers its customers renewable support arrangements that generally range from one to five years. However, the majority of Foundry’s support contracts have one year terms. The change in the Company’s deferred support revenue balance was as follows for the six months ended June 30, 2007 (in thousands):

Deferred support revenue at December 31, 2006	$65,564
New support arrangements	51,271
Recognition of support revenue	(42,202)

Ending balance at June 30, 2007	$74,633

     Retained Earnings
     The following table summarizes the activity in the Company’s retained earnings account (in thousands):

Balance at December 31, 2006	$231,205
Cumulative effect of adoption of FIN 48	778
Cumulative effect of adoption of EITF 06-2	(683)
Net income	24,723

Balance at June 30, 2007	$256,023

     Income Taxes
     Foundry adopted Financial FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with Foundry’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the Company’s adoption of FIN 48.
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
     In the first quarter of 2007, Foundry adopted EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. Foundry adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million, additional deferred tax assets of $439,000, and a reduction to retained earnings of $683,000 in the first quarter of 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.
2. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three and six months ended June 30, 2007 and 2006 were insignificant and consisted entirely of foreign currency translation adjustments.
3. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     Foundry uses contract manufacturers to assemble certain parts for its chassis and its stackable products. The Company also utilizes third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, Foundry’s agreements with some of these manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based on a rolling production forecast provided by Foundry. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts although it can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2007, Foundry had approximately $60.7 million of open purchase orders with its component suppliers and third-party manufacturers that may not be cancelable.
     Litigation
     Intellectual Property Proceedings. On June 21, 2005, Enterasys Networks, Inc. filed a lawsuit against the Company (and Extreme Networks, Inc. (“Extreme”)) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed an answer denying the allegations. On November 3, 2005, the Court severed Enterasys’ claims against Foundry and Extreme into two separate cases. Currently, the Court is scheduled to have a Markman claim construction hearing on October 15, 2007. Subsequently, the Court will set a trial date. The Company is committed to vigorously defending itself against Enterasys’ claims.

     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the Court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. No trial date has been set. The Company is committed to vigorously defending itself against Chrimar’s claims.
     Securities Litigation. Foundry remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of Foundry’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants, the Company and three of its officers (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     On February 19, 2003, the District Court ruled on all defendants’ motions to dismiss. In ruling on motions to dismiss, the District Court must treat the allegations in the complaint as if they were true solely for purposes of deciding the motions. The motion was denied as to claims under the Securities Act of 1933 in the case involving Foundry. The same ruling was made in all but ten of the other cases. The District Court dismissed the claims under Section 10(b) of the Securities Exchange Act of 1934 against Foundry and one of the individual defendants and dismissed all of the Section 20(a) “control person” claims. The District Court denied the motion to dismiss the Section 10(b) claims against Foundry’s remaining individual defendants on the basis that those defendants allegedly sold Foundry stock following the IPO. The stock sale allegations were found sufficient for pleading purposes. A similar ruling was made with respect to 62 individual defendants in the other cases.
     In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs are to dismiss and release all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims Foundry may have against the underwriters. The settlement requires approval by the District Court. In September 2005, the District Court granted preliminary approval to the terms of the settlement. The settlement must receive final approval from the District Court following notice to class members and an opportunity for them and others affected by the settlement to object. On April 24, 2006, the District Court conducted a fairness hearing on the settlement and heard arguments from both the plaintiffs and issuers in favor of the settlement as well as from both the underwriter defendants and three individual objectors against the settlement. While the District Court was considering the final approval, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). Thereafter, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no assurance that the settlement may be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and then approved, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome.
     In August and September 2006, purported Foundry shareholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. The actions were captioned Watkins v. Johnson, et al. (Case No. 1-06-CV 068878) and Rosenbaum v. Johnson, et al. (Case No. 1-06 CV 071651). On December 27, 2006, pursuant to a Court Order, both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 106CV071651 (the “Consolidated Action”). On February 5, 2007, Plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC

names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, the Company filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay.
     On March 9, 2007, a purported Foundry shareholder served its registered agent for service of process with a putative derivative action against certain of the Company’s current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. (Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice. On June 19, 2007, Plaintiff Patel filed another putative derivative action in the Court of Chancery of the State of Delaware, New Castle County, against certain of the Company’s current and former officers, directors and employees. The action is captioned Patel v. Akin, et al. (Civil Action No. 3036-VCL) and names Foundry as a nominal defendant. The complaint again generally asserts similar claims as those in the Consolidated Action relating to allegations that certain stock option grants made by Foundry were improperly backdated. The complaint asserts seven causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment, rescission and corporate waste. Pursuant to a stipulation among the parties, Foundry and the individual defendants’ response to the complaint is due on August 10, 2007.
     In September and October 2006, purported Foundry shareholders filed four putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006 the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division) Case No. 5:06-CV-05598-RMW). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al. was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. On June 25, 2007, Plaintiffs filed an opposition to Foundry’s motion to dismiss, and, on August 2, 2007, Foundry filed a reply to Plaintiffs’ opposition.
     SEC Information Inquiry. The SEC has initiated an informal inquiry into Foundry’s historical stock option granting practices. At the SEC’s request, the Company voluntarily produced certain documents to the SEC in this matter. The Company is cooperating with the SEC and expects to continue to do so.
     United States Attorney’s Office Subpoena for Production of Documents. On June 26, 2006, Foundry received a subpoena from the United States Attorney’s Office for the production of documents relating to its historical stock option granting practices. The Company has produced certain documents to the United States Attorney’s Office. The Company is cooperating with the United States Attorney’s Office and expects to continue to do so.
     The Nasdaq Stock Market Proceedings, Docket # 5181N-06. On August 14, 2006, the Company received a Nasdaq Staff Determination letter indicating that the Company was not in compliance with Nasdaq’s listing requirements due to the delayed filing of its Form 10-Q for the quarter ended June 30, 2006. Foundry received similar Additional Nasdaq Staff Determination letters with respect to its delinquent Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, and its delinquent Annual Report on Form 10-K for the year ended December 31, 2006. The Company initiated an appeal with the Nasdaq Listing Qualifications Panel (the “Panel”) and subsequently appealed the Panel’s decision to the Nasdaq Listing and Hearings Review Council (the “Listing Council”), which ultimately stayed the Panel’s initial decision to suspend Foundry’s securities from trading on The Nasdaq Global Select Market until June 13, 2007. On June 4, 2007, the Company was advised by The

Nasdaq Stock Market that the Nasdaq Board of Directors had stayed the Listing Council’s decision to suspend Foundry’s securities from trading, pending consideration by the Nasdaq Board in July 2007. On June 14, 2007, Foundry filed its Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, September 30, 2006 and March 31, 2007 and its Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC. On June 26, 2007, following receipt of a confirmatory letter from the Nasdaq Stock Market, the Company announced that it had regained compliance with all Nasdaq Marketplace Rules and, as a result, Foundry’s common stock would continue to be listed on the Nasdaq Global Select Market.
     General. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Regardless of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2007, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.
4. INCOME TAXES
     The Company’s interim effective income tax rate is based on its best estimate of its annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2007 and 2006 were 39% and 44%, respectively. The effective income tax rates for the six months ended June 30, 2007 and 2006 were 39% and 44%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rates for the first and second quarters of 2007 were primarily due to the decreased impact of stock-based compensation and extension of the federal research and development credit.
     When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. As the Company cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, the Company’s future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, the Company’s ability to estimate reasonably its future quarterly and annual effective tax rates will be adversely affected.
     Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $75.9 million as of June 30, 2007, although there can be no assurance that it will be able to do so. In accordance with SFAS 123R, the Company recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $31.9 million at June 30, 2007. A portion or all of Foundry’s deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical APIC pool under SFAS 123R to decrease additional paid-in capital.
     Foundry adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company has recorded an increase to retained earnings of $0.8 million as of January 1, 2007. In addition, the Company recorded a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million. As part of the FIN 48 adoption, the Company reclassified $9.4 million from current taxes payable to non-current taxes payable.
     As of the adoption date, Foundry had gross tax affected unrecognized tax benefits of $14.1 million, of which $6.0 million, if recognized, would affect the Company’s effective tax rate.

     Foundry conducts business globally and, as a result, the Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, but quantification of an estimated range cannot be made at this time.
     In general, Foundry is no longer subject to United States federal income tax examinations for years before 2002 and state and local income tax examinations for years before 2000.
     As of the adoption date, Foundry had accrued interest expense related to the unrecognized tax benefits of $1.8 million. The Company recognizes interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48.
     During the first and second quarters of 2007, there was no material change to the unrecognized tax benefits recorded under FIN 48.
5. SUBSEQUENT EVENTS
     Tender Offer
     The Company issued a tender offer on Schedule TO with the SEC on July 2, 2007. The purpose of the tender offer is to amend certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Employees subject to taxation in the United States will have the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A. In exchange for increasing the exercise price of these options, the Company has committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In addition, the Board of Directors has approved a similar arrangement for certain officers and Canadian employees who are not allowed to participate in the tender offer. The Company expects to amend up to 3.9 million options to purchase shares of its common stock, make aggregate cash payments of $6.6 million and record approximately $2.5 million in operating expenses in future periods in relation to these items and other tax related items.
     Share Repurchase Program
     On July 26, 2007, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase Company stock expires on December 31, 2008.

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
     Overview
     Founded in 1996, we design, develop, manufacture, market and sell a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers, and Internet traffic management products. We sell our products and services worldwide through our own direct sales efforts, resellers and OEM relationships. Our customers include United States government agencies, universities, e-commerce sites, and enterprises such as healthcare, financial, manufacturing and entertainment companies, as well as Internet and Metro service providers.
     Stock Option Investigation and Tender Offer
     In the second quarter of fiscal 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices and regained compliance with the listing standards of the Nasdaq Stock Market.
     We issued a tender offer on Schedule TO with the SEC on July 2, 2007. The purpose of the tender offer is to amend certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Employees subject to taxation in the United States will have the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A. In exchange for increasing the exercise price of these options, we have committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In addition, the Board of Directors has approved a similar arrangement for certain officers and Canadian employees who are not allowed to participate in the tender offer. We expect to amend up to 3.9 million options to purchase shares of our common stock, make aggregate cash payments of $6.6 million to offer participants and record approximately $2.5 million in operating expenses in future periods in relation to these items and other tax related items.
     Our employees exercised certain stock option grants in 2006 for which we have revised the measurement dates following our stock option investigation. When the revised measurement dates resulted in grant date fair market values in excess of the grant exercise prices, the Internal Revenue Service and the State of California have determined that the grantee has incurred a tax obligation, under Section 409A of the Internal Revenue Code and respective state statutes. On February 9, 2007, the Board of Directors authorized us to assume these Section 409A and applicable state tax obligations on behalf of our employees and we have elected to participate in Internal Revenue Service and State of California sponsored programs designed to facilitate company payments of these taxes for our non-executive employees. In addition, our Board of Directors has approved the reimbursement of Section 409A taxes our executives have incurred on their 2006 stock option exercises. The taxes we have assumed for both our executive and non-executive employees plus an amount to compensate these employees for the gross-up or income effect of our payments has been recorded as bonus compensation in the amount of $3.1 million in the first quarter of 2007.
     Share Repurchase Program
     On July 26, 2007, we announced that our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase our stock expires on December 31, 2008.

     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2007 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our accounting policy for income taxes as described below.
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
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of June 30, 2007 and December 31, 2006 were $75.9 million and $74.6 million, respectively.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $31.9 million at June 30, 2007. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if we do not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.

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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$120,784	84%	$89,289	82%	$31,495	35%
Service	22,456	16%	19,137	18%	3,319	17%

Total net revenue	$143,240	100%	$108,426	100%	$34,814	32%

Net product revenue:
Chassis	$85,757	71%	$57,145	64%	$28,612	50%
Stackable	35,027	29%	32,144	36%	2,883	9%

Total net product revenue	$120,784	100%	$89,289	100%	$31,495	35%

	Six Months Ended June 30,
	2007		2006
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$236,002	85%	$185,352	83%	$50,650	27%
Service	43,051	15%	37,074	17%	5,977	16%

Total net revenue	$279,053	100%	$222,426	100%	$56,627	25%

Net product revenue:
Chassis	$168,714	71%	121,507	66%	$47,207	39%
Stackable	67,288	29%	63,845	34%	3,443	5%

Total net product revenue	$236,002	100%	$185,352	100%	$50,650	27%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Americas	69%	64%	68%	61%
EMEA	17%	18%	16%	19%
Asia Pacific	8%	8%	9%	8%
Japan	6%	10%	7%	12%
     Net product revenue increased 35% and 27% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to increased sales of our LAN switching product families, WAN router product families and expansion of our sales organization from 345 sales personnel in the second quarter of 2006 to 395 in the second quarter of 2007. Net product revenue from our chassis-based products improved due to customer acceptance of our new RX, SuperX, and XMR/MLX platforms introduced in 2005 and early 2006 for the enterprise and service provider markets. Revenue for the RX, SuperX and XMR/MLX platforms, along with the associated accessories, increased by $31.9 million and $61.8 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases were offset by a $3.0 million and $11.9 million decrease in revenue for our older “JetCore” based BigIron and FastIron platforms for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. Sales to the United States government accounted for approximately 11% of total net revenue for the second quarter of 2007, down from 13% in the second quarter of 2006, but grew approximately 17% in absolute dollars. Sales to the United States government for the six months ended June 30, 2007 accounted for approximately 15% of total net revenue, down from 16% for the same period in 2006, but grew approximately 14% in absolute dollars. Our product sales volume, as measured in units sold, increased 24% and 19% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 and our average selling prices increased 6% for both the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increase in average selling prices was primarily due to an increase in the number of Gigabit and 10 Gigabit port shipments, as well as an increase in the number of ports enabled with Power-over-Ethernet (PoE). In addition, our line cards today have a higher number of ports per line card when compared to the previous generation of products we sold in prior years. We set prices based on the number of ports per line card, so as the port density has increased, the average selling price has increased. We expect our product revenue to increase in the second half of 2007 due to increased sales of our recently introduced products and our larger sales force.
     Other than the United States government, no individual customer accounted for more than 10% of our net product revenue for the three and six months ended June 30, 2007 and 2006.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with terms ranging from one to five years, most service contracts are purchased with a one year term. The 17% and 16% increases in service revenue in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, were due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. Our customer base grew by approximately 1200 new accounts from June 30, 2006 to June 30, 2007. While we expect that our service revenue will continue to grow through the second half of 2007 as our product shipments continue to grow, we expect over time to experience some variability in our service revenue trend due to the timing, mix, and amount of product sales, attach and renewal rates, mix of direct and indirect product sales, and type of support arrangement purchased.
     Gross Margin
     The following table presents gross margin and the related gross margin percentages (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margin:
Product	$69,089	57%	$48,996	55%	$133,170	56%	$102,565	55%
Service	17,012	76%	16,501	86%	32,141	75%	32,006	86%

Total gross margin	$86,101	60%	$65,497	60%	$165,311	59%	$134,571	61%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The increase in product gross margins as a percentage of net product revenue in the three and six months ended June 30, 2007, compared to the same periods in 2006, were primarily due to the shift in sales from our lower margin stackables products, to our higher margin chassis products.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in the three and six months ended June 30, 2007, over the same periods in 2006 were due to the expansion of our customer support infrastructure to support a larger and more diverse customer base. As we support a larger installed base of multi-national enterprise and service provider customers, it has become necessary to make further investments in our international support infrastructure, logistics capabilities and inventory. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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

     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Research and development	$17,853	12%	$16,997	16%	5%	$39,103	14%	$37,031	17%	6%
Sales and marketing	38,470	27%	31,344	29%	23%	78,560	28%	65,615	29%	20%
General and administrative	11,771	8%	12,117	11%	(3%)	22,704	8%	23,176	10%	(2%)
Other charges, net	3,067	2%	5,680	5%	(46%)	5,600	2%	5,680	3%	(1%)
     Research and development expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, prototype materials, depreciation of equipment used in research and development activities and the cost of facilities. Research and development expenses for the three and six months ended June 30, 2007 increased $0.9 million and $2.1 million, respectively, compared to the same periods in 2006. Payroll expense increased $1.5 million and $3.8 million in the three and six months ended June 30, 2007, respectively, which was partially offset by a decrease in prototype material spending of $0.8 million and $2.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. The payroll expense increase for the three months ended June 30, 2007 was primarily due to increased salary costs due to increased headcount and salary adjustments offset by a decrease in stock-based compensation expense. In addition to the salary costs, the increase in payroll expense for the six months ended June 30, 2007 was also due to special one-time bonuses in the quarter ended March 31, 2007. We recorded a bonus expense of approximately $1.6 million related to the suspension of our ESPP and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. These one-time bonuses were partially offset by a decrease in stock-based compensation expense for the six months ended June 30, 2007 of $2.7 million. Our research and development headcount increased from 209 in the second quarter of 2006 to 232 in the second quarter of 2007. The decreases in prototype material were due to the introduction of the RX, XMR/MLX in late 2005 and early 2006. We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace and, excluding the charges for the one-time bonuses, we expect our spending on research and development will continue at approximately the same level as a percentage of net revenue for the remainder of 2007.
     Sales and marketing expenses consist primarily of salaries, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses for the three and six months ended June 30, 2007 increased $7.1 million and $12.9 million, respectively, compared to the same periods of 2006. Sales and marketing department payroll, fringe benefits and commission expenses increased by $6.1 million and $10.6 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Commission expense increased $3.5 million and $6.3 million for the three and six months ended June 30, 2007, respectively, due to the increase in sales revenue as compared to the same periods in 2006. The payroll and fringe benefits expenses increased as a result of the increase in our sales and marketing headcount from 407 employees in the second quarter of 2006 to 459 in the second quarter of 2007. Included in the payroll and fringe benefits increase for the six months ended June 30, 2007, we recorded one-time bonuses of $3.2 million, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. The increases in payroll costs were partially offset by a decrease in stock-based compensation expense of $0.2 million and $4.1 million in the for the three and six months ended June 30, 2007, respectively as compared to the same periods of 2006. In addition, the carrying costs associated with the level of evaluation and demonstration inventory at customer sites increased by $0.6 million and $1.4 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. We expect that sales and marketing expenses, excluding the charges for one-time bonuses, will continue to grow in absolute dollars, but decrease slightly as a percentage of net revenue, through the remainder of 2007.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, stock-based compensation expense, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses for the three and six months ended June 30, 2007 decreased $0.3 million and $0.5 million, respectively, compared to the same periods of 2006. Legal costs decreased by $1.5 million and $2.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. Legal costs decreased primarily due to lower patent litigation expenses in 2007. The decreases in legal cost for the three and six months ended June 30, 2007 were offset by an increase in accounting services fees of $1.1 million and $1.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due to restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. The decreases in legal cost were also offset by an increase in headcount from 73 at the end of June 30, 2006 to 80 at the end of June 30, 2007. The increase in headcount related expenses resulted in an increase of $0.4 million and $1.2 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. These headcount related expenses are net of decreases for stock-based compensation expense in the periods presented. We expect general and administrative expenses, excluding the charges for one-time bonuses, to remain relatively the same as a percentage of net revenue through the remainder of 2007.
     Other charges, net, consist primarily of litigation settlement charges and charges relating to professional fees and other costs associated with the investigation of stock option grants to our employees.
•	Litigation settlement charges of $5.4 million were recognized in the three and six months ended June 30, 2006, respectively, in connection with settlement agreements reached separately, by Foundry with Lucent and Alcatel—Lucent. Litigation settlement charges pertained primarily to the accrual of costs incurred and payable to Lucent and Alcatel—Lucent related to past periods.

•	For the three months ended June 30, 2007 and 2006, costs of $3.1 million and $0.3 million were incurred, respectively, for the independent review of our stock option practices and for the six months ended June 30, 2007 and 2006, costs of $5.6 million and $0.3 million were incurred, respectively, related to this review. The remaining costs associated with the review should not be material going forward; however, we do expect to record approximately $2.5 million in operating expenses in future periods related to the assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates associated with our tender offer.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $11.0 million and $8.5 million for the three months ended June 30, 2007 and 2006, respectively. We recorded interest and other income of $21.3 million and $15.4 million for the six months ended June 30, 2007 and 2006, respectively. These increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $101.3 million, or 12%, from June 30, 2006 to June 30, 2007. In the three and six months ended June 30, 2007, we recorded an expense of $0.4 million in interest and other income, net related to the extension of the exercise date for stock options held by certain former employees who were not permitted to exercise their stock options until the completion of our restatement of our financial statements and our public reporting obligations to the U.S. Securities and Exchange Commission had been met. We do not expect the remaining costs associated with the extension of these exercise dates to be material.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2007 and 2006 were 39% and 44%, respectively. The effective income tax rates for the six months ended June 30, 2007 and 2006 were 39% and 44%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The lower effective tax rates for the three and six months ended June 30, 2007 compared to the same period in 2006 were primarily due to the decreased impact of stock-based compensation from incentive stock options (“ISOs”) and extension of the federal research and development credit.
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
     Subsequent to the adoption of FIN 48 as of January 1, 2007, there was no material change to the unrecognized tax benefits during the six months ended June 30, 2007.
     Liquidity and Capital Resources
     Cash and investments increased $34.4 million from December 31, 2006 to June 30, 2007 primarily due to cash generated from operations of $33.2 million. Cash provided by operating activities was primarily attributable to net income of $24.7 million, plus adjustments for non-cash charges, including $19.3 million of stock-based compensation expense, $3.0 million of inventory provisions and $5.6 million of depreciation and amortization, partially offset by a net increase in operating assets and liabilities of $11.9 million and an increase in deferred tax assets of $5.5 million.

     Inventories were $42.3 million and $34.9 million as of June 30, 2007 and December 31, 2006, respectively. During the first and second quarters of 2007, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 6.7 and 6.6 as of June 30, 2007 and December 31, 2006, respectively.
     Accounts receivable, net of allowances, increased $16.1 million during the first half of 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 56 days and 50 days for the three months ended as of June 30, 2007 and December 31, 2006, respectively.
     On July 26, 2007, we announced that our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase our stock expires on December 31, 2008.
     The amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, we do from time to time consider strategic investments to gain access to new technologies or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital. We have funded our business primarily through our operating activities and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months.
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$14,407	$5,556	$7,049	$1,802	$—
Purchase commitments with contract manufacturers	60,722	60,722	—	—	—

Total contractual cash obligations	$75,129	$66,278	$7,049	$1,802	$—

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
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2007 or December 31, 2006 related to these indemnifications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended June 30, 2007 that have materially affected our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 3, “Commitments and Contingencies — Litigation” to Condensed Consolidated Financial Statements which is incorporated herein by reference.
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
     We also compete with other companies, such as 3Com, Alcatel—Lucent, Enterasys Networks, Extreme Networks, F5 Networks, Inc., Force 10 Networks, Huawei Technologies, Juniper Networks and Nortel Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors.

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
     The life cycle of networking products can be as short as 18 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements and in achieving volume manufacturing for such new products. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced, and may in the future experience, delays in the development of critical components, which in turn has led to, and may in the future lead to, delays in product introductions.
We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 27% and 31% of net product revenue for the six months ended June 30, 2007 and 2006, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 15% and 16% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
The matters relating to our Special Committee investigation into our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings which could burden Foundry and have a material adverse effect on us.
     The inquiries by the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) into, and the investigation by our Special Committee of our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. We have cooperated with the DOJ and the SEC and expect to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. As described in Note 3, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, these DOJ and SEC inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.
We may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.
     The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the network industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Additionally, third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We have in the past incurred, and may in the future incur, substantial expenses in defending against such third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
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

     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 3, “Commitments and Contingencies—Litigation,” to Condensed Consolidated Financial Statements and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
If we fail to protect our intellectual property, our business and ability to compete could suffer.
     Our success and ability to compete are substantially dependent on our internally developed technology and know-how. Our proprietary technology includes our hardware architectures, our IronWare software, our IronView network management software, and certain mechanical designs. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.
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
     We have experienced delays in product shipments from our contract manufacturers and OEMs, which in turn delayed product shipments to our customers. In addition, certain of our products require a long manufacturing lead-time, which may result in delayed shipments. We may in the future experience similar delays or other problems, such as inferior quality, insufficient quantity of product, or acquisition by a competitor or business failure of any of our OEMs, any of which could harm our business and operating results. We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating our efforts with our suppliers and contract manufacturers. We attempt to adjust our material purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials, could cause a delay in our ability to fulfill orders. Additionally, from time to time, we transition, via our contract manufacturers, to different manufacturing locations, including lower-cost foreign countries. Such transitions are inherently risky and could cause a delay in our ability to fulfill orders on a timely basis or a deterioration in product quality.
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
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Mitsui & Co. Ltd. in Japan, Stark Technology in China, and Samsung Corporation in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:
•	seasonal reductions in business activity;

•	potential recessions in economies outside the United States;

•	adverse fluctuations in currency exchange rates;

•	difficulties in managing operations across disparate geographic areas;

•	export restrictions;

•	unexpected changes in regulatory requirements;

•	higher costs of doing business in foreign countries;

•	longer accounts receivable collection cycles;

•	potential adverse tax consequences;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	natural disasters and widespread medical epidemics;

•	military conflict and terrorist activities; and

•	political instability.
     The factors described above could also disrupt our product and component manufacturers and key suppliers located outside of the United States. One or more of such factors may have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.
     Generally, our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. We invoice some of our international customers in local currencies, which could subject us to fluctuations in exchange rates between the United States dollar and the local currencies. See also Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a review of certain risks associated with foreign exchange rates.
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
     As a result of our prior delayed filing of our quarterly and annual reports with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. In the meantime, if we use Form S-1 to raise capital, our transaction costs could increase.
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
     In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2005. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of June 30, 2007, because management determined that as of June 30, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
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
     Although we focus on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including:
•	difficulties in the assimilation of products, operations, personnel and technologies of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	disruptions to our operations, including potential difficulties in completing ongoing projects in a timely manner;

•	risks of entering geographic and business markets in which we have no or limited prior experience;

•	exposure to third party intellectual property infringement claims; and

•	potential loss of key employees of acquired organizations.
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
If our products do not interoperate with our customers’ networks, our sales may be delayed or cancelled and could harm our business.
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
     In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Recent environmental legislation within the European Union (“EU”) may increase our cost of doing business internationally as we comply with and implement these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (“RoHS”) and enacted the Waste Electrical and Electronic Equipment (“WEEE”) Directive to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. Under the RoHS Directive, specified electronic products which we placed on the market in the EU on or after July 1, 2006 were required to meet restrictions on lead and certain other chemical substances. Implementation of the WEEE Directive in certain of the EU-member countries was delayed until a later date. We have implemented measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On July 23, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following two proposals and cast their votes as follows:
     Proposal No. 1: Election of Directors:

	Number of Votes
Name of Director Nominee	For	Withheld	Abstain
Bobby R. Johnson, Jr.	85,521,648	0	49,246,156
Alfred J. Amoroso	125,964,871	0	8,802,933
C. Nicholas Keating	86,768,052	0	47,999,752
J. Steven Young	85,774,299	0	48,993,505
Alan L. Earhart	125,520,715	0	9,247,089
Celeste Volz Ford	129,025,611	0	5,742,193
     Proposal No. 2: Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

	Number of Votes
	For	Against	Abstain
Ratification of appointment	128,640,573	6,069,930	57,299
Item 5. Other Information
     None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/Daniel W. Fairfax
Daniel W. Fairfax
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2007

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