Form 10-Q
period 2007-09-30
FOUNDRY NETWORKS INC
filed 2007-11-07
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 150,312,644 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2007.

FOUNDRY NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$294,436	$258,137
Short-term investments	458,374	434,182
Accounts receivable, net of allowances for doubtful accounts of $2,134 and $2,493 and sales returns of $2,318 and $2,910 at September 30, 2007 and December 31, 2006, respectively	111,904	73,145
Inventories	42,888	34,856
Deferred tax assets	39,751	39,455
Prepaid expenses and other assets	18,306	8,978

Total current assets	965,659	848,753
Property and equipment, net	8,785	11,103
Investments	192,828	194,114
Deferred tax assets	33,925	35,150
Other assets	6,929	6,270

Total assets	$1,208,126	$1,095,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,209	$23,011
Accrued payroll and related expenses	41,657	27,878
Income taxes payable	—	5,661
Other accrued expenses	12,733	14,368
Deferred support revenue	49,651	41,706

Total current liabilities	126,250	112,624
Deferred support revenue	26,012	23,858
Income taxes payable	10,757	—
Other long-term liabilities	547	813

Total liabilities	163,566	137,295

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at September 30, 2007 and December 31, 2006; None issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at September 30, 2007 and December 31, 2006:
Issued and outstanding — 149,255 and 147,034 shares at September 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in capital	799,724	727,358
Accumulated other comprehensive loss	(795)	(483)
Retained earnings	245,616	231,205

Total stockholders’ equity	1,044,560	958,095

Total liabilities and stockholders’ equity	$1,208,126	$1,095,390

(1)	Derived from audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue:
Product	$136,974	$98,968	$372,976	$284,320
Service	22,523	19,846	65,574	56,920

Total net revenue	159,497	118,814	438,550	341,240

Cost of revenue:
Product	55,032	43,468	157,864	126,255
Service	4,395	3,406	15,305	8,474

Total cost of revenue	59,427	46,874	173,169	134,729

Gross margin	100,070	71,940	265,381	206,511

Operating expenses:
Research and development	18,425	16,740	57,528	53,771
Sales and marketing	38,425	30,454	116,985	96,069
General and administrative	10,271	10,714	32,975	33,890
Other charges, net	60	4,207	5,660	9,887

Total operating expenses	67,181	62,115	213,148	193,617

Income from operations	32,889	9,825	52,233	12,894
Interest and other income, net	11,440	9,123	32,337	24,506

Income before provision for income taxes and cumulative effect of change in accounting principle	44,329	18,948	84,570	37,400
Provision for income taxes	16,761	6,738	32,279	14,819

Income before cumulative effect of change in accounting principle	27,568	12,210	52,291	22,581
Cumulative effect of change in accounting principle, net of taxes	—	—	—	439

Net income	$27,568	$12,210	$52,291	$23,020

Basic net income per share	$0.19	$0.08	$0.35	$0.16
Weighted-average shares used in computing basic net income per share	148,897	146,082	147,768	144,627
Diluted net income per share	$0.18	$0.08	$0.34	$0.15
Weighted-average shares used in computing diluted net income per share	156,486	149,830	154,776	150,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,291	$23,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,395	7,345
Stock-based compensation expense	32,654	38,585
Provision for doubtful accounts	(359)	79
Provision for sales returns	(592)	1,147
Inventory provisions	3,138	8,534
Deferred tax assets	(3,243)	(6,913)
Excess tax benefits from stock-based compensation	(6,342)	(4,721)
Changes in operating assets and liabilities:
Accounts receivable	(37,809)	(3,164)
Inventories	(10,997)	(17,600)
Prepaid expenses and other assets	(11,668)	(4,968)
Accounts payable	(802)	4,988
Accrued payroll and related expenses	6,337	(2,376)
Income taxes payable	17,640	(3,888)
Other accrued expenses	(1,457)	6,369
Deferred support revenue	10,098	5,634

Net cash provided by operating activities	57,284	52,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(35,025)	(81,175)
Purchases of held-to-maturity investments	(560,775)	(463,899)
Proceeds from sales of available-for-sale investments	46,750	65,075
Proceeds from maturities of held-to-maturity investments	526,145	299,693
Purchases of property and equipment, net	(4,180)	(6,222)

Net cash used in investing activities	(27,085)	(186,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	39,714	43,525
Repurchase of common stock	(39,644)	—
Excess tax benefits from stock-based compensation	6,342	4,721

Net cash provided by financing activities	6,412	48,246

Increase (decrease) in cash and cash equivalents	36,611	(86,211)
Effect of exchange rate changes on cash	(312)	(314)
Cash and cash equivalents, beginning of period	258,137	291,511

Cash and cash equivalents, end of period	$294,436	$204,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$25,957	$27,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and nine months ended September 30, 2007 and 2006 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2007.
      Principles of Consolidation
     The condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
      Reclassifications
     Certain prior period amounts on the condensed consolidated balance sheet have been reclassified to conform to the September 30, 2007 presentation.
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

      Stock-Based Compensation
     On January 1, 2006, Foundry adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units and purchases under the Company’s 1999 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which provides supplemental implementation guidance for SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.
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
     The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met. The Company extended the expiration date of these stock options to July 13, 2007 and measured the fair value of these stock options using the Black-Scholes option valuation model. The Company recorded zero and approximately $0.8 million in stock-based compensation expense during the three and nine months ended September 30, 2007 related to the modification of these options.
     Stock-based compensation includes $3.7 million in the three and nine months ended September 30, 2007 related to options amended primarily under the Company’s tender offer. See “Stockholders’ Equity — Amendment of Certain Stock Options.”
     Stock-based compensation relates to the following categories by period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cost of revenue — Product	$385	$410	$1,019	$1,421
Cost of revenue — Service	601	569	1,464	1,563
Research and development	4,956	3,940	11,734	13,447
Sales and marketing	5,108	4,375	12,705	16,074
General and administrative	2,236	1,994	5,879	6,539

Total	$13,286	$11,288	$32,801	$39,044

     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, approximately $6.3 million and $4.7 million of excess tax benefits for the nine months ended September 30, 2007 and 2006, respectively, have been classified as a financing cash inflow.
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

     The fair value of stock option grants and employee stock purchases for the three and nine months ended September 30, 2007, were estimated using the following weighted-average assumptions:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.4%	4.9%	4.5%	4.9%
Expected term (in years)	3.6 years	1.5 years	3.7 years	1.3 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	40%	41%	40%	42%
Estimated annual forfeitures	11%	11%	11%	11%
Weighted-average fair value	$6.41	$4.10	$6.21	$3.88

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.8%	4.6%	4.7%	4.4%
Expected term (in years)	3.5 years	1.4 years	3.4 years	1.4 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	48%	47%	47%	48%
Estimated annual forfeitures	11%	11%	11%	11%
Weighted-average fair value	$4.65	$3.90	$5.45	$3.96
     Expected Term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions for the three and nine months ended September 30, 2007 and 2006 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options on Foundry’s stock having a life of more than six months. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
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
     The Company monitors its investments for impairment on a quarterly basis and determines whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below its carrying value, the interval between auction periods, whether or not there have been any failed auctions, and the Company’s ability and intent to hold investments to maturity. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, the Company would reduce the investment’s carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.
     Cash equivalents and investments consist of the following (in thousands):

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$121,999	$—	$—	$121,999
Government-sponsored enterprise securities	119,675	18	(3)	119,690
Available-for-sale:
Auction rate municipal bonds	81,050	—	—	81,050
Held-to-maturity:
Municipal bonds	43,873	43	(5)	43,911
Government-sponsored enterprise securities	526,279	370	(15)	526,634

	$892,876	$431	$(23)	$893,284

Cash equivalents	$241,674	$18	$(3)	$241,689
Short-term investments	458,374	251	(16)	458,609
Long-term investments	192,828	162	(4)	192,986

	$892,876	$431	$(23)	$893,284

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$89,299	$—	$—	$89,299
Government-sponsored enterprise securities	104,425	32	—	104,457
Available-for-sale:
Auction rate municipal bonds	92,774	—	—	92,774
Held-to-maturity:
Municipal bonds	46,377	13	(29)	46,361
Government-sponsored enterprise securities	500,092	8	(1,145)	498,955

	$832,967	$53	$(1,174)	$831,846

Cash equivalents	$204,671	$32	$(6)	$204,697
Short-term investments	434,182	2	(860)	433,324
Long-term investments	194,114	19	(308)	193,825

	$832,967	$53	$(1,174)	$831,846

     Municipal bonds. Unrealized gains and losses as of September 30, 2007 on Foundry’s investments in municipal bonds were caused by interest rate movements. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of Foundry’s municipal bonds have a credit rating of AAA.
     Government-sponsored enterprise securities (“GSEs”). Unrealized gains and losses as of September 30, 2007 on Foundry’s investments in fixed income housing GSEs (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate movements. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of Foundry’s GSEs have a credit rating of AAA.

     In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal bonds	$5,186	$(5)	$5,000	$—	$10,186	$(5)
Government-sponsored enterprise securities	39,209	(3)	48,985	(15)	88,194	(18)

	$44,395	$(8)	$53,985	$(15)	$98,380	$(23)

     Because the decline in the market value of Foundry’s investments is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost, which will be at maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2007.
      Inventories
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Purchased parts	$4,386	$5,758
Work-in-process	19,675	13,193
Finished goods	18,827	15,905

	$42,888	$34,856

     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Foundry’s inventory purchases and commitments are made based on anticipated demand for the Company’s products, as estimated by management, and the Company’s expected service requirements. Foundry performs an assessment of its inventory each quarter, which includes a review of, among other factors, demand requirements, purchase commitments, product life cycles and development plans, product pricing and quality issues. Based on this analysis, the Company estimates the amount of excess and obsolete inventory on hand and makes adjustments to record inventory at the lower of cost or estimated net realizable value. Once a specific item in inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on Foundry’s balance sheet at its new carrying value until it is sold or otherwise disposed.
      Concentrations
     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, limits the amount of credit exposure with any one issuer or fund. Additionally, the Company grants credit only to customers deemed credit worthy in the judgment of management. As of September 30, 2007 and December 31, 2006, ten customers accounted for approximately 35% and 30%, respectively, of Foundry’s net outstanding trade receivables.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Americas	70%	63%	69%	62%
EMEA	16%	17%	16%	18%
Asia Pacific	9%	10%	9%	8%
Japan	5%	10%	6%	12%
     Sales to the United States government accounted for approximately 22% and 20% of the Company’s total net revenue in the three months ended September 30, 2007 and 2006, respectively and 17% of the Company’s total net revenue in the nine months ended September 30, 2007 and 2006.
     Other than the United States government, no individual customer accounted for more than 10% of the Company’s net product revenue for the three and nine months ended September 30, 2007 and 2006.
     Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options and restricted stock, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options and restricted stock are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 11.0 million and 15.1 million anti-dilutive common stock equivalents for the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income	$27,568	$12,210	$52,291	$23,020

Basic:
Weighted-average shares outstanding	148,897	146,082	147,768	144,627

Basic EPS	$0.19	$0.08	$0.35	$0.16

Diluted:
Weighted-average shares outstanding	148,897	146,082	147,768	144,627
Add: Weighted-average dilutive potential shares	7,589	3,748	7,008	5,388

Weighted-average shares used in computing diluted EPS	156,486	149,830	154,776	150,015

Diluted EPS	$0.18	$0.08	$0.34	$0.15

     Stockholders’ Equity
     Share Repurchase Program. In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase Company stock expires on December 31, 2008. During the three months ended September 30, 2007, the Company repurchased 2.1 million shares of its common stock via open market purchases at an average price of $17.84 per share. The total purchase price of $38.0 million was reflected as a decrease to retained earnings in the three months ended September 30, 2007. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All common shares repurchased under this program have been retired.
     Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of September 30, 2007, the Company had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”); the 1999 Directors’ Stock Option Plan; and the 2000 Non-Executive Stock Option Plan.

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
     A summary of Foundry’s stock option activity for all stock option plans for the nine months ended September 30, 2007 is set forth in the following table (which excludes restricted stock awards and restricted stock units):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2006	31,749,912	$14.40
Granted	5,702,858	$17.99
Exercised	(4,152,112)	$9.56
Forfeited/expired	(1,806,845)	$16.55

Balance, September 30, 2007	31,493,813	$15.95	4.68	$142,683

Vested and expected to vest at September 30, 2007	29,362,519	$16.01	4.70	$136,487

Exercisable at September 30, 2007	21,973,745	$16.22	4.72	$117,224

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007.
     As of September 30, 2007, there was $62.5 million of total unrecognized compensation cost related to stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     Stock Award Activity. Foundry’s Board of Directors approved the issuance of 647,500 and 643,750 shares of restricted stock with a fair value of $17.54 and $14.57 per share, respectively, during the nine months ended September 30, 2007 and 2006.
     A summary of the Company’s restricted stock award activity and related information for the nine months ended September 30, 2007 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2006	628	$14.58
Granted	647	$17.54
Vested	(310)	$14.59
Forfeited	(12)	$14.21

Balance, September 30, 2007	953	$16.59

     As of September 30, 2007, there was $12.7 million of total unrecognized compensation cost related to restricted stock award granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

     Restricted Stock Units. The following schedule summarizes information about the Company’s restricted stock units (“RSUs”) as of September 30, 2007:

		Remaining
		Contractual	Aggregate
	Shares	Life (years)	Intrinsic Value
			(in thousands)
Balance, December 31, 2006	—
Awarded	1,597,000
Released	—
Forfeited/expired	(19,000)

Balance, September 30, 2007	1,578,000	1.92	$28,040

Vested and expected to vest at September 30, 2007	1,255,559	1.84	$22,311

Exercisable at September 30, 2007	—	—	$—

     None of the awarded RSUs were vested as of September 30, 2007. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2007 was $18.49. As of September 30, 2007, approximately $28.7 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 2.9 years.
     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the nine months ended September 30, 2006, the Company issued an aggregate of 1,086,076, shares under the ESPP at an average per share price of $8.64. The Company issued no shares under the ESPP during the nine months ended September 30, 2007. A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of September 30, 2007.
     As a result of the Company’s failure to timely file its periodic reports with the SEC, the Company suspended its employee payroll withholdings for the purchase of its common stock under the ESPP (and returned all employee contributions) from August 2006 through July 31, 2007. When the ESPP resumed, employees enrolled in the plan were allowed to make a one-time increase to their contributions for the remainder of the offering period ending July 31, 2008. This increase resulted in a modification to the plan under SFAS 123R and additional expense of $0.1 million was recognized for the quarter ended September 30, 2007. An additional $0.3 million is expected to be recognized over the remainder of the offering period ended July 31, 2008. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007, Foundry’s Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in the Company’s ESPP at the time it was suspended. The amount of the bonus paid was set by the Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP—as if acquired by the participant under the terms of the ESPP—and sold in a same day sale transaction immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, Foundry’s suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. As a result, the Company recorded additional stock-based compensation expense in the fourth fiscal quarter of 2006 in the amount of $0.3 million.
     Extension of Stock Option Exercise Periods for Former Employees. The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). Options covering approximately 262,313 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction. The Company extended the expiration date of these stock options to July 13, 2007, the end of a 30—day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options were reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions until the earlier of final settlement or July 13, 2007. The Company measured the fair value of these stock options using the Black-Scholes option valuation model and recorded approximately $0.8 million during the three months ended June 30, 2007 to stock-based compensation expense as a result of the modification and approximately $0.4 million to interest and other income, net as a result of the mark-to-market provision. During the three months ended June 30, 2007, 100,872 options were exercised and approximately $0.7 million was reclassified from current liabilities to equity. During the three months ended September 30, 2007, 63,567 options were exercised. As of September 30, 2007, the remaining liability of approximately $0.6 million associated with unexercised options with extended exercise periods was reclassified from current liabilities to equity.
     Amendment of Certain Stock Options. In the nine months ended September 30, 2007, the Company amended certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A and applicable Canadian tax law. In exchange for increasing the exercise price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. Pursuant to Internal Revenue Service and Securities Exchange Commission rules, the amendment of United States non-officer employee option agreements were executed through a tender offer. Canadian employee option agreements were amended directly as allowed by Canadian law. On August 2, 2007, the date that the tender offer closed, the Company amended options to purchase 3.7 million shares of its common stock. The Board of Directors also approved the amendment of options to purchase 0.6 million shares of its common stock for certain officers who were not allowed to participate in the tender offer. Based on the above arrangements, the Company committed to make aggregate cash payments of $6.3 million. These cash payments will be returned to the Company if and when the underlying options to which they relate are exercised by Foundry’s employees. During the three months and nine months ended September 30, 2007, the Company recorded approximately $3.7 million in stock-based compensation expense and expects to record over the remaining vesting period approximately $5.5 million in stock-based compensation expense, in connection with these amended option grants.
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
     Changes in product warranty liability for the nine months ended September 30, 2007 were as follows (in thousands):

Balance, December 31, 2006	$1,546
Liabilities accrued for warranties issued during the period	2,006
Warranty claims settled during the period	(1,035)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(368)

Balance, September 30, 2007	$2,149

     In the ordinary course of business, Foundry enters into contractual arrangements under which it may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in the Company’s condensed consolidated financial statements as of September 30, 2007 or December 31, 2006 related to these indemnifications.

     Deferred Support Revenue
     Foundry offers its customers renewable support arrangements that generally range from one to five years. However, the majority of Foundry’s support contracts have one year terms. The change in the Company’s deferred support revenue balance was as follows for the nine months ended September 30, 2007 (in thousands):

Deferred support revenue at December 31, 2006	$65,564
New support arrangements	74,365
Recognition of support revenue	(64,266)

Ending balance at September 30, 2007	$75,663

     Retained Earnings
     The following table summarizes the activity in the Company’s retained earnings account (in thousands):

Balance at December 31, 2006	$231,205
Cumulative effect of adoption of FIN 48	778
Cumulative effect of adoption of EITF 06-2	(683)
Retirement of common stock	(37,975)
Net income	52,291

Balance at September 30, 2007	$245,616

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
     Recent Accounting Pronouncements
     In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF 07-3 to have a material impact on its consolidated results of operations or financial condition.
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

2. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as the change in equity of an enterprise excluding changes resulting from stockholder transactions. Non-net income components of comprehensive income or loss for the three and nine months ended September 30, 2007 and 2006 were insignificant and consisted entirely of foreign currency translation adjustments.
3. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     Foundry uses contract manufacturers to assemble certain parts for its chassis and its stackable products. The Company also utilizes third-party OEMs to manufacture certain Foundry-branded products. In order to reduce lead-times and ensure an adequate supply of inventories, Foundry’s agreements with some of these manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based on a rolling production forecast provided by Foundry. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts although it can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2007, Foundry had approximately $68.0 million of open purchase orders with its component suppliers and third-party manufacturers that may not be cancelable.
     Litigation
     Intellectual Property Proceedings. On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against the Company (and Extreme Networks, Inc. (“Extreme”)) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed an answer denying the allegations. On November 3, 2005, the Court severed Enterasys’ claims against Foundry and Extreme into two separate cases. The discovery process began, and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007 before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (USPTO) requesting that USPTO reexamine the validity of five of the six Enterasys patents in view of certain prior art. The petitions were all granted by the USPTO. Enterasys assented to the motion for a stay. On August 28, 2007, the Court granted Foundry’s motion to stay the case. All activity in the case is now on hold, while the USPTO reexamination process proceeds. It is expected that the USPTO will begin issuing Office Actions concerning the merits of the petitions (i.e., assessing the validity of the patents over the prior art cited by Foundry) over the next six months to a year. At some point in the future, the stay of the case may be lifted by the Court, depending mainly on the results of the reexamination process. At that time, the Court will issue a new scheduling order for the case. We are vigorously defending ourselves against Enterasys’ claims.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the Court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. No trial date has been set. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. It is expected that Professor Lemley will hold a Markman claim construction hearing in January 2008, after which he will make recommendations to the Court for construing the claims. The Company is committed to vigorously defending itself against Chrimar’s claims.
     Securities Litigation. Foundry remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of Foundry’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants the Company and three of its officers (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
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
     In 2004, the Company had accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims Foundry may have against the underwriters. On April 24, 2006, the District Court conducted a fairness hearing on the settlement and heard arguments from both the plaintiffs and issuers in favor of the settlement as well as from both the underwriter defendants and three individual objectors against the settlement. While the District Court was considering the final approval, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs have filed amended complaints in an effort to comply with the Second Circuit decision. There is no assurance that the settlement will be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and then approved, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome.
     In August and September 2006, purported Foundry shareholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. The actions were captioned Watkins v. Johnson, et al. (Case No. 1-06-CV 068878) and Rosenbaum v. Johnson, et al. (Case No. 1-06 CV 071651). On December 27, 2006, pursuant to a Court Order, both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 1-06-CV 071651 (the “Consolidated Action”). On February 5, 2007, Plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, the Company filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay. The action continues to be stayed.
     On March 9, 2007, a purported Foundry shareholder served the Company’s registered agent for service of process with a putative derivative action against certain of the Company’s current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. (Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice. On June 19, 2007, Plaintiff Patel filed another putative derivative action in the Court of Chancery of the State of Delaware, New Castle County, against certain of the Company’s current and former officers, directors and employees. The action is captioned Patel v. Akin, et al. (Civil Action No. 3036-

VCL) and names Foundry as a nominal defendant. The complaint again generally asserts similar claims as those in the Consolidated Action relating to allegations that certain stock option grants made by Foundry were improperly backdated. The complaint asserts seven causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment, rescission and corporate waste. Pursuant to a stipulation and order of the Court, Foundry and the individual defendants’ responses to the complaint are due on or before December 3, 2007. The parties are in the very early stages of settlement negotiations. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached or the outcome of the litigation.
     In September and October 2006, purported Foundry shareholders filed four putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006 the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division) Case No. 5:06-CV-05598-RMW). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al. was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. On June 25, 2007, Plaintiffs filed an opposition to Foundry’s motion to dismiss, and, on August 2, 2007, Foundry filed a reply to Plaintiffs’ opposition. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss currently is scheduled for November 30, 2007. The parties are in the very early stages of settlement negotiations. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached or the outcome of the litigation.
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
     General. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Regardless of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2007, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.
4. INCOME TAXES
     The Company’s interim effective income tax rate is based on its best estimate of its annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2007 and 2006 were 38% and 36%, respectively. The effective income tax rates for the nine months ended September 30, 2007 and 2006 were 38% and 40%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the three months ended September 30, 2007 compared to the prior year was primarily due to decreased reserves related to the expired statute of limitations. The lower effective tax rate for the nine months ended September 30, 2007 compared to the prior year was primarily due to the decreased impact of stock-based compensation and the extension of the federal research and development credit, partially offset by reduced export incentive benefits.
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
     Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets of $73.7 million as of September 30, 2007, although there can be no assurance that it will be able to do so. In accordance with SFAS 123R, the Company recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $30.5 million at September 30, 2007. A portion or all of Foundry’s deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid-in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.
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
     In general, Foundry is no longer subject to United States federal income tax examinations for years before 2002 and state and local income tax examinations for years before 2000. Foundry is no longer subject to United States federal or state income tax examinations for years before 2004, except to the extent that tax attributes in these years were carried forward to years remaining open for audit.
     As of the adoption date, Foundry had accrued interest expense related to the unrecognized tax benefits of $1.8 million. The Company recognizes interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48.
     During the first three quarters of 2007, there was a reduction in unrecognized tax benefits of $1.8 million recorded under FIN 48 resulting from the lapse of the applicable statute of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including our expectations concerning revenue and operating expenses for the last quarter of 2007 and our expectation that our interest income will decline over the next several quarters. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.
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
     In the nine months ended September 30, 2007, the Company amended certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A and applicable Canadian tax law. In exchange for increasing the exercise price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. Pursuant to Internal Revenue Service and Securities Exchange Commission rules, the amendment of United States non-officer employee option agreements were executed through a tender offer. Canadian employee option agreements were amended directly as allowed by Canadian law. On August 2, 2007, the date that the tender offer closed, the Company amended options to purchase 3.7 million shares of its common stock. The Board of Directors also approved the amendment of options to purchase 0.6 million shares of its common stock for certain officers who were not allowed to participate in the tender offer. Based on the above arrangements, the Company committed to make aggregate cash payments of $6.3 million. These cash payments will be returned to the Company if and when the underlying options to which they relate are exercised by Foundry’s employees. During the three months and nine months ended September 30, 2007, the Company recorded approximately $3.7 million in stock-based compensation expense and expects to record over the remaining vesting period approximately $5.5 million in stock-based compensation expense, in connection with these amended option grants.
     Our employees exercised certain stock option grants in 2006 for which we have revised the measurement dates following our stock option investigation. When the revised measurement dates resulted in grant date fair market values in excess of the grant exercise prices, the Internal Revenue Service and the State of California have determined that the grantee has incurred a tax obligation under Section 409A of the Internal Revenue Code and respective state statutes. On February 9, 2007, the Board of Directors authorized us to assume these Section 409A and applicable state tax obligations on behalf of our employees and we have elected to participate in Internal Revenue Service and State of California sponsored programs designed to facilitate company payments of these taxes for our non-executive employees. In addition, our Board of Directors has approved the reimbursement of Section 409A taxes our executives have incurred on their 2006 stock option exercises. The taxes we have assumed for both our executive and non-executive employees plus an amount to compensate these employees for the gross-up or income effect of our payments has been recorded as bonus compensation in the amount of $3.1 million in the first quarter of 2007.

     Share Repurchase Program
     In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase our common stock expires on December 31, 2008. During the three months ended September 30, 2007, we repurchased 2.1 million shares of our common stock via open market purchases at an average price of $17.84 per share. The total purchase price of $38.0 million was reflected as a decrease to retained earnings in the three months ended September 30, 2007. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All common shares repurchased under this program have been retired.
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. Management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of Foundry’s Board of Directors. Management believes there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2007 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our accounting policy for income taxes as described below.
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
     We recognize deferred tax assets based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets. Management assesses the likelihood that our deferred tax assets will be realized against projected future taxable income or our ability to generate taxable income from specific sources, and to the extent that realization is not believed to be more likely than not, a valuation allowance is established. In the event we determine that we are unable to realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be necessary, resulting in a charge to income in the period such determination is made. Likewise, if we later determine that it is more likely than not that our deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our net deferred tax assets as of September 30, 2007 and December 31, 2006 were $73.7 million and $74.6 million, respectively.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), we recorded a deferred tax benefit on certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot record a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is adversely affected. In accordance with SFAS 123R, we recorded a net deferred tax asset for the book compensation expense related to non-qualified stock options, which was approximately $30.5 million at September 30, 2007. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if we do not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to decrease additional paid-in capital.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$136,974	86%	$98,968	83%	$38,006	38%
Service	22,523	14%	19,846	17%	2,677	13%

Total net revenue	$159,497	100%	$118,814	100%	$40,683	34%

Net product revenue:
Chassis	$97,252	71%	$66,309	67%	$30,943	47%
Stackable	39,722	29%	32,659	33%	7,063	22%

Total net product revenue	$136,974	100%	$98,968	100%	$38,006	38%

	Nine Months Ended September 30,
	2007		2006
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$372,976	85%	$284,320	83%	$88,656	31%
Service	65,574	15%	56,920	17%	8,654	15%

Total net revenue	$438,550	100%	$341,240	100%	$97,310	29%

Net product revenue:
Chassis	265,965	71%	188,776	66%	$78,149	42%
Stackable	107,011	29%	95,544	34%	10,507	11%

Total net product revenue	$372,976	100%	$284,320	100%	$88,656	31%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Americas	70%	63%	69%	62%
EMEA	16%	17%	16%	18%
Asia Pacific	9%	10%	9%	8%
Japan	5%	10%	6%	12%

     Net product revenue increased 38% and 31% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 primarily due to increased sales of our LAN switching and WAN router product families, and expansion of our sales organization from 349 sales personnel in the third quarter of 2006 to 397 in the third quarter of 2007. Net product revenue from our chassis-based products improved due to greater volume shipments of our RX, SuperX, and XMR/MLX platforms for the enterprise and service provider markets. Revenue for the RX, SuperX and XMR/MLX platforms, along with the associated accessories, increased by $35.8 million and $98.7 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases were offset by a $3.7 million and $19.0 million decrease in revenue for our older “JetCore” based BigIron and FastIron platforms for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. Sales to the United States government accounted for approximately 22% of total net revenue for the third quarter of 2007, up from 20% in the third quarter of 2006 and grew approximately 44% in absolute dollars. Sales to the United States government for the nine months ended September 30, 2007 and 2006 accounted for approximately 17% of total net revenue, but grew approximately 26% in absolute dollars. The increase in our overall product sales is mainly attributed to the greater volume of shipments for the three and nine months ended September 30, 2007, compared to the same periods in 2006.
     Other than the United States government, no individual customer accounted for more than 10% of our net product revenue for the three and nine months ended September 30, 2007 and 2006.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with terms ranging from one to five years, most service contracts are purchased with a one year term. The 13% and 15% increases in service revenue in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, were due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. Our customer base grew by approximately 1,200 new accounts from September 30, 2006 to September 30, 2007.
     Gross Margin
     The following table presents gross margin and the related gross margin percentages (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %

Gross margin:
Product	$81,942	60%	$55,500	56%	$215,112	58%	$158,065	56%
Service	18,128	80%	16,440	83%	50,269	77%	48,446	85%

Total gross margin	$100,070	63%	$71,940	61%	$265,381	61%	$206,511	61%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The increase in product gross margins as a percentage of net product revenue in the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to the shift in sales from our lower margin stackables products to our higher margin chassis products, improved pricing and lower manufacturing costs achieved in our new product families as shipments achieved greater volume.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in the three and nine months ended September 30, 2007, over the same periods in 2006 were due to the expansion of our customer support infrastructure to support a larger and more diverse customer base. As we support a larger installed base of multi-national enterprise and service provider customers, it has become necessary to make further investments in our international support infrastructure, logistics capabilities and inventory. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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

     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Research and development	$18,425	12%	$16,740	14%	10%	$57,528	13%	$53,771	16%	7%
Sales and marketing	38,425	24%	30,454	26%	26%	116,985	27%	96,069	28%	22%
General and administrative	10,271	6%	10,714	9%	(4%)	32,975	8%	33,890	10%	(3%)
Other charges, net	60	—	4,207	4%	(99%)	5,660	1%	9,887	3%	(43%)
     Research and development expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, prototype materials, depreciation of equipment used in research and development activities and the cost of facilities. Research and development expenses for the three and nine months ended September 30, 2007 increased $1.7 million and $3.8 million, respectively, compared to the same periods in 2006. Payroll expense increased $1.9 million and $5.7 million in the three and nine months ended September 30, 2007, respectively, which was partially offset by a decrease in prototype material spending of $0.2 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. In the three months ended September 30, 2007, the payroll expense increase was primarily due to increased salary costs due to increased headcount and salary adjustments and an increase in stock-based compensation expense of $1.0 million. In the nine months ended September 30, 2007, the payroll expense increase was due to increased salary costs, partially offset by a decrease in stock-based compensation expense of $1.7 million. Included in the increased salary costs for the nine months ended September 30, 2007 were special one-time bonuses recorded in the quarter ended March 31, 2007 of $3.4 million, of which $1.6 million related to the suspension of our ESPP and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. Our research and development headcount increased from 212 in the third quarter of 2006 to 239 in the third quarter of 2007. The decreases in prototype material were due to the introduction of the RX, XMR/MLX in late 2005 and early 2006.
     Sales and marketing expenses consist primarily of salaries, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows, advertising, promotional expenses and the cost of facilities. Sales and marketing expenses for the three and nine months ended September 30, 2007 increased $8.0 million and $20.9 million, respectively, compared to the same periods of 2006. Sales and marketing department payroll, fringe benefits and commission expenses increased by $8.0 million and $18.6 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Commission expense increased $4.1 million and $10.4 million for the three and nine months ended September 30, 2007, respectively, due to the increase in sales revenue as compared to the same periods in 2006. The payroll and fringe benefits expenses increased as a result of the increase in our sales and marketing headcount from 407 employees in the third quarter of 2006 to 467 in the third quarter of 2007. Included in the payroll and fringe benefits increase for the nine months ended September 30, 2007 were special one-time bonuses recorded in the quarter ended March 31, 2007 of $3.2 million, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. The increases in payroll costs were partially offset by a decrease in stock-based compensation expense of $3.4 million for the nine months ended September 30, 2007, as compared to the same period of 2006. Travel related expenses increased by $1.1 million for the nine months ended September 30, 2007, as compared to the same period in 2006. In addition, the carrying costs associated with the level of evaluation and demonstration inventory at customer sites increased by $0.8 million for the nine months ended September 30, 2007, as compared to the same period of 2006.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, stock-based compensation expense, facilities, bad debt, legal fees, accounting fees, and other general corporate expenses. General and administrative expenses for the three and nine months ended September 30, 2007 decreased $0.4 million and $0.9 million, respectively, compared to the same periods of 2006, primarily due to decreases in legal costs and bad debt expenses, partially offset by increases in accounting and consulting service fees and payroll expenses. Legal costs decreased by $2.1 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006, primarily due to lower patent litigation expenses in 2007. Bad debt expenses decreased by $0.9 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to lower account receivables write offs in 2007. Consulting services fees increased $0.9 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to increased costs relating to our upgrade of our ERP system. In the three months ended September 30, 2007, payroll expenses increased $0.7 million as compared to the same period of 2006. Headcount increased from 74 at the end of September 30, 2006 to 82 at the end of September 30, 2007. In the nine months ended September 30, 2007, payroll expenses increased $2.0 million due to increased salary costs, partially offset by a decrease in stock-based compensation expense for the nine months ended September 30, 2007 of $0.7 million. Included in the increased salary costs for the nine months ended September 30, 2007 were special one-time bonuses recorded in the quarter ended March 31, 2007 of $0.7 million, of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. Accounting fees increased $1.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006 due to increased costs relating to the extension of our fiscal year 2006 audit.
     Other charges, net, consist primarily of litigation settlement charges and charges relating to professional fees and other costs associated with the investigation of stock option grants to our employees.
•	Litigation settlement charges of $5.4 million were recognized in the nine months ended September 30, 2006 in connection with settlement agreements reached separately, with Lucent and Alcatel—Lucent. Litigation settlement charges pertained primarily to the accrual of costs incurred and payable to Lucent and Alcatel—Lucent related to past periods.

•	For the three months ended September 30, 2007 and 2006, costs of $0.1 million and $4.2 million were incurred, respectively, for the independent review of our stock option practices and for the nine months ended September 30, 2007 and 2006, costs of $5.7 million and $4.5 million were incurred, respectively, related to this review. The remaining costs associated with the review should not be material going forward.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $11.4 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively. We recorded interest and other income of $32.3 million and $24.5 million for the nine months ended September 30, 2007 and 2006, respectively. These increases were primarily due to increased average investment balances and higher interest rates. Our total cash and investments increased $105.5 million, or 13%, from September 30, 2006 to September 30, 2007. In the nine months ended September 30, 2007, we recorded an expense of $0.4 million in interest and other income, net related to the extension of the exercise date for stock options held by certain former employees who were not permitted to exercise their stock options until the completion of our restatement of our financial statements and our public reporting obligations to the U.S. Securities and Exchange Commission had been met. As of September 30, 2007, there are no remaining costs associated with the extension of these exercise dates. We believe our interest income will gradually decline over the next several quarters as a result of the recent Federal Reserve interest rate reductions and as we continue to execute on our share repurchase program.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2007 and 2006 were 38% and 36%, respectively. The effective income tax rates for the nine months ended September 30, 2007 and 2006 were 38% and 40%, respectively. These rates reflect applicable federal and state tax rates, offset by federal and state research and development tax credits, export sales incentives, and tax-exempt interest income. The higher effective tax rate for the three months ended September 30, 2007 compared to the prior year was primarily due to decreased reserves related to the expired statute of limitations. The lower effective tax rate for the nine months ended September 30, 2007 compared to the prior year was primarily due to the decreased impact of stock-based compensation and the extension of the federal research and development credit, partially offset by reduced export incentive benefits.
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

     Subsequent to the adoption of FIN 48 as of January 1, 2007, there was a reduction in unrecognized tax benefits of $1.8 million recorded under FIN 48 resulting from the lapse of the applicable statute of limitations.
     Liquidity and Capital Resources
     Cash and investments increased $59.2 million from December 31, 2006 to September 30, 2007 primarily due to cash generated from operations of $57.3 million. Cash provided by operating activities was primarily attributable to net income of $52.3 million, plus adjustments for non-cash charges, including $32.7 million of stock-based compensation expense, $3.1 million of inventory provisions and $8.4 million of depreciation and amortization, partially offset by a net increase in operating assets and liabilities of $28.7 million and an increase in deferred tax assets of $3.2 million.
     Inventories were $42.9 million and $34.9 million as of September 30, 2007 and December 31, 2006, respectively. During the first three quarters of 2007, we increased our inventory levels to support a broader product offering and larger installed customer base. Inventory turnover was approximately 6.5 and 6.6 as of September 30, 2007 and December 31, 2006, respectively.
     Accounts receivable, net of allowance for doubtful accounts and provision for sales returns, increased $38.8 million during the three quarters of 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 63 days and 50 days for the three months ended as of September 30, 2007 and December 31, 2006, respectively.
     In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase our stock expires on December 31, 2008. During the three months ended September 30, 2007, we repurchased 2.1 million shares of our common stock via open market purchases at an average price of $17.84 per share. The total purchase price of $38.0 million was reflected as a decrease to retained earnings in the three months ended September 30, 2007.
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

     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$13,537	$5,430	$6,495	$1,612	$—
Purchase commitments with contract manufacturers	67,989	67,989	—	—	—

Total contractual cash obligations	$81,526	$73,419	$6,495	$1,612	$—

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that may subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
     Off-Balance Sheet Arrangements
     Other than operating leases of facilities and purchase commitments with contract manufacturers, we do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2007 or December 31, 2006 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in Internal Control over Financial Reporting. There were no significant changes to our internal controls during the quarter ended September 30, 2007 that have materially affected our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 3, “Commitments and Contingencies — Litigation” to Condensed Consolidated Financial Statements which is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Sales to our ten largest customers accounted for 28% and 31% of net product revenue for the nine months ended September 30, 2007 and 2006, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui & Co. Ltd., our reseller in Japan, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.
     Although our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:
•	our reseller agreements generally do not require substantial minimum purchases;

•	our customers can stop purchasing and our resellers can stop marketing our products at any time; and

•	our reseller agreements generally are not exclusive and are for one-year terms, with no obligation of the resellers to renew the agreements.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 17% of our total revenue for the nine months ended September 30, 2007 and 2006. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

The matters relating to our Special Committee investigation into our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings which could burden Foundry and have a material adverse effect on us.
     The inquiries by the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) into, and the investigation by our Special Committee of, our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. We have cooperated with the DOJ and the SEC and expect to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. As described in Note 3, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, these DOJ and SEC inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.
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
     Because of the uncertain nature of the economic environment and rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. In addition, prior results for any period are not a reliable indication of future performance. In the future, our revenue may remain the same, decrease or increase, and we may not be able to sustain or increase profitability on a quarterly or annual basis. As a consequence, operating results for a particular quarter are extremely difficult to predict.
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
     We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options and/or restricted stock. In order to improve productivity, we have historically used stock options and/or restricted stock to motivate and retain our employees. The additional compensation expense that must now be recognized in connection with grants of stock options and restricted stock may limit the attractiveness of using stock options and restricted stock as a primary incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
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
     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. Since adoption of this standard, effective January 1, 2006, we were subject to a substantial increase in compensation costs, and the accounting change will further significantly impact our operating results in future periods. The adoption of this standard may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.
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
We had a material weakness in internal control over financial reporting in the past and cannot assure that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.
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
     In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2005. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of September 30, 2007, because management determined that as of September 30, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.
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
     As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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

Date: November 7, 2007

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