Form 10-K
period 2007-12-31
FOUNDRY NETWORKS INC
filed 2008-02-26
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26689

FOUNDRY NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0431154
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4980 Great America Parkway Santa Clara, CA 95054 (Address of principal executive offices, including zip code)

(408) 207-1700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value (Title of each class)	The Nasdaq Stock Market LLC (Nasdaq Global Select Market) (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $2,024,158,000, based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 150,025,072 shares of the registrant’s common stock issued and outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10-14) incorporates information by reference from the definitive proxy statement for the 2008 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2007.

FOUNDRY NETWORKS, INC.

PART I

Item 1.	Business.

Overview

Foundry Networks, Inc., a Delaware corporation founded in 1996, designs, develops, manufactures, markets and sells switching and routing solutions designed for wired and wireless local area networks (LANs), metropolitan area networks (MANs), wide area networks (WANs), in addition to other infrastructure products for both enterprise networks and the Internet. We sell a wide variety of fixed configuration switches and modular platforms, referred to as chassis.

Our platforms are designed to operate within Layer 2 through 7 of the Open System Interconnect (OSI) model for data networking as described below:

Transport Set —

•	Layer 1: Physical — This is the level of the actual hardware. It defines the physical characteristics of the network such as connections, voltage levels and timing.

•	Layer 2: Data — In this layer, the appropriate physical protocol is assigned to the data. Also, the type of network and the packet sequencing is defined.

•	Layer 3: Network — The way that the data will be sent to the recipient device is determined in this layer. Logical protocols, routing and addressing are handled here.

•	Layer 4: Transport — This layer maintains flow control of data and provides for error checking and recovery of data between the devices. Flow control means that the Transport layer looks to see if data is coming from more than one application and integrates each application’s data into a single stream for the physical network.

Application Set —

•	Layer 5: Session — Layer 5 establishes, maintains and ends communication with the receiving device.

•	Layer 6: Presentation — Layer 6 takes the data provided by the Application layer and converts it into a standard format that the other layers can understand.

•	Layer 7: Application — This is the layer that actually interacts with the operating system or application whenever the user chooses to transfer files, read messages or perform other network-related activities.

We design, develop, manufacture, market and sell networking platforms that address three primary areas of the data networking market. This includes:

Layer 2/3 Switches — These platforms are designed to connect users in an enterprise network allowing them to share information, printers and storage devices. We offer a variety of platforms to allow customers to design a network to meet their needs. This includes the EdgeIron, FastIron and BigIron product families. Our Layer 2 and Layer 3 switches provide the intelligence, speed and cost effectiveness required to support the increasing use of bandwidth-intensive and Internet-based applications.

Layer 4-7 Switches — These platforms are designed for application traffic management, allowing customers to enable specific features to improve the performance of specific applications or improve the performance of a server farm. This includes our ServerIron and SecureIron switch family. Our high-performance Internet traffic management systems with network intelligence capabilities allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic.

Metro and Internet Routers — These platforms are designed to handle internet traffic within Service Provider networks. These are Ethernet based routers designed to run a common protocol known as Multi-Protocol Label Switching (MPLS). This category includes our NetIron router families. Our Metro and internet routers are designed to deliver the capabilities and performance needed to provide efficient and reliable routing services to Internet data centers around the world.

Our networking products have been deployed in key enterprise, service provider, and High Performance Computing (HPC) markets that include government agencies, education, healthcare, entertainment, automotive, energy, retail, financial services, aerospace, technology, transportation, and e-commerce. For enterprise customers, we provide a complete end-to-end solution with our FastIron®, SecureIron®, FastIron Edge®, FastIron Workgroup®, IronPointtm, NetIrontm, BigIron®, ServerIron®, and EdgeIrontm product lines. Our enterprise products are designed for wireless access, wiring closet, VoIP, data center, WAN access and campus solutions. Our products support a wide array of interfaces such as wireless, 10/100/1000 Ethernet, 1 GbE (copper and fiber), 10GbE (10GbE) and Packet over SONET so that our customers can leverage their existing infrastructures. Our service provider markets include Metro service providers, Internet service providers, web hosting and Internet data centers, application service providers, and Internet exchanges. For service providers, we offer our BigIron switches, NetIron® Metro and Internet routers, and ServerIron web switches. Our switching and routing products can be managed with our IronView® Network Manager software products. We sell our products through a direct sales force, integrators and resellers. By providing high levels of performance and intelligence capabilities at competitive price points, we provide comprehensive solutions to address the enterprise and service provider markets.

Market Trends and Business Drivers

According to the 2007 Ethernet Switch Five Year Forecast Report, published by the independent research firm, Dell’Oro, the Ethernet switch market is expected to grow steadily over the next three years. In addition, Dell’Oro has projected that 10GbE switch port shipments will represent the strongest growth segment of the Ethernet switch market. Although 10GbE port shipments are expected to grow in 2008-2010, our revenues may grow at a slower rate, or not at all, due to pricing pressures from increased competition and rapid technological change.

Foundry was an early leader in bringing 10GbE products to market. Since the introduction of our first 10GbE switch product, we have continued to bring new 10GbE products and solutions to market. Our 10GbE customers include the education, health-care, government, manufacturing and entertainment industries, as well as service providers across the globe. 10GbE is the highest-speed Ethernet available today. 10GbE offers the potential to unify and simplify networking on a global scale with all the benefits and cost efficiencies of Ethernet.

In addition to the need for high-performance, high-reliability, and high-availability networking solutions, today’s enterprises and service providers are facing business drivers that place new demands on their networks. These drivers include convergence, mobility and security.

Convergence — Although convergence primarily refers to using the same network for data, voice, and video, it also refers to the demands placed on networks that support mission-critical applications such as Enterprise Resource Management (ERP), Customer Relationship Management (CRM), financial reporting, accounting, and other business processes. As businesses seek to accommodate network user needs, adding bandwidth alone is not an adequate solution. Not only have the types of traffic proliferated, but different applications require different levels of network service. This need is addressed by application switching, also known as Layer 4-7 switching. Application switches extend their features and functions by examining data in Layers 4 through 7 of the OSI model. Not only does a Layer 4-7 switch provide benefits such as optimization of computing resources, it can also provide critical protection from external threats such as denial of service (DoS) attacks and address costly nuisances such as unwanted email solicitations, sometimes called “spam email.” This business driver fuels demand for additional features and functions that networks can perform. Supplying these features and functions has the potential to be a significant differentiator in the market.

Mobility — Wireless networking has rapidly gained acceptance in the market place. Wireless networking provides many benefits, including coverage of areas that would be difficult to cable and simplification of changes when personnel move within an organization. On the horizon is the larger opportunity of mobility. Whereas wireless networking focused on lowering the total cost of ownership, mobility seeks to enhance return on investment. With advanced features and functions, mobility will enable businesses to achieve productivity gains by seamlessly extending productivity tools to multiple locations. This business driver fuels demand for integration in wired and wireless networking. A company that has expertise in switch and routing potentially has a competitive advantage over providers of wireless devices to the extent that it can offer a superior integrated solution.

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

Strategy

Our objective is to be a leading provider of next-generation, high-performance network solutions. We intend to achieve this objective by providing a broad suite of cost-effective, high performing network switching and routing products. Key elements of our strategy include:

Continue to Deliver Products that Meet the Needs of the High-End Switching Market.  We intend to continue to broaden our high-end enterprise and service provider switch portfolio to meet customer needs for greater bandwidth, more flexible interfaces, advances in Internet networking protocols, convergence, mobility, and enhanced security. We intend to continue to offer value-added feature sets that provide for reliability, redundancy, ease of use and management of the network, yielding a lower total cost of ownership.

We have introduced products that address five strategic data networking areas, and we intend to continue to enhance our product portfolio in these areas:

•	10-Gigabit Ethernet — Our 10GbE solutions have achieved commercial success in the marketplace. 10GbE addresses the key concerns facing data networking businesses today — the continued need for additional bandwidth while building a reliable network. Our 10GbE offerings include the EdgeIron, FastIron, BigIron, ServerIron and NetIron product families. The FastIron SuperX family of modular switches began shipment in 2006 as an edge aggregation switch for both the traditional enterprise and VoIP market segments. The BigIron RX modular switch began shipment in July 2005 as an enterprise core router, high performance computing core switch, and as a data center and infrastructure router for service providers. The introduction of these products is central to our strategy of offering high performance 10 GbE capable switches and routers from the enterprise edge to the Internet core.

•	Mobility — Our IronPointtm family of wireless products have been designed to meet mobility requirements and support a diverse set of environments. The IronPoint Access Point is a cost-effective solution that allows enterprise networks to quickly and easily enable safe and secure wireless access. The IronPoint Access Point can also be connected to the IronPoint-FES Wireless Switch for enhanced management, mobility and security.

•	Voice-over-IP (VoIP) — An increasing number of enterprises are migrating to converged environments in which voice, video, and data are carried by the same network to take advantage of valuable business benefits such as reduced costs and increased productivity. A converged network needs a network foundation that provides superior performance, high availability and secure, guaranteed voice quality. Our strategy is to provide high-performance networking products and the tools necessary to configure and optimize a converged environment. Our adherence to industry and international standards allows customers to successfully use a wide variety of IP phones from industry providers such as Avaya Inc., Cisco Systems, Inc., Mitel Networks Corp., Nortel Networks, Shoretel Inc., and Siemens AG. Our FastIron SuperX and FastIron Edge switch support legacy and industry standard 802.3af Power over Ethernet, automated Quality of Service (QoS), redundant and hot swappable power supplies, wireless mobility, and a range of VoIP security features. These provide customers the technology needed to power new devices such as IP phones, optimize network performance, and manage network resources. We intend to further develop and expand our networking and management offerings for converged environments so that customers will have more options for efficiencies and productivity.

•	Security — As networking has become an essential part of nearly all businesses, agencies, and organizations, security has become an integral part of designing and deploying today’s networks and data centers. Securing this infrastructure against debilitating attacks from malicious users is necessary to ensure sustained business operations. Mobility, convergence, and Web-centric applications are rendering centralized security models less effective. Today, organizations require distributed, network-wide, security architectures to protect against threats from outside the network and to minimize vulnerabilities inside the network. Our security offerings are both embedded into our standard switching platforms and complimented by a stand-alone security platform offered within the SecureIron product family.

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

Continue to Expand our Metro and Internet Router Capabilities to Address this Market and Deliver a New Level of Price/Performance.  We remain committed to the service provider and metro provider markets while growing our enterprise business. We have product offerings and planned enhancements for Multi-Protocol Label Switching, Virtual Private LAN Services (VPLS), traffic engineering (TE) and multiplexing of different services over Virtual LAN (VLAN).

Continue to Leverage our Product Capabilities to Address Emerging Markets.  Our strategy is to position ourselves to benefit from the acceptance of Gigabit and 10 Gigabit Ethernet in such environments as metropolitan area networking (MAN), Gigabit Ethernet storage area networking (SAN), VoIP, and content distribution networks. We believe the key advantages of 1 and 10 Gigabit Ethernet, such as price, simplicity and ease of use, will allow this technology to migrate into many new adjacent markets over time. We work with select partners when additional non-networking hardware or software is needed for solutions such as VoIP and SAN. We also intend to explore additional product offerings in adjacent technologies that would benefit our installed customer base by providing ease of management, cost efficiencies, or productivity gains.

Continue to Deliver High-Performance Application Traffic Management Systems.  We believe demand for Internet traffic management intelligence capabilities will be an important growth area for web-based businesses, Internet service providers and traditional enterprise networks. We intend to continue improving the performance and functionality of our Internet traffic management products. Our products are designed to enable web-based businesses and Internet service providers to deliver new applications and services to customers, while providing a high degree of service reliability.

Expand Global Sales Organization.  We intend to continue the global expansion of our sales organization utilizing a direct sales organization in the United States and abroad, strategic channel partners outside the United States and select integration partners. We intend to increase our worldwide sales force and establish additional channel partner relationships to build a greater worldwide sales presence.

Deliver World Class Service and Support.  We intend to expand our service and support infrastructure to meet the needs of our growing customer base. Our goal is to offer a wide range of service and support programs to meet customer needs, including prompt on-site hardware replacement, 24-hour, seven days-a-week web and telephone support, parts depots in strategic global locations, system and network management software updates, and technical documentation updates.

Sales and Marketing

Our sales strategy includes domestic and international field sales organizations, domestic and international resellers, domestic and international integration partners, and marketing programs.

Domestic field sales.  Our domestic field sales organization establishes and maintains direct relationships with key accounts and strategic customers. To a lesser extent, our field organization works with resellers and integrators to assist in communicating product benefits to end-user customers and proposing networking solutions. As of December 31, 2007, our domestic sales organization consisted of 301 sales representatives and systems engineers.

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

International sales.  Product fulfillment and first level support for our international customers are provided by resellers and integrators. As of December 31, 2007, our international field organization consisted of 139 sales representatives and system engineers who conduct sales, marketing, and support activities. Our international sales organization establishes and maintains direct relationships with resellers, integrators, and end-users. Our export product sales represented 35% and 39% of net product revenue in 2007 and 2006, respectively. Information on net product sales to customers attributable to our geographic regions is included in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

Marketing programs.  We have numerous marketing programs designed to inform existing and potential customers, the press, industry standard analyst groups, resellers and integrators about the capabilities and benefits of Foundry and our products and solutions. Our marketing efforts also support the sale and distribution of our products through our field organizations and channels. These efforts include advertising, public relations, participation in industry trade shows and conferences, public seminars, Webcasts, participation in independent third-party product tests, presentations, and maintenance of our web site.

Customer Service and Support

Our service and support organization maintains and supports products sold by our field organization to end-users. We provide 24-hour assistance, including telephone and Internet based support. Our customer service offerings also include parts depots in strategic locations globally, implementation support, and pre-sales service. Typically, our resellers and integrated partners are responsible for installation, maintenance, and support services to their customers.

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

We have regional Centers-of-Excellence in Santa Clara and Irvine, California, Denver, Colorado, Chicago, Illinois, Boston, Massachusetts, New York City, New York, and Herndon, Virginia. We also have Centers-of-Excellence in London, Munich, Tokyo and Toronto. These Centers-of-Excellence include executive briefing centers and serve as major customer demonstration centers, regional technical support centers, and equipment depot centers.

Significant Customers

Sales to our ten largest customers accounted for 27%, 29% and 30% of net product revenue for 2007, 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui & Co., our reseller in Japan (“Mitsui”), could cause our revenue and profitability to suffer. Sales to United States government and individual agencies accounted for approximately 18%, 17% and 19% of our total revenue in 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for 10% or more of our net product revenue, other than the U.S. Government. As of December 31, 2007 and 2006, ten customers accounted for approximately 38% and 30%, respectively, of our net outstanding trade receivables.

Manufacturing

We operate under a modified “turn-key” process, utilizing strategic manufacturing partners that are ISO 9000 certified and have global manufacturing capabilities. During fiscal year 2007, we obtained ISO 9001:2000 certification for the design, development, support and manufacturing operations of high performance switching, routing, security and web traffic management products and solutions. All designs, documentation, selection of approved suppliers, quality control, and configuration are performed at our facilities. Our manufacturing operations consist of quality assurance for subassemblies and final assembly and test. Our manufacturing process also includes the configuration of products in unique combinations to meet a wide variety of individual customer requirements. We use automated testing equipment and “burn-in” procedures, as well as comprehensive inspection and testing, to ensure the quality and reliability of our products. Our approach to manufacturing provides the flexibility of outsourcing while maintaining quality control of products delivered to customers. Because quality is a priority in our operations, we have a quality council consisting of interdepartmental leaders that meet weekly to monitor quality and to drive continuous improvement. The results of our enhancements are measured by several metrics, including the number of events reported to customer support in relation to systems shipped.

We currently have four manufacturing partners. Celestica, Inc., located in San Jose, California, Flash Electronics, Inc., located in Fremont, California and Shanghai, China, and Proworks Inc, located in San Jose, California, assemble and test printed circuit boards. Sanmina-SCI Corp., located in San Jose, assembles and tests printed circuit boards and our backplane products. Celestica, Inc., Sanmina-SCI Corp., and Flash Electronics, Inc. have global manufacturing facilities providing back-up capability and local content for foreign sales if required. We perform all prototype and pre-production procurement and component qualification with support from our manufacturing partners. Our agreements with our contract manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by our contract manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. We also have third-party OEMs such as Meru Networks and Accton who manufacture some products that we purchase and resell under the Foundry brand.

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

We currently purchase components from several sources, including certain integrated circuits, power supplies and long-range optics, which we believe are readily-available from other suppliers. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. In addition, our newer product families integrate customizable network processors from sole source suppliers such as Marvell Technology Group Ltd. and Freescale Semiconductor, Inc.

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

Our research and development operations involve development activities that utilize both custom and commercial integrated circuits, which enables us to quickly bring new products and features to market. We continue to develop new switching solutions that provide new levels of performance, scalability, and functionality. We had 266 engineers at the end of 2007, compared to 219 engineers at the end of 2006. Our research and development expenses were $77.1 million in 2007, $70.7 million in 2006 and $53.0 million in 2005, or 13%, 15% and 13%, of net revenue in 2007, 2006 and 2005, respectively.

Competition

We believe the key competitive factors that affect our markets are technical expertise, pricing, new product innovation, product features, service and support, brand awareness, and distribution. We intend to remain competitive through ongoing investment in research and development efforts to enhance existing products and introduce new products. We will seek to expand our market presence through aggressive marketing and sales efforts. However, our market continues to evolve, and we may not be able to compete successfully against current and future competitors.

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

In addition to Cisco, we compete against 3Com, Alcatel-Lucent, Enterasys Networks, Extreme Networks, F5 Networks, Inc., Force 10 Networks, Hewlett-Packard, Huawei Technologies, Juniper Networks and Nortel Networks. Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases than we do. As a result, we anticipate that we will have to continue to adjust prices on many of our products to stay competitive.

Seasonality

We experience some seasonal trends in the sale of our products. For example, sales to the U.S. government are typically stronger in the third calendar quarter and sales to European customers tend to be weaker in the summer months.

Backlog

Our backlog generally represents orders for which a customer purchase order has been received for product to be shipped within 90 days. Purchase orders often include service contracts which are also part of our backlog. Orders are subject to cancellation, rescheduling or product specification changes by the customers. Because of industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our own practice of allowing such changes and cancellations, we do not consider this backlog to be firm. In addition, actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. For these reasons, we believe our backlog at any given date is not a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Intellectual Property

Our success and ability to compete are heavily dependent on our internally developed technology and know-how. Our proprietary technology includes our Field Programmable Gate Arrays (FPGAs), Programmable Logic Devices (PLDs), as well as our IronCore, JetCore, and Terathon hardware architecture, our IronWare software, our IronView network management software, and certain system and mechanical designs. Different variations and combinations of these proprietary technologies are implemented across our product offerings. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual restrictions on disclosure, to protect our intellectual property rights in these proprietary technologies.

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

The networking industry’s products are characterized by the need to conform with interoperability standards which may be subject to patent claims. A number of companies in related industries with significant patent portfolios have attempted to extract licensing revenue and our industry has been the subject of frequent infringement claims, and related litigation regarding patent and other intellectual property rights. In addition, many companies in the networking market have patent portfolios. As a result of the existence of a large number of patents and rapid rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe intellectual property rights that may be claimed by others. See Item 3, “Legal Proceedings,” below for pending litigation related to intellectual property matters.

Employees

As of December 31, 2007, we had 981 employees, consisting of 440 in sales, 72 in customer service and marketing, 266 in engineering, 109 in manufacturing, and 94 in general and administrative. None of our employees are represented by a labor union, with the exception of several foreign employees who are required by local country employment laws to have labor union representation. We have never experienced a work stoppage and believe our employee relations are good. Competition for technical personnel in the networking industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel.

Available Information

Our web site is located at www.foundrynet.com. Our investor relations website is located at http://www.foundrynet.com/company/ir/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A.	Risk Factors.

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

We also compete with other companies, such as 3Com, Alcatel-Lucent, Enterasys Networks, Extreme Networks, F5 Networks,, Force 10 Networks, Hewlett-Packard Company, Huawei Technologies, Juniper Networks and Nortel Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors. For example, Alcatel combined with Lucent in 2006.

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

Our gross margins and average selling prices of our products have decreased in the past and could decrease as a result of competitive pressures and other factors.

Our industry has experienced erosion of average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological change. The average selling prices of our products have decreased in the past and may continue to decrease in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. Both we and our competitors occasionally lower sales prices in order to gain market share or create more demand. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. Such intense pricing competition could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.

Our gross margins may be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels. Although management continues to closely monitor inventory levels, declines in demand for our products could result in additional provisions for excess and obsolete inventory. Additionally, our gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which our products are sold. For example, we generally realize higher gross margins on direct sales to an end user than on sales through resellers or to our OEMs. As a result, any significant shift in revenue through resellers or to our OEMs could harm our gross margins. In addition, if product or related warranty costs associated with our products are greater than we have experienced, our gross margins may also be adversely affected.

Weak economic and market conditions or geopolitical turmoil may adversely affect our revenue, gross margins and expenses.

Our revenue and operating results may fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. Additionally, there is an unknown risk that problems in the United States credit markets occasioned by problems in the United States housing market may expand such that it impacts the greater United States economy to the degree that it could negatively impact our prospective financial service and retail customers as well as customer demand in other areas. If economic conditions in the United States worsen, we may experience material negative effects on our business, operating results and financial condition. There can be no assurance that we will be able to improve or even maintain our financial results or that economic and market conditions will not deteriorate. There is also the possibility that problems with the United States market will have a negative impact on the global economy or that political turmoil in other parts of the world, including terrorist and military actions, may weaken the global economy which can also negatively impact our business.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of February 25, 2008, we held $83.2 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans. As of February 25, 2008, $65.7 million of our adjustable rate securities rated AAA, and $17.5 million had an AA credit rating. Auctions for some of these adjustable rate securities have recently failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements.

If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value.

We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

Sales to our ten largest customers accounted for 27%, 29% and 30% of net product revenue for the year ended December 31, 2007, 2006 and 2005, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui & Co. Ltd., our reseller in Japan, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

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

As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 18%, 17% and 19% of our total revenue for the year ended December 31, 2007, 2006 and 2005, respectively. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

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

Our principal limited or sole-sourced components include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Proprietary ASICs used in the manufacture of our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate our ASICs can be lengthy. In addition, our newer product families integrate customizable network processors from sole source suppliers such as Marvell Technology Group Ltd. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, we have experienced shortages in allocations of components, resulting in delays in filling orders. We may encounter shortages and delays in obtaining components in the future, which could impede our ability to meet customer orders. Our proprietary ASICs, which provide key functionality in our products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period.

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

The inquiries by the Department of Justice (the “DOJ”) and the Securities and Exchange Commission (“SEC”) into, and the investigation by the Special Committee of our Audit Committee of, our past stock option granting practices and the restatement of our fiscal 1999-2005 financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. We have cooperated with the DOJ and the SEC and expect to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. As described in Note 3, “Commitments and Contingencies — Litigation,” to Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, the derivative actions, these DOJ and SEC inquiries and any future government inquiries, investigations or actions. These actions and inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.

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

A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted us regarding a license. We carefully review all license requests, but are unwilling to license technology that we believe is not required for our product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by us to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm our business.

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 3, “Commitments and Contingencies — Litigation,” to Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders which could cause us to lose revenue.

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

In an effort to gain market share and support our customers, we have expanded and expect to continue to expand our direct sales operations and customer service staff to support new and existing customers. The timing and extent of such expansion are uncertain. We currently outsource our technical support to a third-party provider in Australia to support our customers on that continent. In the future, we may utilize third-party contractors in other regions of the world as part of our expansion effort. Expansion of our direct sales operations, reseller channels, and customer service operations may not be successfully implemented, and the cost of any expansion may exceed the revenue generated.

Our operations in international markets involve inherent risks that we may not be able to control. As a result, our business may be harmed if we are unable to successfully address these risks.

Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Mitsui & Co. Ltd. in Japan, Stark Technology in Taiwan, and Samsung Corporation in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. In particular, our revenue from Japan depends primarily on Mitsui’s ability to sell our products and on the strength of the Japanese economy. There are a number of additional risks arising from our international business, including:

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our ability to increase revenue in the future is dependent on increased demand for our products and our ability to ship larger volumes of our products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products. Delays in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. We continue our practice of not providing quantitative guidance as to expected revenues for future quarters. In the future, we may begin to provide quantitative guidance again, but could again discontinue the practice if we believe the business outlook is too uncertain to predict. Any such decision could cause our stock price to decline.

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

Orders are generally cancelable at any time prior to shipment. Reasons for cancellation could include our inability to deliver products within the customer’s specified timeframe due to component shortages or high priority government orders that take precedence over commercial enterprise orders, as well as other reasons.

Our revenue for a particular period may also be difficult to predict and may be adversely affected if we experience a non-linear, or back-end loaded, sales pattern during the period. We typically experience significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels and inventory planning. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times.

In addition, we may incur increased costs and expenses related to sales and marketing (including expansion of our direct sales operations and distribution channels), customer support, expansion of our corporate infrastructure, legal matters, and facilities expansion. We base our operating expenses on anticipated revenue levels, and a high percentage of our expenses are fixed in the short-term. As a result, any significant shortfall in revenue relative to our expectations could cause a significant decline in our quarterly operating results.

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

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. Since adoption of this standard, effective January 1, 2006, we have experienced a substantial increase in compensation costs, and the accounting change will further significantly impact our operating results in future periods. The adoption of this standard may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.

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

We had a material weakness in our internal control over financial reporting in the past, and we cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on our internal control over financial reporting.

In assessing the findings of our voluntary review of our historical stock option granting practices, our management identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2005. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2007, because management determined that as of December 31, 2007 there were effective controls designed and in place to prevent or detect a material misstatement, and therefore, the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

We may engage in acquisitions that could result in dilution for our stockholders, disrupt our operations, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

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

If our products do not interoperate with our customers’ networks, our sales may be delayed or cancelled and our business could be harmed.

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

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Recent environmental legislation within the European Union (the “EU”) may increase our cost of doing business internationally as we comply with and implement these new requirements. The EU has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment (the “RoHS” Directive) and enacted the Waste Electrical and Electronic Equipment (“WEEE”) Directive to mandate the funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe. Under the RoHS Directive, specified electronic products which we placed on the market in the EU on or after July 1, 2006 are required to meet restrictions on lead and certain other chemical substances. Implementation of the WEEE Directive in certain of the EU-member countries was delayed until a later date. We have implemented measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that our existing and future product offerings will continue to comply with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability. Additionally, future changes in tariffs, or their application, by regulatory agencies could affect the sales of some of our products.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of holders of our common stock may be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued by us in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by our stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Foundry, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

Our operations could be significantly hindered by the occurrence of natural disasters, terrorist acts or other catastrophic events.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being higher than anticipated; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of share-based compensation; by changes in tax exempt investments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which we adopted on January 1, 2007. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing currently occupy approximately 110,000 square feet of office space in San Jose, California under lease through January 2011 and 141,000 square feet in Santa Clara, California under lease through May 2010. We utilize the San Jose location for our manufacturing operations and utilize the Santa Clara location for our corporate administration, research and development, and sales and marketing functions. We also lease space in various other geographic locations, domestically and internationally, for sales and service personnel. In addition to smaller sales offices, we have regional offices under lease agreements in the following locations:

Americas	EMEA	APAC

Phoenix, Arizona	London, England	Sydney, Australia
Irvine, California	Paris, France	Beijing, China
Denver, Colorado	Frankfurt, Germany	Hong Kong, China
Ft. Lauderdale, Florida	Munich, Germany	Shanghai, China
Alpharetta, Georgia	Milan, Italy	Bangalore, India
Honolulu, Hawaii	Rome, Italy	Hyderabad, India
Chicago, Illinois	Amsterdam, Netherlands	Tokyo, Japan
Boston, Massachusetts	Stockholm, Sweden	Auckland, New Zealand
New York City, New York	Dubai, United Arab Emirates	Singapore
Dallas, Texas		Seoul, South Korea
Houston, Texas		Taipei, Taiwan
Herndon, Virginia
Bothell, Washington
Sao Paulo, Brazil
Kanata, Canada
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

Intellectual Property Proceedings.  On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, Foundry filed a motion to stay the case, in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (USPTO) requesting that USPTO reexamine the validity of five of the six Enterasys patents in view of certain prior art. On August 28, 2007, the Court granted Foundry’s motion to stay the case. All activity in the case is now on hold, while the USPTO reexamination process proceeds. Foundry is vigorously defending itself against Enterasys’ claims.

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer denying the allegations and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the Court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. No trial date has been set. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. Professor Lemley is scheduled to hold a Markman claim construction hearing on March 6, 2008, after which he will make recommendations to the Court for construing the claims. The Company is vigorously defending itself against Chrimar’s claims.

Securities Litigation.  Foundry remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of Foundry’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants the Company and two current and one former Foundry officer (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims Foundry may have against the underwriters. However, the settlement required approval by the court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs might seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have now filed amended complaints in an effort to comply with the Second Circuit decision. The Company, and the previously named officers, are still named as defendants in the amended complaint. The District Court has not issued a decision concerning the refiled lawsuits. Should the District Court allow the refiled lawsuits to proceed, there is no assurance that the settlement will be amended, renegotiated or approved. If the settlement is not amended or renegotiated and then approved, the Company intends to defend the lawsuit vigorously.

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

On March 9, 2007, a purported Foundry shareholder served the Company’s registered agent for service of process with a putative derivative action against certain of the Company’s current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. (Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice. On June 19, 2007, Plaintiff Patel filed another putative derivative action in the Court of Chancery of the State of Delaware, New Castle County, against certain of the Company’s current and former officers, directors and employees. The action is captioned Patel v. Akin, et al. (Civil Action No. 3036- VCL) and names Foundry as a nominal defendant. The complaint again generally asserts similar claims as those in the Consolidated Action relating to allegations that certain stock option grants made by Foundry were improperly backdated. The complaint asserts seven causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment, rescission and corporate waste. Foundry and the individual defendants have filed a motion to dismiss or stay the action. The parties are in settlement negotiations. Given the derivative nature of the action, any settlement amount would go to the Company. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached.

In September and October 2006, purported Foundry shareholders filed four putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. On December 8, 2006 the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division) Case No. 5:06-CV-05598-RMW). On March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. The hearing on Foundry’s motion to dismiss currently is scheduled for March 14, 2008. The parties are in settlement discussions. Given the derivative nature of the action, any settlement amount would go to the Company. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached.

On October 3, 2007, a purported Foundry shareholder filed a lawsuit in the United States District Court, Western District of Washington in Seattle naming Foundry as a nominal defendant. The action is captioned Vanessa Simmonds v. Deutsche Bank AG, Merrill Lynch & Co and JPMorgan Chase & Co. Defendants, and Foundry Networks, Inc., Nominal Defendant (Case No. 2:07-CV-01566-JCC). The action alleges that Deutsche Bank, Merrill Lynch and JPMorgan Chase profited from the transactions in Foundry Networks stock by engaging in short-swing trades. The plaintiff has moved to consolidate this action with approximately 55 other cases. Because of the inherent uncertainty of litigation, however, we cannot predict the outcome of the litigation.

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against the Company (and Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation) in the United States District Court for the Eastern District of Texas, Tyler

Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. The Company has not yet had an opportunity to evaluate the factual basis of the allegations.

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

General.  From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Regardless of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2007, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market on September 28, 1999 and is traded under the symbol “FDRY.” As of January 31, 2008, there were approximately 266 holders of record of the common stock. The following table sets forth the high and low closing sale prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low

2007
Fourth quarter	$21.77	$16.06
Third quarter	$19.16	$16.84
Second quarter	$17.53	$13.41
First quarter	$15.84	$13.32
2006
Fourth quarter	$15.04	$12.06
Third quarter	$13.43	$9.07
Second quarter	$17.78	$9.85
First quarter	$18.16	$13.58

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Foundry Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below matches the cumulative 5-year total return of holders of Foundry Networks, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2002 and tracks it through 12/31/2007.

	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07

Foundry Networks, Inc.	100	114	203	305	388	244	200	135	187	141	122	180	196	258	151	187	213	193	237	252	249

NASDAQ Composite	100	99	120	134	150	150	154	144	165	152	155	164	169	180	167	175	188	188	202	210	205

NASDAQ Computer Manufacturers	100	101	128	140	162	162	166	146	170	158	161	157	159	174	152	173	197	193	220	255	247

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain our future earnings and therefore do not expect to pay cash dividends in the foreseeable future.

Unregistered Securities Sold in 2007

We did not sell any unregistered shares of our common stock during 2007.

Issuer Purchases of Equity Securities

In July 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase common stock expires on December 31, 2008. During the year ended December 31, 2007, we repurchased 4.4 million shares of our common stock via open market purchases at an average price of $18.93 per share. The total purchase price of $82.9 million was reflected as a decrease to retained earnings during the year ended December 31, 2007. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All shares of common stock repurchased under this program have been retired.

Subsequent to December 31, 2007, we repurchased an additional 4.4 million shares of our common stock via open market purchases at an average price of $13.56 per share for a total purchase price of $59.9 million.

The following table provides information with respect to purchases made by us of shares of our common stock during the year ended December 31, 2007:

				Maximum
			Total Number	Approximate Dollar
	Total Number	Average Price	of Shares	Value of Shares That
	of Shares	Paid per	Purchased as	May Yet Be Purchased
Period	Purchased	Share	Part of Plan	Under the Plan

July 1 — 31	100,000	$17.80	100,000	$198,220,070
August 1 — 31	2,028,900	17.84	2,128,900	162,024,615
September 1 — 30	—	—	2,128,900	162,024,615
October 1 — 31	144,900	20.76	2,273,800	159,016,367
November 1 — 30	2,107,315	19.91	4,381,115	117,069,659
December 1 — 31	—	—	4,381,115	117,069,659

Total	4,381,115	$18.93	4,381,115	$117,069,659

Item 6.	Selected Consolidated Financial Data.

The following table sets forth selected financial data for our last five fiscal years. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended December 31,
Consolidated Statements of Income Data:	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
	(In millions, except share and per share amounts)

Net revenue	$607.2	$473.3	$403.9	$409.1	$399.6
Cost of revenue	236.4	188.5	155.4	143.2	146.4

Gross margin	370.8	284.8	248.5	265.9	253.2
Operating expenses	287.9	256.3	186.5	186.6	215.3

Income from operations	82.9	28.5	62.0	79.3	37.9
Interest and other income, net	43.5	34.4	18.1	9.9	5.2

Income before provision for income taxes and cumulative effect of change in accounting principle	126.4	62.9	80.1	89.2	43.1
Provision for income taxes	45.3	24.7	26.5	31.4	12.0

Net income before cumulative effect of change in accounting principle	81.1	38.2	53.6	57.8	31.1
Cumulative effect of change in accounting principle, net of taxes	—	0.5	—	—	—

Net income	$81.1	$38.7	$53.6	$57.8	$31.1

Basic net income per share	$0.55	$0.27	$0.38	$0.43	$0.25
Weighted-average shares used in computing basic net income per share (in thousands)	148,143	145,167	139,176	135,442	125,681
Diluted net income per share (in thousands)	$0.52	$0.26	$0.37	$0.40	$0.23
Weighted-average shares used in computing diluted net income per share	155,520	150,509	143,974	143,363	137,476

(a)	Includes pre-tax stock-based compensation expense of $46.0 million and pre-tax stock option investigation costs of $5.7 million.

(b)	Includes pre-tax stock-based compensation expense of $50.8 million, pre-tax stock option investigation costs of $7.4 million, and pre-tax operating expense of $5.5 million relating to our litigation settlement with Alcatel-Lucent.

(c)	Includes pre-tax stock-based compensation expense of $4.6 million.

(d)	Includes pre-tax stock-based compensation benefit of $17.6 million and pre-tax operating expense of $30.2 million relating to our litigation settlement with Nortel.

(e)	Includes pre-tax stock-based compensation expense of $74.5 million.

	Year Ended December 31,
Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
	(In millions)

Cash, cash equivalents and investments	$965.7	$886.4	$746.4	$617.4	$505.7
Working Capital	990.8	736.1	617.7	536.3	443.2
Total assets	1,235.7	1,097.6	941.0	830.5	691.7
Long-term liabilities	40.1	24.7	21.8	17.6	7.7
Total stockholders’ equity	1,058.6	958.1	811.9	722.7	622.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that 10GbE switch port shipments will represent the strongest growth segment of the Ethernet switch market;

•	that we will develop new products and improve the performance and functionality of our current product offerings;

•	that we will continue to grow our worldwide sales organization;

•	that we will expand our service and support infrastructure;

•	that we will leverage our relationship with key resellers to penetrate select vertical markets;

•	that we will continue to support emerging industry standards;

•	that we will expand our market presence through marketing and sales efforts;

•	concerning the amount of stock-based compensation expense we expect to record in connection with amended option grants;

•	that remaining costs related to the review of our stock option practices will not be material; and

•	regarding the impact of the recent auction market failures on our liquidity,

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors.” Readers are cautioned to not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we file such reports with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Business Environment

During 2007, we benefited from a continuation of a broad enterprise upgrade cycle, which began in late 2004, as customers continued preparing their network infrastructure for Voice over Internet Protocol (VoIP), wireless applications, and the adoption of 10GbE in the network core to accommodate higher levels of traffic. In addition, we experienced renewed service provider interest in our new router product offerings, the XMR and MLX family of MPLS routers.

The networking market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenue has generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. However, our revenue growth has been hindered by declining prices and competitive pressures. The market for data networking products continues to be dominated by Cisco, with over 50% share of the networking market. We continue to invest in our core market and adjacent markets in which we believe the competitive landscape looks attractive and the growth prospects are promising. However, we are continually assessing any adverse impact that the current macroeconomic environment may have on our growth prospects for 2008.

2007 Financial Performance

•	2007 marked the seventh year that we have operated profitably in the eight years since our initial public offering.

•	Our total net revenue for 2007 increased 28% to $607.2 million from $473.3 million in 2006 due to the increased breadth and depth of the solutions we are now delivering to both the service provider and enterprise markets and the expansion of our sales organization.

•	Net income in 2007 was $81.1 million, or 13% of total net revenue, compared to $38.7 million, or 8% of total net revenue, in 2006. Our profitability in 2007 was reduced by stock-based compensation expense of $46.0 million and increased professional and legal fees associated with the restatement of our prior period financial statements of $5.7 million.

•	Our balance sheet remains debt-free, with cash and investments of $965.7 million, an increase of $79.2 million from 2006. During 2007, we generated $105.9 million of cash from operations, received $54.7 million of cash from net issuances of common stock and spent $82.9 million to repurchase 4.4 million shares of our common stock at an average price of $18.93 per share.

•	In the fourth quarter of 2007 our annualized revenue per employee increased to approximately $688,000 from $647,000 in the fourth quarter of 2006.

Stock Option Investigation and Tender Offer

In the second quarter of fiscal 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices and regained compliance with the listing standards of the Nasdaq Global Select Market.

In fiscal 2007, we amended certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that we determined for financial accounting purposes had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date. Employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A and applicable Canadian tax law. In exchange for increasing the exercise price of these options, we committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental exercise price as compared to their original option exercise price. Pursuant to Internal Revenue Service and Securities Exchange Commission rules, the amendment of United States non-officer employee option agreements were executed through a tender offer. Canadian employee option agreements were amended by contractual agreement as allowed by Canadian law. On August 2, 2007, the date that the tender offer closed, we amended options to purchase 3.7 million shares of our common stock. Our Board of Directors also approved the amendment of options to purchase 0.6 million shares of our common stock for certain officers who were not allowed under IRS regulation to participate in the tender offer. Based on the above arrangements, we committed to make aggregate cash payments of $6.3 million and cancelled and regranted 1,104,858 options to purchase common stock. The cash payments will be returned to us if and when the underlying options to which they relate are exercised by our employees. During 2007, we recorded approximately $4.9 million in stock-based compensation expense, and we expect to record over the remaining vesting period approximately $4.1 million in additional stock-based compensation expense, in connection with these amended option grants.

We have revised the grant measurement dates following our stock option investigation for certain stock option grants exercised in 2006. When the revised measurement dates resulted in grant date fair market values in excess of the grant exercise prices, the Internal Revenue Service and the State of California have determined that the grantee has incurred a tax obligation under Section 409A of the Internal Revenue Code and respective state statutes. On February 9, 2007, the Board of Directors authorized us to assume these Section 409A and applicable state tax obligations on behalf of our employees, and instructed management to participate in Internal Revenue Service and State of California sponsored programs designed to facilitate company payments of these taxes for our non-executive employees. In addition, our Board of Directors has approved the reimbursement of Section 409A taxes our executives have incurred on certain 2006 stock option exercises. The taxes we have assumed for both our executive and non-executive employees plus an amount to compensate these employees for the gross-up or income tax effect of our payments has been recorded as bonus compensation in the amount of $3.1 million in the first quarter of 2007.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, current economic conditions, and other factors that are believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect the more significant judgments and estimates that can have a significant effect on our results of operations and the value of certain assets and liabilities on our consolidated financial statements. These and other significant accounting policies are further described in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

Revenue Recognition

We generate the majority of our revenue from sales of stackable and chassis-based networking equipment, with the remainder of our revenue primarily coming from customer support fees. We generally sell directly to end-users and value-added resellers. We apply the principles of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. It is our practice to identify an end-user prior to shipment to a value-added reseller.

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

When sales arrangements contain multiple elements (e.g., hardware and support), we apply the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described above have been met for that unit of accounting. The application of EITF 00-21 involves significant judgment. For example, we use judgment to determine whether objective and reliable evidence of fair value exists for undelivered item(s) in an arrangement. The timing of revenue recognition varies based on this determination.

We provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If the historical data used by us to calculate estimated sales returns does not reasonably approximate future returns, revenue in future periods could be affected.

Reserves for Warranty

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of revenue. Our standard warranty period covers one or five years from the date of sale for hardware, depending on the type of product purchased. Our estimate of the amount necessary to settle warranty claims is based primarily on our past experience. We accrue for warranty costs based on estimates of the costs that may be incurred under our warranty obligations including material and labor costs. Factors that affect our warranty liability include the number of installed units, estimated material costs and estimated labor costs. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of revenue could increase in the future.

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

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Our inventory purchases and commitments are made based on anticipated demand for our products, as estimated by management, and our expected service requirements. We perform an assessment of our inventory each quarter, which includes a review of, among other factors, demand requirements based on a one year forecast, product life cycles and development plans, product pricing and quality issues. Based on this analysis, we estimate the amount of excess and obsolete inventory on hand and make adjustments to record inventory at the lower of cost or estimated net realizable value. Once inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on our balance sheet at its new carrying cost until it is sold or otherwise disposed.

We use contract manufacturers to assemble and test our products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on rolling production forecasts provided by us. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts although we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers that may not be cancelable at any time. As of December 31, 2007, we had approximately $70.1 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable. We establish reserves for obsolete material charges for excess components purchased based on a one year forecast. If the actual component usage and product demand for our products is below the level assumed in our production forecasts, which may be caused by factors outside of our control, we may have excess inventory or a liability as a result of our purchase commitments, such as obsolete material exposures, which would have an adverse impact on our gross margins and profitability.

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

Income Taxes

We conduct our business in the United States and in a number of foreign countries. As a result of these operations we are required to file income tax returns and are subject to the jurisdiction of many different taxing authorities. Periodically, we are audited by one or more of these various taxing authorities, and sometimes these audits result in proposed assessments which may ultimately lead to payments of additional tax. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and that we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. While we believe our tax reserves are reasonable, no assurance can be given that the ultimate resolution of these matters will not result in unexpected additional taxes coming due. Any such additional amount will impact the provision for income taxes in the period in which such determination is made.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be recorded against our deferred tax assets and all available evidence is considered, when assessing the need for an allowance, including estimates of future taxable income exclusive of reversing temporary differences, estimates of future reversals of taxable temporary differences, and the availability of tax planning strategies that might be implemented to generate taxable income. If after weighing all the available evidence, we believe that realization is not more likely than not, a valuation allowance is established. In the event we change our determination as to the amount of deferred tax assets that can be realized we will adjust the valuation allowance accordingly. The change in the valuation allowance will impact the provision for income taxes in the period in which such determination is made.

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

Loss Contingencies

We are subject to possible loss contingencies in the normal course of our business, in addition to those related to intellectual property and securities litigation. A loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We continually reassess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses, and will recognize a liability, if any, for these contingencies based on a careful analysis of each issue with the assistance of outside legal counsel and other experts.

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. We do not expect EITF 07-3 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is required to be adopted by us in the first quarter of fiscal 2008. We currently are determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In the first quarter of 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of adoption, we have recorded an increase to retained earnings of $0.8 million as of January 1, 2007. In addition, we recorded a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million in the first quarter of 2007.

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

Results of Operations

Net Revenue

We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. A chassis uses a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network or reconfigure the chassis for use in the backbone or core of their network. In many cases, large customers tend to deploy a larger percentage of chassis based products due to the size and complexity of their networks and the need for long-term flexibility. Our selling prices and gross margins on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.

Net revenue information is as follows (dollars in thousands):

	Year Ended December 31,
		% of Net		% of Net		% of Net	Percentage Change
	2007	Revenue	2006	Revenue	2005	Revenue	2007 to 2006	2006 to 2005

Net revenue:
Product	$517,637	85%	$395,701	84%	$338,784	84%	31%	17%
Service	89,568	15%	77,579	16%	65,072	16%	15%	19%

Total net revenue	$607,205	100%	$473,280	100%	$403,856	100%	28%	17%

Chassis	$370,121	72%	$264,515	67%	$213,434	63%	40%	24%
Stackable	147,516	28%	131,186	33%	125,350	37%	12%	5%

Total net product revenue	$517,637	100%	$395,701	100%	$338,784	100%	31%	17%

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

	2007	2006	2005

Americas	67%	63%	64%
EMEA	18%	18%	18%
Japan	9%	11%	10%
Asia Pacific	6%	8%	8%

Net product revenue in 2007 increased 31% from 2006 primarily due to increased sales of our LAN switching and WAN router product families attributable to the increased customer acceptance of products delivered to the enterprise and service provider markets and the expansion of our sales organization to 440 at December 31, 2007 from 368 at December 31, 2006. Net product revenue from our chassis-based products improved due to greater volume shipments of our RX, SuperX, and XMR/MLX platforms for the enterprise and service provider markets. The mix shift from stackable to chassis during 2007 was driven primarily by the higher frequency of deployments within large enterprise accounts. Revenue for the RX, SuperX and XMR/MLX platforms, along with the associated accessories, increased $132.8 million to $291.4 million in 2007 compared from $158.6 million in 2006. The increases were offset by a $20.5 million decrease in revenue for our older “JetCore” based BigIron and FastIron platforms in 2007 compared to 2006. Sales to the United States government accounted for approximately 18% of total net revenue for 2007, up from 17% in 2006, and increased in terms of absolute dollars by approximately 33% to $108.9 million in 2007 from $81.6 million in 2006.

Net product revenue in 2006 increased 17% from 2005 due to a general improvement in both the enterprise and service provider markets coupled with increased customer acceptance of our switching and routing platforms and the expansion of our sales organization. During the course of 2006 we grew our sales personnel from 297 at December 31, 2005 to 368 at December 31, 2006. Net product revenue from our chassis-based products increased 24% in 2006 as compared to 2005 due to customer acceptance of our new RX, SuperX platforms for the enterprise market and XMR/MLX platforms for the service provider market. Revenue for 2006 reflects our first full year of sales of our XMR and MLX product offerings. Sales to the United States government accounted for approximately 17% of total net revenue for 2006, down from 19% for 2005, but increased in terms of absolute dollars by 7% to $81.6 million in 2006 from $76.6 million in 2005.

Service revenue consists primarily of revenue from customer support contracts. The increase in absolute dollars in 2007 and 2006 was due to a larger installed base of our networking equipment each year as customers purchased new support contracts with their new equipment purchases and renewed maintenance contracts on existing equipment. We added approximately 1,290 new customers in 2007 and 1,410 new customers in 2006.

For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for 10% or more of our net product revenue other than the United States government.

Gross Margins

The following table presents gross margins and gross margin percentages for product and service revenue (dollars in thousands):

	Year Ended December 31,
		Gross		Gross		Gross
	2007	Margin%	2006	Margin%	2005	Margin%

Gross margins:
Product	$302,577	58%	$221,175	56%	$195,370	58%
Service	68,210	76%	63,652	82%	53,151	82%

Total gross margin	$370,787	61%	$284,827	60%	$248,521	62%

Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead which includes stock-based compensation. The slight increase in product gross margins in 2007 compared to 2006 was due to improved pricing and a reduction in our provision for excess and obsolete inventory as a result of higher provisions in 2006 due to product transitions to newer platforms. The increase was also due to the shift in sales from our lower margin stackable products to our higher margin chassis products. The average selling price per unit increased 5% in 2007 as compared to 2006. Our gross margin benefited by $1.9 million or 0.5% and $2.9 million or 1.0% from the sale of fully reserved inventory during the years ended December 31, 2007 and 2006, respectively. These increases in product gross margin were offset by an increase in average cost of 4% in 2007 as compared to 2006.

The decrease in product gross margins in 2006 compared to 2005 was primarily due to an increase in material and labor cost, which includes an increase of $1.7 million from stock-based compensation expense. The average material cost per unit increased 5% in 2006 as compared to 2005, while the average selling price increased only 3% in 2006 as compared to 2005. In 2006, the XMR/MLX and RX platforms were in the early stages of the product life cycle, which resulted in higher material costs.

Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in 2007 compared to 2006 was due to the expansion of our customer support infrastructure to support a larger and more diverse customer base. As we support a larger installed base of multi-national enterprise and service provider customers, it has become necessary to make further investments in our international support infrastructure, logistics capabilities and inventory.

Service gross margins remained flat at 82% in 2006 compared with 2005 primarily due to higher service revenues offsetting the increased investment in our service infrastructure. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

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

Operating Expenses

The following table presents research and development, sales and marketing, and general and administrative expenses, and other charges, net, for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Year Ended December 31,
		% of Net		% of Net		% of Net	Percentage Change
	2007	Revenue	2006	Revenue	2005	Revenue	2007 to 2006	2006 to 2005

Research and development	$77,052	13%	$70,658	15%	$53,041	13%	9%	33%
Sales and marketing	160,220	26%	128,985	27%	105,701	26%	24%	22%
General and administrative	44,935	7%	43,854	9%	27,765	7%	2%	58%
Other charges, net	5,714	1%	12,807	3%	—	—	(55)%	100%

Research and development expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, prototype materials expense, depreciation of equipment used in research and development activities and the cost of facilities. Research and development expenses for the year ended December 31, 2007 increased $6.4 million, as compared to the year ended December 31, 2006, largely as a result of a $9.8 million increase in salaries and related personnel expense. The increase in salaries and related personnel expense was due to increased salary costs, which largely resulted from growth in our research and development headcount, and special one-time bonuses of $3.4 million that we recorded in the quarter ended March 31, 2007, of which $1.6 million related to the suspension of our ESPP and $1.8 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates. The increase in payroll related expense was partially offset by a decrease in prototype material spending of $2.7 million, which resulted from the fact that our RX, XMR/MLX product families were introduced in late 2005 and early 2006, and a decrease in stock-based compensation expense of $1.0 million. Our research and development headcount increased from 219 at the end of 2006 to 266 at the end of 2007.

Research and development expenses in 2006 increased $17.6 million compared to 2005 primarily due to an increase in stock-based compensation expense of $15.8 million, and to a lesser extent, an increase in personnel from 204 engineers at the end of 2005 to 219 engineers at the end of 2006, resulting in increased salary related costs of $4.6 million. The increase was offset by a $1.8 million decrease in prototype material expenditures following the introduction of our XMR/MLX product families in late 2005 and early 2006.

We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace and, excluding charges of $3.4 million for the one-time bonuses in fiscal year 2007, we expect our spending on research and development will grow in absolute dollars in fiscal year 2008.

Sales and marketing expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as trade shows and seminars, advertising, promotional expenses, recruiting expenses, travel related expenses, cost of facilities and expenses for maintaining customer evaluation inventory at customer sites. Sales and marketing expenses for the year ended December 31, 2007 increased $31.2 million, as compared to the year ended December 31, 2006, largely as a result of a $30.4 million increase in payroll, fringe benefits and commission expenses. Commission expense increased $14.7 million for the year ended December 31, 2007 due to the increase in revenue. The increase in payroll and fringe benefits expenses was due to increased salary costs, which largely resulted from growth in our sales and marketing headcount, and special one-time bonuses of $3.2 million that we recorded in the quarter ended March 31, 2007, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates. The increase in payroll costs was partially offset by a decrease in stock-based compensation expense of $2.8 million. Travel related expenses increased by $2.1 million and recruiting expenses increased by $0.7 million for year ended December 31, 2007, as compared to the year ended December 31, 2006. The increases were offset by a decrease in advertising costs by $0.8 million for the year ended December 31, 2007, as compared to 2006. Our sales and marketing headcount increased from 428 at the end of 2006 to 512 at the end of 2007.

Sales and marketing expenses increased $23.3 million in 2006 primarily due to an increase in stock-based compensation expense of $18.9 million. In addition, the expansion of our worldwide sales force and increased variable performance-based compensation resulted in a $16.9 million increase in sales personnel costs. The sales and marketing headcount grew from 370 at the end of 2005 to 428 at the end of 2006. The increases were offset by decreases in marketing expenses and the expense associated with the evaluation and demonstration inventory units in the field. Excluding stock-based compensation expense, marketing and customer support expenses decreased by $7.9 million in 2006 due primarily to lower advertising, trade show, seminar costs, and technical support cost allocated to service cost of sales. The expense associated with the evaluation and demonstration inventory units in the field decreased by $5.3 million in 2006 compared to 2005.

We expect that sales and marketing expenses, excluding charges of $3.2 million for one-time bonuses in fiscal year 2007, will continue to grow in absolute dollars and will be higher as a percentage of net revenue for fiscal year 2008.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, stock-based compensation expense, facilities, bad debt, legal fees, accounting fees, and other general corporate expenses. General and administrative expenses for the year ended December 31, 2007 increased $1.1 million compared to 2006, primarily due to increases in payroll expenses, accounting fees and consulting service fees, partially offset by decreases in legal costs, bad debt expenses and rent expense. Salaries and related expenses increased $3.8 million, largely as a result of growth in our general and administrative headcount and special one-time bonuses of $0.7 million that we recorded in the quarter ended March 31, 2007, of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates.

Accounting fees increased $1.7 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to increased costs relating to the extension of time required to complete our fiscal year 2006 audit. In addition, consulting services fees increased by $1.4 million, primarily due to increased costs relating to our upgrade of our ERP system. As an offset to these increases, legal costs decreased by $5.4 million, primarily due to lower patent litigation expenses in 2007, and stock-based compensation expense decreased by $0.4 million. In addition, bad debt expenses decreased by $0.9 million, primarily due to lower account receivables write offs in 2007, and rent expenses decreased by $1.2 million, primarily due to the increased allocation of facilities expense to manufacturing and the benefit of lease renewals at lower rates. Our general and administrative headcount increased from 75 at the end of 2006 to 94 at the end of 2007.

General and administrative expenses increased $16.1 million in 2006 from 2005, primarily due to an increase in stock-based compensation expense of $7.8 million and a $4.6 million increase in legal expenses. In addition, payroll cost increased by $1.6 million due to increased headcount and salaries.

We expect general and administrative expenses, excluding charges of $0.7 million for one-time bonuses in fiscal year 2007, to remain relatively the same as a percentage of net revenue for fiscal year 2008.

Other charges, net consist primarily of litigation settlement charges and charges relating to professional fees and other costs associated with the investigation of stock option grants to our employees:

•	Litigation settlement charges of $5.5 million were recognized for the year ended December 31, 2006 in connection with settlement agreements reached separately with Lucent and Alcatel-Lucent. Litigation settlement charges pertained primarily to the accrual of costs incurred and payable to Lucent and Alcatel-Lucent related to past periods.

•	For the year ended December 31, 2007 and 2006, we incurred $5.7 million and $7.4 million, respectively, of expense related to the independent review of our stock option practices. We do not expect that the remaining costs associated with this review will be material.

Interest and other income, net.  We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded net interest and other income of $43.5 million, $34.4 million, and $18.1 million in 2007, 2006, and 2005, respectively. The increases each year were primarily due to higher investment balances combined with higher interest rates. Our total cash and investment balances were $965.7 million, $886.4 million, and $746.4 million as of December 31, 2007, 2006, and 2005, respectively, which represent increases of approximately 9% in 2007 and 19% in 2006 when compared to the prior year. In 2007, we recorded an expense of $0.3 million in interest and other income, net related to the extension of the exercise date for stock options held by certain former employees who were not permitted to exercise their stock options until the completion of the restatement of our financial statements and the fulfillment of our public reporting obligations. As of December 31, 2007, there are no remaining costs associated with the extension of these exercise dates.

We believe our interest income will gradually decline over the next several quarters as a result of the recent Federal Reserve interest rate reductions and as we continue to execute on our share repurchase program. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Provision for Income Taxes.  Our effective tax rate was 36%, 39%, and 33% for the years ended December 31, 2007, 2006, and 2005, respectively. These rates reflect applicable federal and state tax rates. The lower effective tax rate for 2007 compared to 2006 was primarily due to a correction of 2005 and 2006 tax liabilities attributable to tax-free municipal bond interest, increased federal research and development credits and increased domestic manufacturing deduction.

Our income taxes payable for federal and state purposes have been reduced and stockholders’ equity increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. These benefits are credited directly to stockholders’ equity and amounted to $11.6 million, $10.5 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. As we cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates will be adversely affected.

During the year ended December 31, 2007, there was a reduction in unrecognized tax benefits of $0.1 million recorded under FIN 48 resulting from the lapse of the applicable statute of limitations.

Accelerated Vesting of Stock Options.  On November 3, 2005, our Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. We also believe that, because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options that were vested by the Board of Directors in November 2005 were subsequently determined to require remeasurement as part of the restatement of our financial results. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25, we accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash and cash equivalents	$331,961	$258,137	$291,511
Short-term investments	575,645	434,182	280,868
Long-term investments	58,062	194,114	173,988

Total	$965,668	$886,433	$746,367

Net cash provided by operating activities	$105,937	$95,181	$109,905
Net cash provided by (used in) investing activities	(12,507)	(181,713)	40,411
Net cash provided by (used in) financing activities	(19,300)	53,685	28,426

As of December 31, 2007, we held $82.5 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans and which had an AAA credit rating. Subsequently, auctions failed for $29.3 million of our adjustable rate securities, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. As of February 25, 2008, $65.7 million of our adjustable rate securities are rated AAA, and $17.5 million had an AA credit rating, and none of the issuers have been downgraded. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 33 years) to realize our investments’

recorded value. We currently have the ability and intent to hold our $83.2 million of adjustable rate securities held as of February 22, 2008, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

Cash, cash equivalents, and investments increased $79.2 million in 2007 from 2006 primarily due to cash generated from operations of $105.9 million and the receipt of $54.7 million of cash from issuances of common stock, net of repurchases, to employees, offset by the repurchase of $82.9 million of shares of common stock. Cash provided by operating activities was primarily attributable to net income of $81.1 million, plus adjustments for non-cash charges including $46.0 million of stock-based compensation, $6.4 million of inventory provisions, and $11.1 million of depreciation and amortization, offset by an increase in deferred tax assets of $8.8 million and a net increase in operating assets and liabilities of $20.4 million.

Cash, cash equivalents, and investments increased $140.1 million in 2006 from 2005 primarily due to cash generated from operations of $95.2 million and the receipt of $47.7 million of cash from issuances of common stock to employees. Cash provided by operating activities was primarily attributable to net income of $38.7 million, plus adjustments for non-cash charges, including $50.3 million of stock-based compensation, $9.4 million of inventory provisions, $10.2 million of depreciation and amortization, and a net decrease in operating assets of $7.3 million, offset by an increase in deferred tax assets of $15.9 million.

Inventories were $42.4 million, $34.9 million, and $32.3 million as of December 31, 2007, 2006, and 2005, respectively. Inventories were higher in 2007 to support a broader product offering and larger installed customer base. Inventory turnover was approximately 7.6, 6.6, and 4.1 for the years ended December 31, 2007, 2006, and 2005, respectively.

Accounts receivable, net of allowances, increased $45.7 million in 2007 from 2006 and decreased $3.0 million in 2006 from 2005. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, customer location, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 63 days, 50 days, and 61 days for the years ended December 31, 2007, 2006 and 2005, respectively.

In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase our stock expires on December 31, 2008. During the year ended December 31, 2007, we repurchased 4.4 million shares of our common stock via open market purchases at an average price of $18.93 per share. The total purchase price of $82.9 million was reflected as a decrease to retained earnings in the year ended December 31, 2007.

Subsequent to December 31, 2007, we repurchased an additional 4.4 million shares of our common stock via open market purchases at an average price of $13.56 per share for a total purchase price of $59.9 million.

The amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, we do from time to time consider strategic investments to gain access to new technologies or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital. We have funded our business primarily through our operating activities, and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates our contractual obligations and commercial commitments at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases of facilities	$15,416	$5,777	$8,864	$775	$—
Purchase commitments with contract manufacturers	70,120	70,120	—	—	—

Total contractual cash obligations	$85,536	$75,897	$8,864	$775	$—

For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us and that subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.

The table above excludes $16.6 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement. Refer to “4. Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnifications.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. Our exposure to interest rate risk relates to our investment portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We do not use interest rate swaps in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer or fund. For liquidity purposes, our investment policy requires that we maintain a minimum of $75 million in money market accounts of suitable credit quality.

Our investment portfolio, excluding auction rate securities, is classified as held-to-maturity and is recorded at amortized cost, and includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity. All investments mature within 2 years from the date of purchase and the maximum weighted average maturity cannot exceed twelve months. Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors to exit these investments at par even though the underlying municipal note may have an original maturity as much as 40 years. Our holdings of the securities of any one issuer, except government agencies and money market funds, do not exceed 10% of the portfolio. Since we hold our investments to maturity, we are exposed to risk in the event an issuer is not able to meet its obligations at maturity. To mitigate this risk, our investment policy does not allow us to invest more than $15 million with any one issuer. We do not have any investments denominated in foreign country currencies, and therefore are not subject to foreign currency risk on such investments.

As of December 31, 2007, we held $82.5 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans and which had an AAA credit rating. Subsequently, auctions failed for $29.3 million of our adjustable rate securities, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. As of February 25, 2008, $65.7 million of our adjustable rate securities are rated AAA, and $17.5 million had an AA credit rating. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value. We currently have the ability and intent to hold the $83 million of adjustable rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

We have performed a hypothetical sensitivity analysis assuming an immediate parallel shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS for the entire year, while all other variables remain constant. Hypothetical 50 BPS, 100 BPS, and 150 BPS declines in interest rates as of December 31, 2007 would reduce our annualized interest income by approximately $3.8 million, $7.5 million, and $11.3 million, respectively.

Foreign currency exchange rate risk

Currently, the majority of our international sales are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses to date. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. For most currencies, we are a net payer of foreign currencies and, therefore, benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar relative to those foreign currencies.

We have performed a sensitivity analysis as of December 31, 2007 and 2006 using a modeling technique that measures the change in fair values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on market rates in effect at December 31, 2007 and 2006. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material loss in the fair values of foreign currency denominated assets and liabilities at December 31, 2007 and 2006.

Item 8.	Financial Statements and Supplementary Data.

FOUNDRY NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foundry Networks, Inc.

We have audited the accompanying consolidated balance sheets of Foundry Networks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundry Networks, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Foundry Networks, Inc. adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment on January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foundry Networks, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 26, 2008

FOUNDRY NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$331,961	$258,137
Short-term investments	575,645	434,182
Accounts receivable, net of allowances for doubtful accounts of $2,107 and $2,493 and sales returns of $2,626 and $2,910 at December 31, 2007 and 2006, respectively	121,139	75,392
Inventories	42,384	34,856
Deferred tax assets	44,207	39,455
Prepaid expenses and other assets	12,439	8,978

Total current assets	1,127,775	851,000
Property and equipment, net	9,658	11,103
Investments	58,062	194,114
Deferred tax assets	35,007	35,150
Other assets	5,234	6,270

Total assets	$1,235,736	$1,097,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,892	$25,258
Accrued payroll and related expenses	50,806	27,878
Income taxes payable	—	5,661
Other accrued expenses	12,382	14,368
Deferred support revenue	49,886	41,706

Total current liabilities	136,966	114,871
Deferred support revenue	27,786	23,858
Income taxes payable	11,860	—
Other long-term liabilities	475	813

Total liabilities	177,087	139,542

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized — 5,000 shares at December 31, 2007 and 2006; None issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value:
Authorized — 300,000 shares at December 31, 2007 and 2006:
Issued and outstanding — 148,700 and 147,034 shares at December 31, 2007 and 2006, respectively	15	15
Additional paid-in capital	829,910	727,358
Accumulated other comprehensive loss	(789)	(483)
Retained earnings	229,513	231,205

Total stockholders’ equity	1,058,649	958,095

Total liabilities and stockholders’ equity	$1,235,736	$1,097,637

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenue:
Product	$517,637	$395,701	$338,784
Service	89,568	77,579	65,072

Total net revenue	607,205	473,280	403,856

Cost of revenue:
Product	215,060	174,526	143,414
Service	21,358	13,927	11,921

Total cost of revenue	236,418	188,453	155,335

Gross margin	370,787	284,827	248,521

Operating expenses:
Research and development	77,052	70,658	53,041
Sales and marketing	160,220	128,985	105,701
General and administrative	44,935	43,854	27,765
Other charges, net	5,714	12,807	—

Total operating expenses	287,921	256,304	186,507

Income from operations	82,866	28,523	62,014
Interest and other income, net	43,536	34,407	18,078

Income before provision for income taxes and cumulative effect of change in accounting principle	126,402	62,930	80,092
Provision for income taxes	45,259	24,671	26,530

Income before cumulative effect of change in accounting principle	81,143	38,259	53,562
Cumulative effect of change in accounting principle, net of taxes	—	439	—

Net income	$81,143	$38,698	$53,562

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.55	$0.26	$0.38
Cumulative effect of change in accounting principle	—	0.01	—

Net income per share — basic	$0.55	$0.27	$0.38

Weighted-average shares used in computing basic net income per share	148,143	145,167	139,176

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.52	$0.25	$0.37
Cumulative effect of change in accounting principle	—	0.01	—

Net income per share — diluted	$0.52	$0.26	$0.37

Weighted-average shares used in computing diluted net income per share	155,520	150,509	143,974

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Equity	Income
	(In thousands)

BALANCES AT DECEMBER 31, 2004	137,226	14	591,560	(7,405)	(451)	138,945	722,663	$57,294

Issuances of common stock under stock plans	3,923	—	28,425	—	—	—	28,425
Stock-based compensation —	—	—	(39)	4,645	—	—	4,606
Tax benefit from stock option exercises	—	—	2,179	—	—	—	2,179
Foreign currency translation adjustments	—	—	—	—	495	—	495	$495
Net income	—	—	—	—	—	53,562	53,562	53,562

BALANCES AT DECEMBER 31, 2005	141,149	$14	$622,125	$(2,760)	$44	$192,507	$811,930	$54,057

Elimination of unearned deferred compensation upon adoption of SFAS 123R	—	—	(2,760)	2,760	—	—	—
Issuances of common stock under stock plans	5,885	1	47,091	—	—	—	47,092
Stock-based compensation	—	—	50,855	—	—	—	50,855
Tax benefit from stock option exercises	—	—	10,486	—	—	—	10,486
Cumulative effect of change in accounting principle	—	—	(439)	—	—	—	(439)
Foreign currency translation adjustments	—	—	—	—	(527)	—	(527)	$(527)
Net income	—	—	—	—		38,698	38,698	38,698

BALANCES AT DECEMBER 31, 2006	147,034	$15	$727,358	$—	$(483)	$231,205	$958,095	$38,171

Cumulative effect upon adoption of FIN 48	—	—	(4,182)	—	—	777	(3,405)
Cumulative effect upon adoption of EITF 06-02	—	—	—	—	—	(683)	(683)
Repurchases and retirement of common stock	(4,381)	(1)	—	—	—	(82,929)	(82,930)
Issuances of common stock under stock plans, net of repurchases	6,047	1	54,888	—	—	—	54,889
Stock-based compensation	—	—	40,219	—	—	—	40,219
Tax benefit from stock option exercises	—	—	11,627	—	—	—	11,627
Foreign currency translation adjustments	—	—	—	—	(306)	—	(306)	$(306)
Net income	—	—	—	—		81,143	81,143	81,143

BALANCES AT DECEMBER 31, 2007	148,700	$15	$829,910	$—	$(789)	$229,513	$1,058,649	$80,837

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,143	$38,698	$53,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,135	10,190	9,124
Stock-based compensation expense	46,021	50,269	4,549
Provision for doubtful accounts	(386)	106	(730)
Provision for sales returns	(283)	1,126	157
Inventory provisions	6,385	9,414	15,116
(Benefit)/provision for deferred income taxes	(8,781)	(15,948)	3,181
Tax benefit from stock option exercises	—	—	2,179
Excess tax benefits from stock-based compensation	(8,895)	(6,001)	—
Changes in operating assets and liabilities:
Accounts receivable	(45,079)	1,727	13,725
Inventories	(13,838)	(11,811)	(8,865)
Prepaid expenses and other assets	(4,867)	(3,581)	(3,274)
Accounts payable	(1,366)	2,951	4,069
Accrued payroll and related expenses	15,486	3,746	1,770
Income taxes payable	19,034	3,690	10,598
Other accrued expenses	(1,880)	5,521	497
Deferred support revenue	12,108	5,084	4,247

Net cash provided by operating activities	105,937	95,181	109,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(48,925)	(85,625)	(150,700)
Purchases of held-to-maturity investments	(954,053)	(665,511)	(256,022)
Proceeds from sales of available-for-sale investments	59,200	87,725	314,625
Proceeds from maturities of held-to-maturity investments	938,367	489,971	142,408
Purchases of property and equipment, net	(7,096)	(8,273)	(9,900)

Net cash provided by (used in) investing activities	(12,507)	(181,713)	40,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	8,895	6,001	—
Proceeds from issuances of common stock under stock plans, net of repurchases	54,735	47,684	28,426
Repurchase and retirement of common stock	(82,930)	—	—

Net cash provided by (used in) financing activities	(19,300)	53,685	28,426

Increase (decrease) in cash and cash equivalents	74,130	(32,847)	178,742
Effect of exchange rate changes on cash	(306)	(527)	495
Cash and cash equivalents, beginning of year	258,137	291,511	112,274

Cash and cash equivalents, end of year	$331,961	$258,137	$291,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$37,489	$36,914	$10,813

The accompanying notes are an integral part of these consolidated financial statements.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Founded in 1996, Foundry Networks, Inc. (“Foundry” or the “Company”) designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches, Metro and Internet routers. We sell our products and services worldwide through our own direct sales efforts, resellers and integration partners. Our customers include Internet Service Providers (ISPs), Metro Service Providers, and enterprises including government agencies, education, healthcare, entertainment, automotive, energy, retail, financial services, aerospace, technology, transportation, and e-commerce companies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Foreign Currency Translation

Our consolidated financial statements reflect the operations of Foundry and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The functional currency of our foreign subsidiaries is deemed to be the local country’s currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the applicable balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates prevailing during that period. Translation adjustments have not been material to date and are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Our foreign currency translation adjustment for the years ended December 31, 2007, 2006 and 2005 was $(0.3) million, $(0.5) million and $0.5 million, respectively.

Reclassifications

Certain prior period amounts on the Consolidated Balance Sheet and Consolidated Statements of Cash Flows have been reclassified to conform to the December 31, 2007 presentation.

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

Cash Equivalents and Investments

The Company considers all investments with insignificant interest rate risk and with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities, and cash deposited in checking and money market accounts. The Company’s short-term and long-term investments are maintained and managed at three major financial institutions. Its investment portfolio, excluding auction rate securities, is classified as held-to-maturity and is recorded at amortized cost, and includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years.

Foundry’s auction rate securities are classified as available-for-sale and are carried at fair value which approximates cost. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income (loss). There have been no material unrealized gains or losses recorded to date. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.

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

As of December 31, 2007, we held $82.5 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans and which had an AAA credit rating. We assess impairment of our adjustable rate securities by evaluating whether the underlying securities of our adjustable rate securities are guaranteed by the government and whether the auction rate securities with auction failures had successful auction resets subsequent to December 31, 2007. Refer to “8. Subsequent Events” footnote for further discussion regarding our adjustable rate securities.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash equivalents and investments consist of the following (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$158,080	$—	$—	$158,080
Government-sponsored enterprise securities	114,445	29	—	114,474
Available-for-sale:
Auction rate municipal bonds	82,500	—	—	82,500
Held-to-maturity:
Municipal bonds	42,362	133	—	42,495
Government-sponsored enterprise securities	508,845	551	(9)	509,387

	$906,232	$713	(9)	$906,936

Cash equivalents	$272,525	29	—	$272,554
Short-term investments	575,645	550	(9)	576,186
Long-term investments	58,062	134	—	58,196

	$906,232	$713	$(9)	$906,936

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents:
Money market funds	$89,299	$—	$—	$89,299
Government-sponsored enterprise securities	104,425	32	—	104,457
Available-for-sale:
Auction rate municipal bonds	92,774	—	—	92,774
Held-to-maturity:
Municipal bonds	46,377	13	(29)	46,361
Government-sponsored enterprise securities	500,092	8	(1,145)	498,955

	$832,967	$53	(1,174)	$831,846

Cash equivalents	$204,671	32	(6)	$204,697
Short-term investments	434,182	2	(860)	433,324
Long-term investments	194,114	19	(308)	193,825

	$832,967	$53	$(1,174)	$831,846

Government-sponsored enterprise securities (“GSEs”).  Foundry’s GSE portfolio includes direct debt obligations of Federal Home Loan Bank, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal Farm Credit Bank agencies. Unrealized losses as of December 31, 2007 were caused by interest rate movements. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of December 31, 2007, the issuers of Foundry’s GSEs had a credit rating of AAA.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (in thousands):

	Loss Less Than		Loss Greater Than
	12 months		12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprise securities	63,073	(9)	—	—	63,073	(9)

	$63,073	$(9)	$—	$—	$63,073	$(9)

Because the decline in the market value of our investments is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of our amortized cost, which will be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. Accounts receivable are not typically sold or factored. Exposure to credit risk is controlled through credit approvals, credit limits, and continuous monitoring procedures. Customers are subject to a credit review process that evaluates their financial position and ability to pay. Specific allowances for bad debts are recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or a significant deterioration in financial position. Estimates are used in determining allowances for all other customers based on factors such as current economic and industry trends, the extent to which receivables are past due and historical collection experience. Accounts are deemed past due once they exceed the due date on the invoice. Foundry mitigates some collection risk by requiring certain international customers to secure letters of credit or bank guarantees prior to placing an order with the Company. If circumstances change, estimates regarding the collectibility of receivables would be adjusted.

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Purchased parts	$4,279	$5,758
Work-in-process	17,195	13,193
Finished goods	20,910	15,905

	$42,384	$34,856

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Foundry’s inventory purchases and commitments are made based on anticipated demand for the Company’s products, as estimated by management, and the Company’s expected service requirements. Foundry performs an assessment of its inventory each quarter, which includes a review of, among other factors, demand requirements based on a one year forecast, purchase

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments, product life cycles and development plans, product pricing and quality issues. Based on this analysis, the Company estimates the amount of excess and obsolete inventory on hand and makes adjustments to record inventory at the lower of cost or estimated net realizable value. Once a specific item in inventory has been written down to the lower of cost or estimated net realizable value, it is reflected on Foundry’s balance sheet at its new carrying value until it is sold or otherwise disposed. Inventory provisions of $6.4 million, $9.4 million and $15.1 million were recorded for the years ended December 31, 2007, 2006, and 2005, respectively. Our gross margin benefited by $1.9 million or 0.5% and $2.9 million or 1.0% from the sale of fully reserved inventory during the years ended December 31, 2007 and 2006, respectively.

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

Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. We seek to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, we limit the amount of credit exposure with any one issuer or fund. Additionally, we grant credit only to customers deemed credit worthy in the judgment of management. As of December 31, 2007 and 2006, ten customers accounted for approximately 38% and 30%, respectively, of our net outstanding trade receivables.

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

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Computers, software and equipment	$53,070	$46,052
Leasehold improvements	5,518	5,440
Furniture and fixtures	109	109

	58,697	51,601
Less accumulated depreciation	(49,039)	(40,498)

Property and equipment, net	$9,658	$11,103

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

Intangible assets acquired by direct purchase or in the settlement of litigation are accounted for based on the fair value of assets received. Identifiable intangible assets are primarily comprised of patent rights and cross license-agreements. Patent rights are recorded in long-term other assets. Cross-license agreements are recorded within prepaid and other assets and long-term other assets depending on when the economic benefit is used. Purchased intangibles with finite lives are generally amortized on a straight-line basis, which typically approximates the economic benefit of the intangible assets, over the respective estimated useful lives of up to five years.

The following table presents details of the purchased intangible assets which relate to patent cross-license agreements and patents acquired during fiscal 2007 and 2006 (in thousands, except years):

	Weighted-Average
	Useful Life
Year Acquired:	(in Years)	Amount

2007	5.0	$3,421
2006	5.0	$1,883

The following table presents detail of the Company’s total purchased intangible assets (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
As of December 31, 2007:	Amount	Amortization	Amount

Purchased intangible assets	$2,371	$196	$2,175
Patent cross-license agreements	9,633	6,095	3,538

Total	$12,004	$6,291	$5,713

	Gross		Net
	Carrying	Accumulated	Carrying
As of December 31, 2006:	Amount	Amortization	Amount

Purchased intangible assets	$150	$—	$150
Patent cross-license agreements	8,433	3,698	4,735

Total	$8,583	$3,698	$4,885

As of December 31, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:

2008	$2,434
2009	1,061
2010	1,061
2011	859
2012	298

$5,713

Amortization expense related to purchased intangible assets of $0.2 million in 2007 was included in general and administrative expense, and amortization expense of patent cross-license agreements of $2.4 million, $2.0 million and $1.4 million was included in cost of product revenue in 2007, 2006 and 2005, respectively.

Impairment

The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. No long lived assets were considered impaired as of December 31, 2007.

Revenue Recognition

General.  Foundry generally sells its products through its direct sales force and value-added resellers. The Company generates the majority of its revenue from sales of chassis and stackable-based networking equipment, with the remainder of its revenue primarily coming from customer support fees. The Company applies the principles of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Typically, customer purchase orders are treated as separate arrangements based on the nature of our business. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Foundry assesses collectibility based on the creditworthiness of the customer as determined by its credit checks and the customer’s payment history. It is Foundry’s practice to identify an end-user prior to shipment to a value-added reseller.

When sales arrangements contain multiple elements (e.g., hardware and support), the Company applies the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting.

Product.  Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment. If an acceptance period or other contingency exists, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping and handling charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

At the time product revenue is recognized, Foundry estimates the amount of warranty costs to be incurred and records the amount as a cost of product revenue. Foundry’s standard warranty period extends one or five years from the date of sale, depending on the type of product purchased. Foundry’s estimate of the amount necessary to settle warranty claims is based primarily on its past experience.

Services.  Service revenue consists primarily of fees for customer support services. Foundry’s suite of customer support programs provides customers access to technical assistance, unspecified software updates and upgrades on a when-and-if available basis, hardware repair and replacement parts.

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

Returns.  We provide a provision for estimated customer returns at the time product revenue is recognized as a reduction to product revenue. Our provision is based primarily on historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide for rights of return in the event our products do not meet its published specifications or there is an epidemic failure, as defined in the contracts.

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

	2007	2006	2005

Americas	67%	63%	64%
EMEA	18%	18%	18%
Japan	9%	11%	10%
Asia Pacific	6%	8%	8%

Sales to the United States government accounted for approximately 18%, 17% and 19% of our total revenue in 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005 no other individual customer accounted for 10% or more of our net product revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $3.5 million, $4.2 million and $5.7 million, respectively.

Sales Taxes

We account for taxes charged to our customers and collected on behalf of the taxing authorities and recognize revenue on a net basis.

Income Taxes

Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and records a valuation allowance to reduce its deferred tax assets to the amount that it believes to be more likely than not realizable. The Company believes it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

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

Computation of Per Share Amounts

Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. As of December 31, 2007 and 2006 there were 2,592,375 shares and 627,750 shares, respectively, subject to repurchase. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options and restricted stock, determined based on the average share price for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options and restricted stock are assumed to be used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive. There were 10.5 million, 15.1 million and 13.5 million anti-dilutive common stock equivalents for the years ended December 31, 2007, 2006 and 2005, respectively.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net income	$81,143	$38,698	$53,562

Basic:
Weighted-average shares outstanding	148,143	145,167	139,176

Basic EPS	$0.55	$0.27	$0.38

Diluted:
Weighted-average shares outstanding	148,143	145,167	139,176
Add: Weighted-average dilutive potential shares	7,377	5,342	4,798

Weighted-average shares used in computing diluted EPS	155,520	150,509	143,974

Diluted EPS	$0.52	$0.26	$0.37

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

In accordance with SFAS 123R, excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $8.9 million and $6.0 million for the years ended December 31, 2007 and 2006, respectively, have been classified as a financing cash inflow. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Pursuant to SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic No. D-32, Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presently available to us. In addition, we account for the indirect effects of stock-based compensation, such as research and development tax credits and domestic manufacturing deduction, through the statement of income.

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

Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in our Consolidated Statement of Income under the provisions of APB 25. Compensation expense under APB 25 was recognized using the accelerated, multiple-option method. In accordance with APB 25, no compensation expense was recognized under our 1999 Employee Stock Purchase Plan. Stock-based compensation expense of $4.6 million was recognized in 2005 related to employee stock-based awards. As a result of adopting SFAS 123R, stock-based compensation expense recorded for 2006 was $50.8 million, or $47.2 million higher than which would have been reported had we continued to account for stock-based compensation under APB 25. Net income for 2006 was approximately $28.7 million lower than that which would have been reported had we continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share would have been $0.20 and $0.19 higher, respectively, had we continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with employee stock-based awards of $2.8 million has been reclassified to additional paid-in capital in our consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pro forma net income (loss) and earnings (loss) per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income	$53,562
Add: Total stock-based compensation expense (benefit) included in reported net income, net of tax effect	2,852
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effect	(60,922)

Pro forma net loss	$(4,508)

Basic net income (loss) per share:
As reported	$0.38
Pro forma	$(0.03)
Diluted net income (loss) per share
As reported	$0.37
Pro forma	$(0.03)
Weighted-average shares for basic EPS	139,176
Weighted-average shares for diluted EPS	143,974

Valuation of Stock-Based Compensation

Foundry applies the Black-Scholes option-pricing model to value stock-based payments under SFAS 123R. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect Foundry’s best estimates, but involve uncertainties based on market conditions generally outside of the Company’s control.

The fair value of stock option grants and employee stock purchases were estimated using the following weighted-average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Average risk free interest rate	4.31%	4.71%	3.72%	4.89%	4.40%	2.48%
Average expected life of the options	3.6 years	3.4 years	3.0 years	1.3 years	1.4 years	1.3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	39.6%	46.6%	61.9%	41.8%	48.3%	63.2%
Estimated annual forfeitures	11%	11%	—	11%	11%	—
Weighted average fair value	$6.24	$5.44	$4.33	$3.88	$3.96	$4.33

Expected Term.  Prior to the first quarter of 2006, the expected term of options granted was based on historical experience as well as the contractual terms and vesting periods of the options. For options granted after the

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of the first quarter of 2006, the expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SAB 107.

Expected Volatility.  Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions was based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options on Foundry’s stock having a life of at least six months. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.

Expected Dividend.  The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.

Risk-Free Interest Rate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Estimated Forfeitures.  The Company estimates forfeitures based on an analysis of historical option forfeitures. In our stock-based compensation expense required under APB 25 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. We do not expect EITF 07-3 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is required to be adopted by us in the first quarter of fiscal 2008. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of adoption, we have recorded an increase to retained earnings of $0.8 million as of January 1, 2007. In addition, we recorded a decrease to deferred tax assets of $2.9 million, a decrease to additional paid-in capital of $4.2 million and an increase to taxes payable of $0.5 million in the first quarter of 2007.

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

3.	COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

We provide customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90-day software warranty. Customers can upgrade and/or extend the warranty for up to five years by purchasing one of our customer support programs. Our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. We accrue for warranty costs based on estimates of the costs that may be incurred under our warranty obligations including material and labor costs. The warranty accrual is included in our cost of revenues and is recorded at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, estimated material costs and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary.

Changes in our product warranty liability for the year ended December 31, 2007 were as follows (in thousands):

Balance, December 31, 2006	$1,546
Liabilities accrued for warranties issued during the period	2,413
Warranty claims settled during the period	(1,708)

Balance, December 31, 2007	$2,251

We offer our customers renewable support arrangements, including extended warranties, that generally have terms of one or five years, however, the majority of our support contracts have one year terms. We do not separate extended warranty revenue from routine support service revenue, as it is not practical to do so. The change in our deferred support revenue balance was as follows for the year ended December 31, 2007 (in thousands):

Deferred support revenue at December 31, 2006	$65,564
New support arrangements	99,858
Recognition of support revenue	(87,750)

Ending balance at December 31, 2007	$77,672

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract,

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnifications as, historically, payments made related to these indemnifications have not been material to our consolidated financial position or results of operations.

Leases

We lease our facilities and office buildings under operating leases that expire at various dates through July 2012. Our headquarters for corporate administration, research and development, sales and marketing, and manufacturing currently occupy approximately 110,000 square feet of office space in San Jose, California under lease through January 2011 and 141,000 square feet in Santa Clara, California under lease through May 2010. We continue to utilize the San Jose location for our manufacturing operations and utilize the Santa Clara location for our corporate administration, research and development, and sales and marketing functions. Rent expense under all operating leases was $6.2 million, $6.1 million and $6.7 million in 2007, 2006 and 2005, respectively. At December 31, 2007, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

Operating
Leases

2008	$5,777
2009	5,130
2010	3,734
2011	675
2012	100
Thereafter	—

Total lease payments	$15,416

Purchase Commitments with Suppliers and Third-Party Manufacturers

We use contract manufacturers to assemble certain parts for our chassis and stackable products. We also utilize third-party OEMs to manufacture certain Foundry-branded products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. Although, we can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of December 31, 2007, we had approximately $70.1 million of open purchase orders with our component suppliers and third-party manufacturers that may not be cancelable.

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

As part of the May 2006 and February 2007 settlement agreements described above, we made total payments of $8.4 million. Based on management’s judgment and the results of a third-party valuation analysis, we recorded a $5.4 million charge in other charges, net in the second quarter of 2006. The remaining value under these agreements represents consideration for license rights to current and future Alcatel-Lucent patents and is amortized ratably over five years to the cost of product revenue. At December 31, 2007, the remaining value of the settlement agreements of $2.2 million is included within prepaid expenses and other assets and long-term other assets in the accompanying consolidated balance sheet.

We also agreed to provide credits in the sum of $2.0 million against future purchases of Foundry products and services at the rate of 25% of the invoice price until the $2.0 million of credits are exhausted. During the years ended December 31, 2007 and 2006, we have recorded a reduction of our total net revenue in the accompanying consolidated statement of income of $1.2 million and $0.8 million, respectively, as a result of these credits. As of December 31, 2007 and December 31, 2006, we recorded a reduction in our deferred support revenue of $21,000 and $0.3 million, respectively, in the accompanying consolidated balance sheets for the credits related to service contracts. The $21,000 represents a reduction in future revenue for unrecognized support revenue. The credits were exhausted as of March 31, 2007.

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

Litigation

Intellectual Property Proceedings.  On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, Foundry filed a motion to stay the case, in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (USPTO) requesting that USPTO reexamine the validity of five of the six Enterasys patents in view of certain prior art. On August 28, 2007, the Court granted Foundry’s motion to stay the case. All activity in the case is now on hold, while the USPTO reexamination process proceeds. Foundry is vigorously defending itself against Enterasys’ claims.

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer denying the allegations and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the Court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. No trial date has been set. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. Professor Lemley is scheduled to hold a Markman claim construction hearing on March 6, 2008, after

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which he will make recommendations to the Court for construing the claims. The Company is vigorously defending itself against Chrimar’s claims.

Securities Litigation.  Foundry remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of Foundry’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants the Company and two current and one former Foundry officer (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999. The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the initial public offering (“IPO”) failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims Foundry may have against the underwriters. However, the settlement required approval by the court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs might seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have now filed amended complaints in an effort to comply with the Second Circuit decision. The Company, and the previously named officers, are still named as defendants in the amended complaint. The District Court has not issued a decision concerning the refiled lawsuits. Should the District Court allow the refiled lawsuits to proceed, there is no assurance that the settlement will be amended, renegotiated or approved. If the settlement is not amended or renegotiated and then approved, the Company intends to defend the lawsuit vigorously.

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

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay. The action continues to be stayed.

On March 9, 2007, a purported Foundry shareholder served the Company’s registered agent for service of process with a putative derivative action against certain of the Company’s current and former officers, directors and employees. The complaint named Foundry as a nominal defendant. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and is captioned Patel v. Akin, et al. (Case No. 1-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action. In addition, it asserted a cause of action for violation of Section 1507 of the California Corporations Code. On April 27, 2007, Plaintiff Patel voluntarily dismissed the Patel action without prejudice. On June 19, 2007, Plaintiff Patel filed another putative derivative action in the Court of Chancery of the State of Delaware, New Castle County, against certain of the Company’s current and former officers, directors and employees. The action is captioned Patel v. Akin, et al. (Civil Action No. 3036-VCL) and names Foundry as a nominal defendant. The complaint again generally asserts similar claims as those in the Consolidated Action relating to allegations that certain stock option grants made by Foundry were improperly backdated. The complaint asserts seven causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, accounting, unjust enrichment, rescission and corporate waste. Foundry and the individual defendants have filed a motion to dismiss or stay the action. The parties are in settlement negotiations. Given the derivative nature of the action, any settlement amount would go to the Company. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached.

In September and October 2006, purported Foundry shareholders filed four putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the United States District Court for the Northern District of California. The complaints named Foundry as a nominal defendant. On December 8, 2006 the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division) Case No. 5:06-CV-05598-RMW). On March 26, 2007, Plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. The hearing on Foundry’s motion to dismiss currently is scheduled for March 14, 2008. The parties are in settlement discussions. Given the derivative nature of the action, any settlement amount would go to the Company. Because of the inherent uncertainty of litigation, however, we cannot predict whether a settlement will be reached.

On October 3, 2007, a purported Foundry shareholder filed a lawsuit in the United States District Court, Western District of Washington in Seattle naming Foundry as a nominal defendant. The action is captioned Vanessa Simmonds v. Deutsche Bank AG, Merrill Lynch & Co and JPMorgan Chase & Co. Defendants, and Foundry Networks, Inc., Nominal Defendant (Case No. 2:07-CV-01566-JCC). The action alleges that Deutsche Bank, Merrill Lynch and JPMorgan Chase profited from the transactions in Foundry Networks stock by engaging in short-swing trades. The plaintiff has moved to consolidate this action with approximately 55 other cases. Because of the inherent uncertainty of litigation, we cannot predict the outcome of the litigation.

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against the Company (and Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation) in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

injunctive relief, as well as unspecified damages. The Company has not yet had an opportunity to evaluate the factual basis of the allegations.

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

General.  From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Regardless of the merits of the Company’s position, litigation is always an expensive and uncertain proposition. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2007, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.

4.	INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach to accounting for income taxes, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Components of our deferred tax assets were as follows at December 31 (in thousands):

	December 31,
	2007	2006

Deferred Tax Assets:
Accrued payroll and related expenses	$3,858	$3,034
Inventory valuation reserve	17,735	17,574
Accrued warranty	884	605
Allowance for doubtful accounts	828	976
Write-down of minority interest	—	979
Depreciation	3,496	2,953
Stock-based compensation	33,553	28,196
Research and development credits	4,827	7,866
Deferred support revenue	8,728	7,687
Other temporary differences	5,305	6,536

Total deferred tax assets	79,214	76,406
Valuation allowance	0	(979)

Total deferred tax assets, net of valuation allowance	79,214	75,427
Deferred Tax Liability:
Litigation settlement tax liability	—	(822)

Net deferred tax assets	$79,214	$74,605

During 2007 the tax benefit associated with a capital loss, which was incurred in 2002 from the sale of stock held in another company as a minority interest, expired without being utilized and the related valuation allowance, which had been recorded in a prior year to reduce the amount of the deferred tax asset to zero, was released.

At December 31, 2007, we had state research and development tax credit carryforwards of $7.7 million, all of which can be carried forward indefinitely.

Our provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2007	2006	2005

Current:
Federal	$46,876	$37,240	$30,758
Foreign	517	366	405
State	7,145	5,754	4,583

Total current	54,538	43,360	35,746

Deferred:
Federal	(7,791)	(16,132)	(8,459)
Foreign and state	(1,488)	(2,557)	(757)

Total deferred	(9,279)	(18,689)	(9,216)

Total provision	$45,259	$24,671	$26,530

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes and effective tax rate differs from the statutory U.S. federal income tax rate as follows for the years ended December 31 (in thousands):

	2007		2006		2005

Provision at U.S. statutory rate of 35%	$44,241	35.0%	$22,025	35.0%	$28,032	35.0%
State income taxes, net of federal benefit	5,268	4.2%	2,728	4.3%	3,444	4.3%
Federal and state research and development credits	(4,470)	(3.5)%	(3,161)	(5.0)%	(2,665)	(3.3)%
Nondeductible stock compensation	2,333	1.8%	5,482	8.7%	—	—
Export sales incentive	—	—	(1,373)	(2.2)%	(1,654)	(2.1)%
Tax-exempt interest	(4,168)	(3.3)%	(1,465)	(2.3)%	(1,523)	(1.9)%
U.S. production activities deduction	(944)	(0.8)%	(165)	(0.3)%	(400)	(0.5)%
Other	2,999	2.4%	600	1.0%	1,297	1.6%

Total	$45,259	35.8%	$24,671	39.2%	$26,531	33.1%

The tax benefits associated with stock option exercises and the employee stock purchase plan that were credited to additional paid-in capital were $11.6 million, $10.5 million, and $2.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$14,134
Increase related to prior year tax positions	1,661
Decrease related to prior year tax positions	(1,002)
Increase related to current year tax positions	1,975
Settlements with tax authorities	—
Lapse of statute of limitations	(149)

Balance at December 31, 2007	$16,619

Included in the balance of total unrecognized tax benefits at December 31, 2007, are potential benefits of $6.9 million, if recognized, would affect the effective rate on income from continuing operations.

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

Foundry is no longer subject to United States federal income tax examinations before 2003 and state income tax examinations for years before 2002, except to the extent that tax attributes in earlier years were carried forward to years remaining open for audit.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, Foundry accrued additional interest expense of $1.0 million relating to unrecognized tax benefits. As of December 31, 2007, Foundry had recorded liabilities for interest expense related to uncertain tax provisions in the amount of $1.8 million. The Company recognizes interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48.

5.	STOCKHOLDERS’ EQUITY

Share Repurchase Program

In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase Company stock expires on December 31, 2008. During the year ended December 31, 2007, we repurchased 4.4 million shares of its common stock via open market purchases at an average price of $18.93 per share. The total purchase price of $82.9 million was reflected as a decrease to retained earnings in the year ended December 31, 2007. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All shares of common stock repurchased under this program have been retired.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. No shares of preferred stock were outstanding as of December 31, 2007 and 2006.

Common Stock

We had 148,700,370 and 147,034,193 shares of common stock issued and outstanding at December 31, 2007 and 2006, respectively.

The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry.

The following shares of common stock have been reserved and are available for future issuance as of December 31, 2007:

2006 Stock Incentive Plan	24,361,991
1999 Directors’ Stock Option Plan	2,862,750
1999 Employee Stock Purchase Plan	6,628,776
2000 Non-Executive Stock Option Plan	1,561,934
1996 Stock Plan	20,480,228

Total	55,895,679

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Stock Plan”) was adopted by the stockholders at Foundry’s annual meeting held on June 16, 2006, replacing the 1996 Stock Plan. As of June 16, 2006, no further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to employees, consultants and non-employee directors of the Company. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009 unless re-adopted or extended by the stockholders prior to or on such date; it is not an “evergreen” plan. As of December 31, 2007, under the 2006 Stock Plan, 6,830,323 options were outstanding with a weighted-average exercise price of $17.59 per share. As of December 31, 2007, under the 2006 Stock Plan, 1,639,000 restricted stock awards were also outstanding. The number of shares of the Company’s common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as a restricted stock or restricted stock unit. Stock options and stock appreciation rights under the 2006 Stock Plan must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as time-vesting conditions.

1996 Stock Plan

The 1996 Stock Plan expired on June 16, 2006, the date of our 2006 annual stockholder meeting. As of December 31, 2007, no options were available for future issuance under the 1996 Stock Plan and options to purchase 20,480,228 shares were outstanding with a weighted-average exercise price of $14.64 per share. Stock options granted under the 1996 Stock Plan have an exercise price equal to the fair market value of our common stock on the date of grant. Options under the 1996 Stock Plan vest over a vesting schedule determined by the Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant. Options granted after January 1, 2005 expire 5 years from the date of grant. Effective June 16, 2006, additional equity awards under the 1996 Stock Plan have been discontinued and new equity awards are being granted under the 2006 Stock Plan. Remaining authorized shares under the 1996 Stock Plan that were not subject to outstanding awards as of June 16, 2006 were canceled on June 16, 2006. The 1996 Stock Plan will remain in effect as to outstanding equity awards granted under the plan prior to June 16, 2006.

1999 Directors’ Stock Option Plan

Under the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director who became a director after the effective date of the plan, but prior to the April 19, 2007 plan modification, was entitled to receive an automatic initial grant of an option to purchase 225,000 shares of common stock upon appointment or election, and annual grants to purchase 60,000 shares of common stock. Options granted under the plan will vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of common stock on the date of grant of the option. Options expire 10 years from the date of grant. For the years ended December 31, 2007 and 2006, our five non-employee directors received annual grants of 260,000 and 240,000, respectively, to purchase shares of common stock at a weighted-average exercise price per share of $16.52 and $10.83, respectively. As of December 31, 2007, there were 875,000 options available for future issuance and 1,987,750 options to purchase common stock outstanding under the Directors’ Plan with a weighted-average exercise price of $32.04 per share. On April 19, 2007 the Board of Directors modified the terms of the Directors’ Stock Option Plan to reduce the number of stock options awarded to a newly appointed or elected Directors from 225,000 shares to 100,000 shares and the number of shares awarded on an annual basis from 60,000 to 40,000 shares. While vesting of options for newly appointed or elected directors was unchanged, vesting of grants awarded on an annual basis was changed to vest ratably over a 24 month period.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Non-Executive Stock Option Plan

Under the 2000 Non-Executive Stock Option Plan (the “Non-Executive Plan”), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. Options granted prior to January 1, 2005 expire 10 years from the date of grant. Options granted after January 1, 2005, expire 5 years from the date of grant. As of December 31, 2007, under the Non-Executive Plan, 331,998 options were available for future issuance and 1,229,936 options to purchase common shares were outstanding with a weighted-average exercise price of $13.24 per share.

The following table (which excludes restricted stock awards) summarizes stock option activity under all stock option plans during the three years ended December 31, 2007:

			Weighted-
		Weighted-	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
				(In thousands)

Balance, December 31, 2004	30,038,512	$14.00
Granted	6,526,700	9.71
Exercised	(2,945,346)	6.85
Cancelled	(1,832,239)	14.44

Balance, December 31, 2005	31,787,627	13.75
Granted	6,502,300	14.07
Exercised	(4,798,821)	7.86
Cancelled	(1,741,194)	19.29

Balance, December 31, 2006	31,749,912	14.40
Granted	6,508,358	18.10
Exercised	(5,844,350)	9.63
Cancelled	(1,885,683)	16.93

Balance, December 31, 2007	30,528,237	16.38	4.44	$123,895

Vested and expected to vest at December 31, 2007	28,355,622	16.44	4.45	$118,662

Exercisable at December 31, 2007	20,962,759	16.64	4.46	$103,191

Approximately 0.3 million shares and 6.2 million stock options were granted under the 1999 Directors’ Stock Option Plan and the 2006 Stock Plan, respectively, during the year ended December 31, 2007.

For the years ended December 31, 2007 and 2006, the total fair value of the shares vested was $37.1 million and $45.2 million, respectively. As of December 31, 2007 and 2006, there were 9,565,478 and 9,017,034, respectively, unvested options for all plans.

As of December 31, 2007, an aggregate of 14,968,966 shares were available for future option and award grants to our employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of 2007 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006 and 2005, 5.8 million, 4.8 million and 2.9 million, respectively, in stock options were exercised. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $52.6 million, $35.2 million and $14.2 million, respectively.

As of December 31, 2007, there was $45.8 million of total unrecognized compensation cost related to stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.58 years.

Restricted Stock Awards

Foundry’s Board of Directors approved the issuance of 647,500 and 643,750 shares of restricted stock with a weighted-average grant date fair value of $17.54 and $14.57 per share, respectively, during the years ended December 31, 2007 and 2006.

We issue shares on the date that the restricted stock awards vest. For the majority of restricted stock awards the number of shares issued on the date the restricted stock awards vest is net of the statutory withholding requirements that we pay on behalf of our employees. As a result, the actual number of shares issued will be less than the number of restricted stock awards granted. This will continue in the future and the amount of shares withheld will vary depending on the amount of awards that vest and the value of our stock. During 2007, we withheld 112,726 shares to satisfy $1.7 million of employees’ tax obligations. In January 2008, we withheld 70,813 shares to satisfy $1.0 million of employees’ tax obligations. We have paid these amounts in cash to the appropriate taxing authorities. The number of restricted stock awards vested in the table below includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.

A summary of the Company’s restricted stock award activity and related information for the year ended December 31, 2007 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value

Balance, December 31, 2006	627,750	$14.58
Granted	647,500	$17.54
Vested	(309,875)	$14.59
Forfeited	(12,000)	$14.21

Balance, December 31, 2007	953,375	$16.59

As of December 31, 2007, there was $8.2 million of total unrecognized compensation cost related to restricted stock award granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Foundry’s Board of Directors approved the issuance of 1,665,000 shares of restricted stock units (“RSUs”) with a weighted-average grant date fair value of $18.51 per share during the years ended December 31, 2007.

We will issue shares on the date that the restricted stock units vest. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest will be net of the statutory withholding requirements that we pay on behalf of our employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. The amount of shares withheld will vary depending on the amount of awards that vest and the value of our stock.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes information about the Company’s RSUs as of December 31, 2007:

		Remaining
		Contractual	Aggregate
	Shares	Life (Years)	Intrinsic Value
			(In thousands)

Balance, December 31, 2006	—
Awarded	1,665,000
Released	—
Forfeited/expired	(26,000)

Balance, December 31, 2007	1,639,000	1.68	$28,715

Vested and expected to vest at December 31, 2007	1,304,358	1.60	$22,852

Exercisable at December 31, 2007	—	—	$—

None of the awarded RSUs were vested as of December 31, 2007. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans at a rate of 2.3 shares for every one share issued in the 2006 plan. As of December 31, 2007, there was $21.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.7 years.

1999 Employee Stock Purchase Plan

Under Foundry’s 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During 2006 and 2005, Foundry issued an aggregate of 1,086,076 shares and 978,138 shares, respectively, under the ESPP at average per share prices of $8.64, and $8.46, respectively. The Company issued no shares under the ESPP during the year ended December 31, 2007 due to the suspension of its employee payroll withholdings for the purchase of its common stock under the ESPP plan from August 2006 through July 31, 2007 as a result of the Company’s delayed filing of its periodic reports with the SEC.

A total of 6,628,776 shares of common stock were reserved for issuance under the ESPP as of December 31, 2007. The number of shares reserved for issuance under the ESPP will be increased on the first day of each fiscal year through 2009 by the lesser of (i) 1,500,000 shares, (ii) 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors.

As a result of the Company’s delayed filing of its periodic reports with the SEC, the Company suspended its employee payroll withholdings for the purchase of its common stock under the ESPP and returned all employee contributions. When the ESPP resumed, employees enrolled in the plan were allowed to make a one-time increase to their contributions for the remainder of the offering period ending July 31, 2008. This increase resulted in a modification to the plan under SFAS 123R and additional expense of $0.3 million was recognized for the year ended December 31, 2007. An additional $0.2 million is expected to be recognized over the remainder of the offering period ended July 31, 2008. On June 5, 2007, the Board of Directors amended the ESPP to limit the ability of a participant in the ESPP to increase or decrease the rate of his or her payroll deductions during any offering period (as defined in the ESPP). This change is effective beginning August 2, 2007. Further, on January 25, 2007, Foundry’s Board of Directors approved a bonus payment in the total amount of $4.5 million to compensate those employees participating in the Company’s ESPP at the time it was suspended. The amount of the bonus paid was set by the Board of Directors to compensate participants for the opportunity lost due to the suspension of the ESPP. The amount of the bonus equals the value of the shares estimated to have been purchasable by each participant in the ESPP-as if acquired by the participant under the terms of the ESPP-and sold in a same day sale transaction

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately following the originally scheduled ESPP purchase on January 31, 2007. Under SFAS 123R, Foundry’s suspension of ESPP employee payroll withholdings effectively cancels the related option held by ESPP participants. As a result, the Company recorded additional stock-based compensation expense in the fourth fiscal quarter of 2006 in the amount of $0.3 million.

The compensation cost that has been charged against income for these plans was $46.0 million, $50.8 million and $4.6 million for the years ending December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement was $15.2 million, $14.4 million and $1.8 million for the years ending December 31, 2007, 2006 and 2005, respectively. Compensation cost capitalized as part of inventory for the years ended December 31, 2007, 2006 and 2005 was $0.2 million, $0.1 million and approximately $3,000, respectively.

Stock-based compensation relates to the following categories by period:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of revenue — Product	$1,457	$1,858	$179
Cost of revenue — Service	2,029	2,175	201
Research and development	16,518	17,542	1,733
Sales and marketing	17,916	20,680	1,808
General and administrative	8,101	8,519	684

Total	$46,021	$50,774	$4,605

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). Options covering approximately 262,313 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction. The Company extended the expiration date of these stock options to July 13, 2007, the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options were reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions until the earlier of final settlement or July 13, 2007. During the year ended December 31, 2007. the Company measured the fair value of these stock options using the Black-Scholes option valuation model and recorded approximately $0.8 million to stock-based compensation expense as a result of the modification and approximately $0.3 million to interest and other income, net as a result of the mark-to-market provision. During the year ended December 31, 2007, 164,439 options were exercised and the liability of approximately $1.2 million associated with unexercised options with extended exercise periods was reclassified from current liabilities to equity.

Amendment of Certain Stock Options

In the year ended December 31, 2007, the Company amended certain options granted under the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 409A and applicable Canadian tax law. In exchange for increasing the exercise price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. Pursuant to Internal Revenue Service and Securities Exchange Commission rules, the amendment of United States non-officer employee option agreements were executed through a tender offer. Canadian employee option agreements were amended directly as allowed by Canadian law. On August 2, 2007, the date that the tender offer closed, the Company amended options to purchase 3.7 million shares of its common stock. The Board of Directors also approved the amendment of options to purchase 0.6 million shares of its common stock for certain officers who were not allowed to participate in the tender offer. Based on the above arrangements, the Company committed to make aggregate cash payments of $6.3 million and cancelled and regranted 1,104,858 options to purchase common stock. The cash payments will be returned to the Company if and when the underlying options to which they relate are exercised by Foundry’s employees. During the year ended December 31, 2007, the Company recorded approximately $4.9 million in stock-based compensation expense and expects to record over the remaining vesting period approximately $4.1 million in stock-based compensation expense, in connection with these amended option grants.

Accelerated Vesting of Stock Options

On November 3, 2005, the Board of Directors approved the immediate vesting of approximately 2.2 million shares of unvested stock options previously awarded to employees and officers that have an exercise price of $20.00 or greater under our equity compensation plans. The closing market price per share of our common stock on November 3, 2005 was $12.44 and the exercise prices of the approximately 2.2 million in unvested options on that date ranged from $21.50 to $27.33. The Board of Directors made the decision to immediately vest these options based in part on the issuance of SFAS 123R. Absent the acceleration of these options, upon adoption of SFAS 123R, we would have been required to recognize approximately $25.0 million in pre-tax compensation expense from these options over their remaining vesting terms as of December 31, 2005. By accelerating these unvested stock options, the related compensation expense is included in the 2005 pro forma results in Note 2, “Stock-based Compensation.” We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options were not fully achieving their original objective of incentive compensation and employee retention. Certain of the stock options which were vested by the Board of Directors in November of 2005 were subsequently determined to require remeasurement. The unamortized deferred stock-based compensation at the time of accelerated vesting was $0.1 million. Under the guidelines of APB 25 the Company accelerated the amortization of the deferred stock-based compensation for the options with accelerated vesting and has recorded stock-based compensation expense of $0.1 million in the year ended December 31, 2005.

Retained Earnings

The following table summarizes the activity in our retained earnings account (in thousands):

Balance at December 31, 2006	$231,205
Cumulative effect of adoption of FIN 48	777
Cumulative effect of adoption of EITF 06-2	(683)
Repurchase and retirement of common stock	(82,929)
Net income	81,143

Balance December 31, 2007	$229,513

6.  401(K) PLAN

The Company provides a tax-qualified employee savings and retirement plan that entitles eligible employees to make tax-deferred contributions. Under the 401(k) Plan, U.S.-based employees may elect to reduce their current annual compensation up to the statutorily prescribed limit, which was $15,500 in calendar year 2007. Employees

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

age 50 or over may elect to contribute an additional $5,000. The 401(k) Plan provides for discretionary contributions as determined by the Board of Directors. The Company has a matching contribution program whereby it matches dollar for dollar contributions made by each employee. The matching amount in calendar year 2007 was up to $3,500 per year for each employee, an increase from $1,250 in the previous year. The matching contributions to the 401(k) Plan totaled $2.0 million and $0.7 million in 2007 and 2006, respectively.

7.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected consolidated statement of income data for each of the eight quarters ended December 31, 2007. Operating results for any quarter are not necessarily indicative of results for any future period (in millions, except share and per share amounts).

Year Ended December 31, 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net revenue	$168.7	$159.5	$143.2	$135.8
Cost of revenue	63.3	59.4	57.1	56.6

Gross margin	105.4	100.1	86.1	79.2

Operating expenses:
Research and development	19.5	18.4	17.9	21.3
Sales and marketing	43.2	38.5	38.5	40.0
General and administrative	11.9	10.2	11.8	10.9
Other charges, net	0.1	0.1	3.0	2.6

Total operating expenses	74.7	67.2	71.2	74.8

Income from operations	30.7	32.9	14.9	4.4
Interest and other income, net	11.2	11.4	10.5	10.4

Income before provision for income taxes	41.9	44.3	25.4	14.8
Provision for income taxes	13.0	16.8	9.8	5.7

Net income	$28.9	$27.5	$15.6	$9.1

Basic net income per share	$0.19	$0.19	$0.11	$0.06
Diluted net income per share	$0.18	$0.18	$0.10	$0.06
Shares used in computing earnings per share (in thousands):
Basic	149,240	148,897	147,285	147,202
Diluted	156,632	156,486	154,034	153,386

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net revenue	$132.0	$118.8	$108.4	$114.0
Cost of revenue	53.7	46.9	42.9	44.9

Gross margin	78.3	71.9	65.5	69.1

Operating expenses:
Research and development	16.9	16.8	17.0	20.0
Sales and marketing	32.9	30.4	31.3	34.3
General and administrative	10.0	10.7	12.1	11.1
Other charges, net	2.9	4.2	5.7	—

Total operating expenses	62.7	62.1	66.1	65.4

Income from operations	15.6	9.8	(0.6)	3.7
Interest and other income, net	9.9	9.1	8.4	6.9

Income before provision for income taxes and cumulative effect of change in accounting principle	25.5	18.9	7.8	10.6
Provision for income taxes	9.8	6.7	3.4	4.6

Income before cumulative effect of change in accounting principle	15.7	12.2	4.4	6.0
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.4

Net income	$15.7	$12.2	$4.4	$6.4

Basic net income per share	$0.11	$0.08	$0.03	$0.04
Diluted net income per share	$0.10	$0.08	$0.03	$0.04
Shares used in computing earnings per share (in thousands):
Basic	146,764	146,082	145,279	142,477
Diluted	152,364	149,830	150,968	149,333

8.	SUBSEQUENT EVENTS

Investments

As of December 31, 2007, we held $82.5 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans and which had an AAA credit rating. Subsequently, auctions failed for $29.3 million of our adjustable rate securities, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. As of February 25, 2008, $65.7 million of our adjustable rate securities are rated AAA, and $17.5 million had an AA credit rating. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities.

FOUNDRY NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, it could take until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value. We currently have the ability and intent to hold our $83.2 million of adjustable rate securities held as of February 25, 2008, until market stability is restored with respect to these securities.

Share Repurchase Program

Subsequent to December 31, 2007, we repurchased an additional 4.4 million shares of our common stock via open market purchases at an average price of $13.56 per share for a total purchase price of $59.9 million. In July 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to $200 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase common stock expires on December 31, 2008. The total purchase price of $59.9 million will be reflected as a decrease to retained earnings during the year ended December 31, 2008. Common stock repurchases under the program are recorded based upon the settlement date of the applicable trade for accounting purposes. All shares of common stock repurchased under this program are retired.

FOUNDRY NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period
	(In thousands of dollars)

Year ended December 31, 2005:
Allowance for doubtful accounts	3,117	154	884	2,387
Allowance for sales returns	1,627	2,353	2,196	1,784
Year ended December 31, 2006:
Allowance for doubtful accounts	2,387	1,027	921	2,493
Allowance for sales returns	1,784	5,680	4,554	2,910
Year ended December 31, 2007:
Allowance for doubtful accounts	2,493	118	504	2,107
Allowance for sales returns	2,910	3,460	3,744	2,626

(1)	Deductions for allowance for doubtful accounts refer to write-offs and deductions for allowance for sales returns refer to actual returns.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of

December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Foundry Networks, Inc.:

We have audited Foundry Networks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Foundry Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Foundry Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Foundry Networks, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 26, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our directors and executive officers required by this Item is incorporated by reference from the information contained under the caption “Executive Officers and Directors,” “Nominees for the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics required by this Item is incorporated by reference from the information contained under the caption “Meetings and Committees of the Board” and “Code of Ethics” in the Company’s Proxy Statement.

Item 11.	Executive Compensation.

Incorporated by reference from the information contained under the captions “Proposal No. 1 — Election of Directors,” “Compensation of Directors,” “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information contained under the captions “Record Date; Voting Securities,” “Common Stock Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” and “Potential payments Upon Termination or Change in Control” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information contained under the caption “Transactions with Related Persons” and “Meetings and Committee of the Board of Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference from the information contained under the caption “Principal Auditor Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Foundry Networks, Inc. (Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577) and incorporated herein by reference; Certificate of Amendment to the foregoing filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Foundry Networks, Inc. (Filed as Exhibit 3.2 to registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.)
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Foundry Networks, Inc., dated April 19, 2007.*(10)
10.1	1996 Stock Plan.*(1)
10.2	Form of Stock Option Agreement under registrant’s 1996 Stock Plan.*(1)
10.3	1999 Employee Stock Purchase Plan, as amended.*(8)
10.4	1999 Directors’ Stock Option Plan (including related form agreements), as amended.*(8)
10.5	Form of Indemnification Agreement.(2)
10.6	OEM Purchase Agreement dated January 6, 1999 between Foundry Networks, Inc. and Hewlett-Packard Company, Workgroup Networks Division.(3)
10.7	Reseller Agreement dated July 1, 1997 between Foundry Networks, Inc. and Mitsui & Co., Ltd.(3)
10.8	2000 Non-Executive Stock Option Plan.*(4)
10.9	Form of Stock Option Agreement under registrant’s 2000 Non-Executive Stock Option Plan.*(4)
10.10	Lease agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002.(5)
10.11	Confidential Settlement Agreement and Release, effective October 25, 2004, by and between Nortel Networks Limited, Nortel Networks, Inc., Foundry Networks, Inc., Bobby R. Johnson, Jr., H. Earl Ferguson, deceased, and Jeffrey Prince.(6)
10.12	Sublease agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054.(7)
10.13	Form of Restricted Stock Purchase Agreement under the registrant’s 1996 Stock Plan.*(1)
10.14	2006 Stock Incentive Plan.*(9)
10.15	2006 Stock Incentive Plan-Form of Stock Grant Agreement*(9)
10.16	2006 Stock Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Agreement.*(9)
10.17	2006 Stock Incentive Plan-Form of Stock Unit Agreement.*(9)
10.18	2006 Stock Incentive Plan-Form of Stock Appreciation Right Agreement.*(9)
10.19	First Amendment to Lease Agreement between the Company and Bixby Technology Center, LLC dated December 3, 2007.*(10)
10.20	Third Amendment to Lease Amendment between the Company and Bixby Technology Center, LLC dated December 3, 2007.*(10)

Number	Description

10.21	Form of Severance Agreement by and between the Company and its executive officers.*(10)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Copy of original 1996 Stock Plan and related form of Stock Option Agreement incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577). Copy of 1996 Stock Plan reflecting the amendments approved at the 2000 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of 1996 Stock Plan reflecting the amendments for approval at the 2002 Annual Meeting of Stockholders incorporated by reference to registrant’s Definitive Proxy Statement for such meeting (Commission File No. 000-26689). Copy of Form of Restricted Stock Purchase Agreement under the 1996 Stock Plan is incorporated herein by reference to the exhibit filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 000-26689).

(2)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577).

(3)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-1 (Commission File No. 333-82577); Confidential treatment has been granted by the Securities and Exchange Commission with respect to this exhibit.

(4)	Incorporated herein by reference to the exhibit filed with registrant’s Registration Statement on Form S-8 filed on October 25, 2000 (Commission File No. 333-48560).

(5)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 000-26689).

(6)	Incorporated by reference from registrant’s Annual Report on Form 10-K filed on March 11, 2005 (Commission File No. 000-26689).

(7)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-26689).

(8)	Incorporated herein by reference to the exhibit filed with registrant’s Form 10-K on June 14, 2007 (Commission File No. 000-26689).

(9)	Copy of 2006 Stock Incentive Plan approved at the 2006 Annual Meeting of Stockholders incorporated by reference to the exhibits filed with registrant’s Form 8-K on June 22, 2006 (Commission File No. 000-26689).

(10)	Incorporated herein by reference to the exhibit filed with registrant’s Form 8-K on December 7, 2007 (Commission File No. 000-26689).

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

Date: February 26, 2008

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

Signature	Title	Date

/s/ Alfred J. Amoroso Alfred J. Amoroso	Chairman of the Board of Directors	February 26, 2008

/s/ Bobby R. Johnson, Jr. Bobby R. Johnson, Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2008

/s/ Daniel W. Fairfax Daniel W. Fairfax	Vice President, Finance & Administration, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008

/s/ C. Nicholas Keating, Jr. C. Nicholas Keating, Jr.	Director	February 26, 2008

/s/ J. Steven Young J. Steven Young	Director	February 25, 2008

/s/ Alan L. Earhart Alan L. Earhart	Director	February 22, 2008

/s/ Celeste Volz Ford Celeste Volz Ford	Director	February 22, 2008

INDEX TO EXHIBITS

Number	Description

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.