Form 10-Q
period 2008-03-31
FOUNDRY NETWORKS INC
filed 2008-05-09
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 145,865,736 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 30, 2008.

FOUNDRY NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$386,821	$331,961
Short-term investments	449,589	575,645
Accounts receivable, net of allowances for doubtful accounts of $2,249 and $2,107 and sales returns of $2,400 and $2,626 at March 31, 2008 and December 31, 2007, respectively	109,606	124,234
Inventories	49,394	42,384
Deferred tax assets	45,246	44,207
Prepaid expenses and other assets	10,497	12,439

Total current assets	1,051,153	1,130,870
Property and equipment, net	8,596	9,658
Investments	110,538	58,062
Deferred tax assets	37,650	35,007
Other assets	4,981	5,234

Total assets	$1,212,918	$1,238,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,033	$23,892
Accrued payroll and related expenses	32,352	50,806
Income taxes payable	8,172	—
Other accrued expenses	12,100	12,382
Deferred revenue	63,318	52,981

Total current liabilities	138,975	140,061
Deferred support revenue	28,079	27,786
Income taxes payable	12,531	11,860
Other long-term liabilities	532	475

Total liabilities	180,117	180,182

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized - 5,000 shares at March 31, 2008 and December 31, 2007; None issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value:
Authorized - 300,000 shares at March 31, 2008 and December 31, 2007:
Issued and outstanding – 145,674 and 148,700 shares at March 31, 2008 and December 31, 2007, respectively	15	15
Additional paid-in capital	854,282	829,910
Accumulated other comprehensive loss	(5,003)	(789)
Retained earnings	183,507	229,513

Total stockholders’ equity	1,032,801	1,058,649

Total liabilities and stockholders’ equity	$1,212,918	$1,238,831

(1)	Derived from audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net revenue:
Product	$125,863	$115,218
Service	24,192	20,595

Total net revenue	150,055	135,813

Cost of revenue:
Product	48,415	51,137
Service	8,183	5,466

Total cost of revenue	56,598	56,603

Gross margin	93,457	79,210

Operating expenses:
Research and development	21,729	21,250
Sales and marketing	47,135	40,090
General and administrative	11,839	10,933
Other charges, net	—	2,533

Total operating expenses	80,703	74,806

Income from operations	12,754	4,404
Interest and other income, net	9,299	10,383

Income before provision for income taxes	22,053	14,787
Provision for income taxes	8,147	5,696

Net income	$13,906	$9,091

Basic net income per share	$0.09	$0.06

Weighted-average shares used in computing basic net income per share	147,235	147,202

Diluted net income per share	$0.09	$0.06

Weighted-average shares used in computing diluted net income per share	151,271	153,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,906	$9,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,839	2,777
Stock-based compensation expense	14,001	9,622
Provision for doubtful accounts	142	(242)
Provision for sales returns	(226)	(617)
Inventory provisions	2,442	1,818
Benefit for deferred income taxes	(3,682)	(3,895)
Excess tax benefits from stock-based compensation	(245)	(2)
Changes in operating assets and liabilities:
Accounts receivable	14,712	(13,245)
Inventories	(9,425)	(4,328)
Prepaid expenses and other assets	1,481	(2,688)
Accounts payable	(859)	984
Accrued payroll and related expenses	(18,454)	(1,165)
Income taxes payable	8,458	8,891
Other accrued expenses	(226)	(1,381)
Deferred revenue	10,629	8,187

Net cash provided by operating activities	35,493	13,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(25,950)	(12,050)
Purchases of held-to-maturity investments	(142,974)	(169,389)
Proceeds from sales of available-for-sale investments	25,300	29,675
Proceeds from maturities of held-to-maturity investments	213,234	116,160
Purchases of property and equipment, net	(1,054)	(2,508)

Net cash provided by (used in) investing activities	68,556	(38,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock under stock plans, net of repurchases	10,721	(587)
Repurchase and retirement of common stock	(59,912)	—
Excess tax benefits from stock-based compensation	245	2

Net cash used in financing activities	(48,946)	(585)

Decrease in cash and cash equivalents	55,103	(24,890)
Effect of exchange rate changes on cash	(243)	(3)
Cash and cash equivalents, beginning of period	331,961	258,137

Cash and cash equivalents, end of period	$386,821	$233,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$838	$722

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three months ended March 31, 2008 and 2007 is unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     Founded in 1996, Foundry Networks, Inc. (“Foundry” or the “Company”) designs, develops, manufactures, markets and sells a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches and Metro and Internet routers. Foundry sells its products and services worldwide through its own direct sales force, resellers and integration partners. The Company’s customers include Internet Service Providers (ISPs), Metro Service Providers, government agencies and various enterprises including education, healthcare, entertainment, technology, energy, financial services, retail, aerospace, transportation, and e-commerce companies.
     Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by Foundry in accordance with United States generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Foundry and its wholly-owned subsidiaries (collectively “Foundry”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Foundry Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2008.
     Principles of Consolidation
     The condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the March 31, 2008 presentation.
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

     Revenue Recognition
     General. Foundry generally sells its products through its direct sales force and value-added resellers. The Company generates the majority of its revenue from sales of chassis and stackable-based networking equipment, with the remainder of its revenue primarily coming from customer support fees. The Company applies the principles of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Typically, customer purchase orders are treated as separate arrangements based on the nature of Foundry’s business. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Foundry assesses collectibility based on the creditworthiness of the customer as determined by its credit checks and the customer’s payment history. It is Foundry’s practice to identify an end-user prior to shipment to a value-added reseller.
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
     Returns. Foundry provides a provision for estimated customer returns at the time product revenue is recognized as a reduction to product revenue. Its provision is based primarily on historical sales returns and return policies. Foundry’s resellers generally do not have a right of return, and contracts with original equipment manufacturers only provide for rights of return in the event its products do not meet its published specifications or there is an epidemic failure, as defined in the contracts.
     Cash Equivalents and Investments
     The Company considers all investments with insignificant interest rate risk and with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consist of corporate and government debt securities, and cash deposited in checking and money market accounts. The Company’s investments are maintained and managed at three major financial institutions. Its investment portfolio, excluding auction rate securities, is classified as held-to-maturity and is recorded at amortized cost, and includes only securities with original maturities of less than two years and with secondary or resale markets to ensure portfolio liquidity.
     Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate securities are classified based on an assessment of their liquidity on the Company’s most recent balance sheet date. These investments typically have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. However, auction rate securities recently began to fail in auctions, and, as a result, the Company’s ability to exit these instruments in the short-term is not guaranteed. A failed auction is generally considered an auction with more sellers than buyers or an auction with no buyers at all. An assessment is performed for auction rate securities with failed auctions and the instruments are classified based on the forecasted recovery of fair value.

     Foundry’s auction rate securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are recorded as a component of accumulated other comprehensive income. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
     The Company monitors its investments for impairment on a quarterly basis and determines whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below its carrying value, the interval between auction periods, whether or not there have been any failed auctions, and the Company’s ability and intent to hold investments to maturity. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, the Company would reduce the investment’s carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in the Company’s statement of income as incurred.
     Valuation of Investments
     In valuing investments, Foundry predominantly uses market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, the Company employs a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating assumptions about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace.
     Fair Value Measurement
     Effective January 1, 2008, Foundry adopted certain of the provisions of FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition as the result of adoption. The Company determined that upon adoption, SFAS 157 would impact the disclosure requirements of its cash equivalents and investment portfolio.
     In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Foundry’s cash equivalents and investments utilizing Level 1 inputs include U.S. Government Treasuries and money market funds.

•	Level 2—Valuations based on quoted prices in markets that are not considered to be active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Foundry’s cash equivalents and investments utilizing Level 2 inputs include government sponsored securities and municipal bonds.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Investments utilizing Level 3 inputs are the Company’s auction rate securities that are not traded in active markets or are subject to transfer restrictions. Valuations are performed to adjust for illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
     The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors including the type of instrument and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. Refer to Note 3. “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for the disclosure of the Levels of inputs used to determine fair value and the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of instruments that were reclassified between Levels.
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units and employee purchases under the Company’s 1999 Employee Stock Purchase Plan based on estimated fair values.
     Valuation of Stock-Based Compensation
     SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Foundry has selected the Black-Scholes option-pricing model to value stock-based payments under SFAS 123R. The Black-Scholes option-pricing model includes assumptions regarding expected stock price volatility, option lives, dividend yields, and risk-free interest rates. These assumptions reflect Foundry’s best estimates, but involve uncertainties based on market conditions generally outside of the Company’s control.
     The fair value of stock option grants and employee stock purchases for the three months ended March 31, 2008, were estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	2.0%	3.5%	4.7%	4.9%
Expected term (in years)	3.0 years	1.6 years	3.5 years	1.3 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	42%	42%	39%	43%
Weighted-average fair value	$3.88	$4.68	$4.91	$3.67
     Expected Term. Prior to fiscal year 2006, the expected term of options granted was based on historical experience as well as the contractual terms and vesting periods of the options. For options granted during 2006 and 2007, the expected term of the options was derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The midpoint approach was used during 2006 and 2007 because the expected life of the options could not be estimated due to the fact that the terms of the options were significantly changed in 2005. In 2005, the Company began granting stock option awards that have a contractual life of five years from the date of grant. Prior to 2005, stock option awards generally had a ten year contractual life from the date of grant. In

2008, the Company deemed that it has sufficient historical information on which to base its expected life assumption. The change to using historic experience as the basis for the estimated expected life was not material for options granted during the three months ended March 31, 2008.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions for the three months ended March 31, 2008 and 2007 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options, having a life of at least six months, on Foundry’s stock. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
     Expected Dividend. The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.
     Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Estimated Forfeitures. Compensation expense recognized is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three months ended March 31, 2008, the Company revised its estimate of forfeitures to 7% based on actual historical option forfeitures from its previously estimated forfeiture rate of 11% in fiscal year 2007. The Company recorded an additional $0.9 million of stock based compensation during the three months ending March 31, 2008 resulting from the change in estimate.
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
     Income Taxes
     Foundry adopted Financial FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with Foundry’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the Company’s adoption of FIN 48.
     Recent Accounting Pronouncements
     Effective January 1, 2008, Foundry adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.
     Effective January 1, 2008, Foundry adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which the FASB issued in September 2006. SFAS 157 establishes specific criteria for the fair value measurement of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value on at least an annual basis. The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition as the result of adoption. The Company is currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on its results of operations and financial condition.
     Effective January 1, 2008, the Company adopted FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. The Company did not elect to adopt the fair value option under SFAS 159.
2. CASH EQUIVALENTS AND INVESTMENTS
Cash equivalents and investments consist of the following (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$94,679	$—	$—	$94,679
U.S. Treasuries and Government-sponsored enterprise securities	255,752	58	(5)	255,805
Available-for-sale:
Auction rate municipal bonds	83,150	—	(3,971)	79,179
Held-to-maturity:
Municipal bonds	36,370	247	—	36,617
Government-sponsored enterprise securities	444,577	1,759	(44)	446,292

	$914,528	$2,064	$(4,020)	$912,572

Cash equivalents	$350,431	$58	$(5)	$350,484
Short-term investments	449,588	1,704	(44)	451,248
Long-term investments	114,509	302	(3,971)	110,840

	$914,528	$2,064	$(4,020)	$912,572

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$158,080	$—	$—	$158,080
Government-sponsored enterprise securities	114,445	29	—	114,474
Available-for-sale:
Auction rate municipal bonds	82,500	—	—	82,500
Held-to-maturity:
Municipal bonds	42,362	133	—	42,495
Government-sponsored enterprise securities	508,845	551	(9)	509,387

	$906,232	$713	(9)	$906,936

Cash equivalents	$272,525	29	—	$272,554
Short-term investments	575,645	550	(9)	576,186
Long-term investments	58,062	134	—	58,196

	$906,232	$713	$(9)	$906,936

     US Treasuries and Government-sponsored enterprise securities (“GSEs”). Foundry’s U.S. Treasuries and GSE portfolio includes direct debt obligations of United States Treasury, Federal Home Loan Bank, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal Farm Credit Bank agencies. Unrealized losses as of March 31, 2008 were caused by interest rate movements. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of March 31, 2008, the issuers of Foundry’s GSEs had a credit rating of AAA.
     Auction rate municipal bonds (“auction rate securities”). Foundry’s auction rate securities primarily consist of student loan debt obligations whose underlying assets are primarily Federal Family Education Loan Program (“FFELP”) guaranteed. As a result of recent auction failures, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s auction rate securities. The current market conditions required the Company to use discounted cashflow valuation models that depend on management’s assumptions to value its auction rate securities. Based on the Company’s valuation model, the Company recorded an unrealized other comprehensive loss of $4.0 million in the quarter ended March 31, 2008. During the first quarter of 2008, the Company reclassified $76.7 million of adjustable rate securities to long-term investments from short-term investments based on the estimated period when recovery of fair value is likely to occur.
     The Company expects to liquidate its auction rate securities without significant loss primarily due to the government guarantees of a large portion of the underlying securities. The Company has determined that these securities are temporarily impaired, mostly due to changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold its $79.2 million of auction rate securities that it held as of March 31, 2008, until market stability is restored with respect to these securities. However, it could take until the final maturity of the underlying notes (up to 33 years) to realize the investments’ recorded value. Refer to the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
     In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s available-for-sale and held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Auction rate municipal bonds	$76,679	$(3,971)	—	—	$76,679	$(3,971)
Held-to-maturity:
U.S. Treasuries and Government-sponsored enterprise securities	154,137	(49)	—	—	154,137	(49)

	$230,816	$(4,020)	$—	$—	$230,816	$(4,020)

     Because the decline in the market value of Foundry’s investments is attributable to changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost, it does not consider these investments to be other-than-temporarily impaired at March 31, 2008.
3. FAIR VALUE DISCLOSURES
Fair Value Measurements
     The fair value of the Company’s cash equivalents and investments has been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. Refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding this hierarchy. The Company records its held-to-to maturity cash equivalents and investments at amortized cost and records its available-for-sale auction rate securities at fair value.

     The measurements used to determine fair value of Foundry’s cash equivalent and investment portfolio during the three months ended March 31, 2008 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices In
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$94,679	$94,679	$—	$—
U.S. Treasuries and Government-sponsored enterprise securities	255,805	170,934	84,871	—
Available-for-sale:
Auction rate municipal bonds	79,179	—	—	79,179
Held-to-maturity:
Municipal bonds	36,617	—	36,617	—
Government-sponsored enterprise securities	446,292	—	446,292	—

Total	$912,572	$265,613	$567,780	$79,179

     The table below provides a reconciliation of Foundry’s financial assets measured at fair value on a reoccurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Available-for-sale
Beginning Balance	$—
Total realized gains or (losses) included in net income	—
Total unrealized losses included in other comprehensive income	(3,971)
Purchases, sales and settlements, net	—
Transfers in Level 3	83,150

Ending balance	$79,179

The total amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

     Gains and losses (realized and unrealized) included in earnings during the three months ended March 31, 2008 are reported in interest and other income as follows (in thousands):

Interest and other
income, net
Total gains included in earnings	$12

Change in unrealized gains or (losses) relating to assets still held at the reporting date	$—

4. CONCENTRATIONS
     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash equivalents, short and long-term investments, and accounts receivable. Foundry seeks to reduce credit risk on financial instruments by investing in high-quality debt issuances and, by policy, limits the amount of credit exposure with any one issuer or fund. Additionally, the Company grants credit only to customers deemed credit worthy in the judgment of management. As of March 31, 2008 and December 31, 2007, ten customers accounted for approximately 33% and 38%, respectively, of Foundry’s net outstanding trade receivables.
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

5. INVENTORIES
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Purchased parts	$6,667	$4,279
Work-in-process	20,357	17,195
Finished goods	22,370	20,910

	$49,394	$42,384

     Compensation cost capitalized as part of inventory as of March 31, 2008 and December 31, 2007 was $0.2 million for both of the respective periods.
6. DEFERRED REVENUE
     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue includes shipments to direct end-users, resellers and integration partners. Below is a breakdown of the Company’s deferred revenue (in thousands):

	March 31, 2008	December 31, 2007
Product	$5,860	$3,095
Support	85,537	77,672

Total	$91,397	$80,767

Reported as:
Current	$63,318	$52,981
Non Current	28,079	27,786

Total	$91,397	$80,767

     Foundry offers its customers renewable support arrangements, including extended warranties, that generally have terms of one or five years. However, the majority of Foundry’s support contracts have one year terms. The change in the Company’s deferred support revenue balance was as follows for the three months ended March 31, 2008 (in thousands):

Deferred support revenue at December 31, 2007	$77,672
New support arrangements	31,591
Recognition of support revenue	(23,726)

Ending balance at March 31, 2008	$85,537

7. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     Foundry uses contract manufacturers to assemble certain parts for its chassis and its stackable products. The Company also utilizes third-party OEMs to manufacture certain Foundry-branded products. In order to reduce lead-times and ensure an adequate supply of inventories, Foundry’s agreements with some of these manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based on a rolling production forecast provided by Foundry. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts although it can generally give notice of order cancellation at least 90 days prior to the delivery date. In addition, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of March 31, 2008, Foundry had approximately $69.6 million of open purchase orders with its component suppliers and third-party manufacturers that may not be cancelable.

     Guarantees and Product Warranties
     The Company has indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for the Company’s products contained in agreements with its resellers and end-users. The Company has not recorded a liability related to these indemnification provisions and its indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.
     The Company provides customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90-day software warranty. Customers can upgrade and/or extend the warranty by purchasing one of Foundry’s customer support programs. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. Foundry accrues for warranty costs based on estimates of the costs that may be incurred under our warranty obligations including material and labor costs. The warranty accrual is included in its cost of revenues and is recorded at the time revenue is recognized. Factors that affect its warranty liability include the number of installed units, estimated material costs and estimated labor costs. The Company periodically assesses the adequacy of its warranty accrual and adjusts the amount as considered necessary.
     Changes in product warranty liability for the three months ended March 31, 2008 were as follows (in thousands):

Balance, December 31, 2007	$2,251
Liabilities accrued for warranties issued during the period	327
Warranty claims settled during the period	(353)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(358)

Balance, March 31, 2008	$1,867

     In the ordinary course of business, Foundry enters into contractual arrangements under which it may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in the Company’s condensed consolidated financial statements as of March 31, 2008 or December 31, 2007 related to these indemnifications.
     Litigation
     Intellectual Property Proceedings.  On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks) in the United States District Court for the District of Massachusetts alleging that certain of our products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed a response to the complaint denying the allegations. On November 3, 2005 the court severed Enterasys’ claim against Foundry and Extreme into two separate cases. The discovery process began, and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007, before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, which was assented to by Enterasys, because of petitions that Foundry had filed with the U.S. Patent and Trademark Office ( the “USPTO”) requesting that the USPTO reexamine the validity of five of the six Enterasys patents in view of certain prior art. On August 28, 2007, the court granted Foundry’s motion to stay the case. All activity in the case is now on hold while the USPTO reexamination process proceeds. On March 24, 2008, the USPTO issued an Office Action with respect to the first of the five Enterasys patents being re-examined. In the Office Action, the USPTO rejected the claims of the patent as being invalid over the prior art cited by Foundry. Enterasys now has an opportunity to respond to the rejections. The reexamination proceedings are ex parte, meaning that Foundry cannot participate in the re-examination proceeding between Enterasys and the USPTO concerning the rejections. It is expected that the USPTO will continue issuing Office Actions concerning the merits of the petitions (i.e., assessing the validity of the patents over the prior art cited by Foundry) over the next six months to a year. At some point in the future, the stay of the case may be lifted by the court, depending mainly on the results of the reexamination process. At that time, the court would issue a new scheduling order for the case. The Company is vigorously defending itself against Enterasys’ claims.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer denying the allegations and counterclaim on September 27, 2006. Subsequently, pursuant to an order of the court, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. No trial date has been set. The court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. On March 6, 2008, the Special Master held a Markman claim construction hearing and, on March 31, 2008, the Special Master filed a report and recommendation with the court on how the claims should be construed. On May 1, 2008, the parties filed objections to the Special Master’s report. The court can accept, reject or modify, the Special Master’s recommended claim construction and issue an order construing the claims. It is expected that, after the issuance of a claim construction order, the court will set a further schedule for the case. The Company is vigorously defending itself against Chrimar’s claims.
     On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. On March 3, 2008, Foundry filed an answer to the complaint denying the allegations, and asserting various counterclaims. The other defendants filed answers in April 2008. On May 8, 2008, the court scheduled a Markman hearing for December 3, 2009, and a trial for July 6, 2010. The Company is committed to vigorously defending itself against Network-1’s claims.
     On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) filed a lawsuit against Foundry, 3Com Corporation, Extreme Networks, Inc., Netgear, Inc., Zyxel Communications, Inc., D-Link Systems, Inc., and SMC Networks, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Fenner’s U.S. Patent No. 7,145,906 and seeking injunctive relief, as well as unspecified damages. On February 28, 2008, Fenner filed an amended complaint that added three additional defendants, namely, Tellabs, Inc., Tellabs North America, Inc., and Enterasys Networks, Inc. Subsequently, on May 5, 2008, Fenner filed a second amended complaint, which added infringement claims concerning a second Fenner patent, U.S. Patent No. 5,842,224, against Foundry and the other defendants. Foundry’s answer to the second amended complaint is due to be filed by May 15, 2008. The Company is committed to vigorously defending itself against Fenner’s claims.
     Securities Litigation.  Foundry remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of Foundry’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants the Company and two current and one former Foundry officer (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999 (the “IPO”). The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims we may have against the underwriters. However, the settlement required approval by the District Court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have filed amended complaints in an effort to comply with the Second Circuit decision. The Company, and the previously named officers, are still named defendants in the amended complaint. On March 26, 2008, the District Court issued an order granting in part and denying in part defendants’ motions to dismiss the amended complaints in the six focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. The District Court also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If an amended or modified settlement is not reached, and thereafter approved by the District Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, Foundry cannot predict its outcome.
     In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. Both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 1-06-CV 071651 (the “Consolidated Action”). On February 5, 2007, plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, the Company filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the court granted the motion to stay. The action continues to be stayed.
     On March 9, 2007, a purported Foundry stockholder served our registered agent for service of process with a putative derivative action against Foundry and certain of its current and former officers, directors and employees. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and captioned Patel v. Akin, et al. (Case No. l-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action as well as a cause of action for violation of Section 1507 of the California Corporations Code which is not asserted in the Consolidated Action. On April 4, 2007 the plaintiff filed a Request for Voluntary Dismissal of the action. On June 19, 2007, plaintiff re-filed the action Patel v. Akin, et al. (Civil Action No. 3036-VCL), in the Court of Chancery of the State of Delaware, New Castle County. The complaint again generally asserts similar claims as those in the Consolidated Action and seeks judgment against the individual defendants for damages purportedly sustained by the Company as a result of the alleged misconduct, as well as unspecified equitable relief to remedy the individual defendants’ alleged breaches of fiduciary duties. The complainant further seeks an award of attorney’s fees and costs, accountants’ and experts’ fees, cost and expenses, and such other relief as the Court might deem proper. The parties have engaged in settlement discussions, which are ongoing. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether a settlement will be reached or the outcome of the litigation.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against Foundry and certain of its current and former officers, directors and employees in the United States District Court for the Northern District of California. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW. A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. On June 25, 2007, plaintiffs filed an opposition to Foundry’s motion to dismiss, and, on August 2, 2007, Foundry filed a reply to plaintiffs’ opposition. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss currently is now scheduled for May 23, 2008. The parties have engaged in settlement discussions, which are ongoing. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether a settlement will be reached or the outcome of the litigation.
     On October 3, 2007, a purported Foundry stockholder filed a lawsuit naming Foundry as a nominal defendant in the United States District Court, Western District of Washington in Seattle. The action is captioned Vanessa Simmonds v. Deutsche Bank AG, Merrrill Lynch & Co and JPMorgan Chase & Co. Defendants, and Foundry Networks, Inc., Nominal Defendant (Case No. 2:07-CV-01566-JCC). On February 28, 2008, the plaintiff filed a first amended complaint. The action alleges that Deutsche Bank, Merrill Lynch and JPMorgan profited from transactions in Foundry stock by engaging in short-swing trades. By stipulation and order of the court, the Company is not required to answer or otherwise respond to the first amended complaint.

     SEC Information Inquiry. In 2006, the SEC initiated an informal inquiry into Foundry’s historical stock option granting practices. At the SEC’s request, the Company voluntarily produced certain documents to the SEC in this matter. The Company cooperated with the SEC and on March 21, 2008, the SEC informed the Company by letter that its investigation had been terminated and that no enforcement action was recommended to the SEC. Foundry considers the SEC inquiry to be closed.
     United States Attorney’s Office Subpoena for Production of Documents. On June 26, 2006, Foundry received a subpoena from the United States Attorney’s Office for the production of documents relating to its historical stock option granting practices. The Company has produced certain documents to the United States Attorney’s Office in October of 2006, but has not received correspondence from the United States Attorney’s Office since the Company’s production of documents. The Company has cooperated with the United States Attorney’s Office and will continue to do so if requested by the United States Attorney’s Office.
     General. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2008, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.
8. STOCKHOLDERS EQUITY
     Share Repurchase Program. In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. This approval expands the share repurchase program to $300 million. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Foundry’s stock, general business and market conditions, and other investment opportunities. The share repurchase program is scheduled to expire on December 31, 2008.
     The stock repurchase activity under the stock repurchase program during the three months ended March 31, 2008 is summarized as follows (in thousands, except per share amounts):

	Total Number	Average Price
	of Shares	Paid per	Amount of
Three Months Ended March 31, 2008	Purchased	Share	Repurchases
Cumulative balance at December 31, 2007	4,381	$18.93	$82,930
Repurchase of common stock	4,420	13.56	59,912

Cumulative balance at March 31, 2008	8,801	$16.23	$142,842

     The purchase price for the repurchased shares in the table above is reflected as a reduction to retained earnings. Subsequent to March 31, 2008 to May 8, 2008, the Company repurchased an additional 1.2 million shares of its common stock through open market purchases at an average price of $12.84 per share for a total purchase price of $15.7 million. The purchase price for the repurchased shares will be reflected as a reduction to retained earnings during the second quarter of 2008. Common stock repurchases under the program are recorded based upon the settlement date of the applicable trade for accounting purposes. All shares of common stock repurchased under this program are retired.
     Other Repurchases of Common Stock. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
     Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of March 31, 2008, the Company had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”), the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan.
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
     Under the 1996 Stock Plan, the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan, stock options generally have an exercise price equal to the fair market value of Foundry’s common stock on the date of grant. Options vest over a vesting schedule determined by the Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant for all stock-based compensation plans. Options granted after January 1, 2005 expire 5 years from the date of grant for the 2006 Stock Plan, the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan. Options granted after January 1, 2005 expire 10 years from the date of grant for the 1999 Directors’ Stock Option Plan. On April 21, 2008, the Company’s Board of Directors resolved to discontinue further equity award grants from the 2000 Non-Executive Stock Option Plan. The last grant from the 2000 Non-Executive Stock Option Plan was on April 29, 2005.
     A summary of Foundry’s stock option activity for all stock option plans for the three months ended March 31, 2008 is set forth in the following table (which excludes restricted stock awards and restricted stock units):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2007	30,528,237	$16.38
Granted	857,250	$12.70
Exercised	(141,516)	$9.17
Forfeited/expired	(197,921)	$16.39

Balance, March 31, 2008	31,046,050	$16.31	4.19	$29,667

Vested and expected to vest at March 31, 2008	29,568,908	$16.35	4.20	$29,431

Exercisable at March 31, 2008	21,973,820	$16.62	4.18	$28,427

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.
     As of March 31, 2008, there was $42.3 million of total unrecognized compensation cost related to stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.52 years.
     Restricted Stock Awards. A summary of the Company’s restricted stock award activity and related information for the three months ended March 31, 2008 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2007	953	$16.59
Granted	—	$—
Vested	(159)	$15.03
Forfeited	—	$—

Balance, March 31, 2008	794	$16.90

     As of March 31, 2008, there was $7.3 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.79 years.

     Restricted Stock Units. The following schedule summarizes information about the Company’s restricted stock units (“RSUs”) as of March 31, 2008:

		Remaining
		Contractual	Aggregate
	Shares	Life (years)	Intrinsic Value
	(in thousands)		(in thousands)
Balance, December 31, 2007	1,639
Awarded	—
Released	—
Forfeited/expired	(14)

Balance, March 31, 2008	1,625	1.43	$18,817

Vested and expected to vest at March 31, 2008	1,399	1.38	$16,200

Exercisable at March 31, 2008	—	—	$—

     None of the awarded RSUs were vested as of March 31, 2008. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans at a rate of 2.3 shares for every one share issued in the 2006 plan.
     As of March 31, 2008, approximately $21.1 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 2.43 years.
     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the three months ended March 31, 2008, the Company issued an aggregate of 1,162,809, shares under the ESPP at an average per share price of $8.95. The Company issued no shares under the ESPP during the three months ended March 31, 2007. A total of 5,465,967 shares of common stock were reserved for issuance under the ESPP as of March 31, 2008.
     Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $14.0 million and $9.6 million, respectively.
     Stock-based compensation relates to the following categories by period (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue — Product	$475	$315
Cost of revenue — Service	970	449
Research and development	4,880	3,338
Sales and marketing	5,478	3,695
General and administrative	2,198	1,825

Total	$14,001	$9,622

     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Approximately $0.2 million and $2,000 of excess tax benefits for the three months ended March 31, 2008 and 2007, respectively, have been classified as a financing cash inflow.

9. NET INCOME PER SHARE
     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Net income	$13,906	$9,091

Basic:
Weighted-average shares outstanding	147,235	147,202

Basic EPS	$0.09	$0.06

Diluted:
Weighted-average shares outstanding	147,235	147,202
Add: Weighted-average dilutive potential shares	4,036	6,184

Weighted-average shares used in computing diluted EPS	151,271	153,386

Diluted EPS	$0.09	$0.06

     There were 21.1 million and 14.6 million anti-dilutive common stock equivalents for the three months ended March 31, 2008 and 2007, respectively.
10. COMPREHENSIVE INCOME
     Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$13,906	$9,091
Other comprehensive income:
Net unrealized loss on available-for-sale securities	(3,971)	—
Foreign currency translation adjustments	(243)	(3)

Total comprehensive income	$9,692	$9,088

11. SEGMENT AND GEOGRAPHIC INFORMATION
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

	Three Months Ended March 31,
	2008	2007
Americas	63%	67%
EMEA	22%	15%
Asia Pacific	10%	10%
Japan	5%	8%

     Sales to the United States government accounted for approximately 19% of the Company’s total net revenue for the three months ended March 31, 2008 and 2007.
     Other than the United States government, no individual customer accounted for more than 10% of the Company’s net product revenue for the three months ended March 31, 2008 and 2007.
12. INCOME TAXES
     The Company’s interim effective income tax rate is based on its best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2008 and 2007 were 37% and 39%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of state research and development tax credits, tax-exempt interest income, and the US production activities deduction. The lower effective tax rate for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to a decrease in the non-deductible expense generated from qualified equity plans, offset by the expiration of the federal reserve credit.
     When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. As the Company cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, the Company’s future quarterly and annual effective tax rates will be subject to volatility and, consequently, the Company’s ability to reasonably estimate its future quarterly and annual effective tax rates will be adversely affected.
     Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets as of March 31, 2008, although there can be no assurance that it will be able to do so. A portion or all of Foundry’s deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to absorb that difference.
     At December 31, 2007, Foundry had a liability for gross unrecognized tax benefits of $16.6 million, of which $6.9 million, if recognized, would affect the Company’s effective tax rate. During the first quarter of 2008, there was no material change in the amount of the liability for gross unrecognized tax benefits.
     At December 31, 2007, Foundry had a liability for accrued interest and penalties related to the unrecognized tax benefits of $1.8 million. During the first quarter of 2008, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.
     Foundry conducts business globally and, as a result, the Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, although no specific amount of future change is known at this time and no estimate of a range of possible change can be quantified.
     In general, Foundry is no longer subject to United States federal income tax examinations for years before 2004 and state and local income tax examinations for years before 2003, except to the extent that tax attributes from the earlier closed years are carried forward to years remaining open for audit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including our expectations that our interest income will decline over the next several quarters, that our remaining cash, cash equivalents, short term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months, regarding our intention to vigorously defend ourselves in certain litigation, regarding our expectation that our operating expenses will increase modestly in 2008, and regarding the impact of the recent auction market failures on our liquidity. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.
     Overview
     Founded in 1996, we design, develop, manufacture, market and sell a comprehensive, end-to-end suite of high performance data networking solutions, including Ethernet Layer 2-7 switches and Metro and Internet routers. We sell our products and services worldwide through our own direct sales force, resellers and integration partners. Our customers include Internet Service Providers (ISPs), Metro Service Providers, government agencies and various enterprises including education, healthcare, entertainment, technology, energy, financial services, retail, aerospace, transportation, and e-commerce companies.
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 reflect the more significant judgments and estimates used in preparation of our financial statements. Management believes there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 with the exception of our accounting policy for valuation of investments and fair value measurement as described in Note 1, “Summary of Significant Accounting Policies” to Condensed Consolidated Financial Statements.
     Results of Operations
     Net Revenue
     We offer products in two configuration platforms, a fixed configuration stackable and a flexible configuration chassis. A stackable has a fixed configuration that cannot be altered. A chassis uses a modular platform that can be populated and reconfigured with various management and line card modules as frequently as desired by the customer. For example, customers can use our chassis products at the edge of their network or reconfigure the chassis for use in the backbone or core of their network. Our selling prices on chassis-based products are generally higher than our stackable products because of the flexible configuration offered by chassis-based products.

     Net revenue information is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$125,863	84%	$115,218	85%	$10,645	9%
Service	24,192	16%	20,595	15%	3,597	17%

Total net revenue	$150,055	100%	$135,813	100%	$14,242	10%

Net product revenue:
Chassis	94,397	75%	82,957	72%	11,440	14%
Stackable	31,466	25%	32,261	28%	(795)	(2%)

Total net product revenue	$125,863	100%	$115,218	100%	$10,645	9%

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

	Three Months Ended March 31,
	2008	2007
Americas	63%	67%
EMEA	22%	15%
Asia Pacific	10%	10%
Japan	5%	8%
     Net product revenue increased 9% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased sales of our LAN switching and WAN router product families attributable to the increased customer acceptance of products delivered to the enterprise and service provider markets and the expansion of our sales organization from 378 sales personnel in the first quarter of 2007 to 465 in the first quarter of 2008. Net product revenue from our chassis-based products improved due to greater volume shipments of our RX, SuperX, and XMR/MLX platforms for the enterprise and service provider markets. The mix shift from stackable to chassis during the first quarter of 2008 compared to the first quarter of 2007 was driven primarily by the higher frequency of deployments within large accounts. Revenue for the RX, SuperX and XMR/MLX chassis-based products, along with the associated accessories, increased 25% or $15.0 million to $75.4 million during the first quarter of 2008 from $60.4 million during the first quarter of 2007.
     During the first quarter of 2008, as compared to the same period in 2007, we experienced a modest decline in both our Americas and Japan net product sales, as a percentage of net product revenue. The shift in product sales from Americas and Japan, in the first quarter of 2008, to EMEA was primarily the result of the growth in our EMEA sales organization and greater geographical diversification within the EMEA region. Net product sales in the first quarter of 2008 for the Asia Pacific region remained consistent, as a percentage of net product revenue, as compared to the same period in 2007.
     Other than the United States government, no individual customer accounted for more than 10% of our net product revenue for the three months ended March 31, 2008 and 2007. Sales to the United States government accounted for approximately 19% of total net product revenue in the first quarters of 2008 and 2007, and increased approximately 10% in absolute dollars.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with either one or five year terms, most service contracts are purchased with a one year term. The 17% increase in service revenue in the first quarter of 2008 as compared to the first quarter of 2007, was due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. We added 1,325 new customers from March 31, 2007 to March 31, 2008.

     Gross Margin
     The following table presents gross margin and the related gross margin percentages (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		Gross		Gross
	$	Margin %	$	Margin %
Gross margins:
Product	$77,448	62%	$64,081	56%
Service	16,009	66%	15,129	73%

Total gross margins	$93,457	62%	$79,210	58%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The increase in product gross margins in the three months ended March 31, 2008, compared to the same period in 2007, was due to cost reductions we have been able to negotiate with our contract manufacturers as our products have matured and the volumes has increased. In addition, we have benefited from a relatively stable pricing environment. Our gross margin increased by $0.4 million or 0.3% and $0.6 million or 0.5% from the sale of fully reserved inventory during the three months ended March 31, 2008 and 2007, respectively.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. These costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in the three months ended March 31, 2008, over the same period in 2007 was due to the change in our allocation of technical support services costs and the expansion of our customer support infrastructure to support a larger and more diverse customer base. During the first quarter of 2008, we recorded an additional $1.7 million in expense relating to the change in our allocation of technical support services costs thereby decreasing service-based gross margins by 7%, from the same period in 2007. In prior periods, we allocated technical support costs between service cost of sales and sales and marketing expense based on a percentage of direct labor hours related to repair work for customers under service contracts. During the first quarter of 2008, we recognized that the workload of our technical support services team has shifted and they are now devoting most of their time providing technical support; as such, we now allocate all of the technical support group costs to service cost of sales. As we support a larger installed base of multi-national enterprise and service provider customers, it has become necessary to make further investments in our international support infrastructure, logistics capabilities and inventory. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
     Our gross margins may be adversely affected by increased price competition, component shortages, increases in material or labor costs, excess and obsolete inventory charges, changes in channels of distribution, or customer, product and geographic mix. See also “Risk Factors — Our gross margins and average selling prices of our products have decreased in the past and could decrease as a result of competitive pressures and other factors.”
     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change
Research and development	$21,729	14%	$21,250	16%	2%
Sales and marketing	47,135	31%	40,090	30%	18%
General and administrative	11,839	8%	10,933	8%	8%
Other charges, net	—	—	2,533	2%	(100%)
     Research and development expenses consist primarily of salaries and related personnel expenses for engineers, prototype materials, consulting and testing costs, facility costs and depreciation of equipment used in research and development activities. The increase in research and development expenses primarily relates to an increase in salaries of $1.9 million and an increase in stock based compensation of $1.5 million, which largely resulted from growth in our research and development headcount, salary increases and expenses associated with additional stock-based awards granted in 2007. Our research and development headcount increased to

288 at March 31, 2008 from 224 at March 31, 2007. The increase was offset by a decrease in bonus expense. During the first quarter of 2007, we recorded special one-time bonuses of $3.4 million of which $1.6 million related to the suspension of our 1999 Employee Stock Purchase Plan (“ESPP”) and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace, and we expect our spending on research and development will grow modestly in absolute dollars in fiscal year 2008.
     Sales and marketing expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as expenses associated with trade shows and seminars, advertising, recruiting, travel, cost of facilities, expenses for maintaining customer evaluation inventory at customer sites and beginning in fiscal 2008 management information service costs allocated from general and administrative expenses. Sales and marketing expenses for the three months ended March 31, 2008 increased by $7.0 million, as compared to the three months ended March 31, 2007. The increase in sales and marketing expense primarily relates to an increase in salaries and related personnel expenses, stock based compensation, commission expense, recruiting expenses and travel related expenses. The increase in salaries and related personnel expenses of $5.5 million largely resulted from growth in our sales and marketing headcount and salary increases. Our sales and marketing headcount increased to 544 at March 31, 2008 from 440 at March 31, 2007. The increase in stock-based compensation of $1.8 million is related to additional stock-based awards granted in 2007. Travel related expenses increased by $0.6 million and recruiting expenses increased by $0.7 million for the first quarter 2008, as compared to the first quarter of 2007, related to the expansion of our sales force. Commission expense increased $2.5 million due to the increase in revenue for the three months ended March 31, 2008, as compared the same period in 2007, and due to increased payments to new employees at the start of their commission plan. The increases in costs were offset by special one-time bonuses of $3.2 million that we recorded in the first quarter of 2007, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates. Expenses also decreased by $1.7 million as a result of an increase in our costs allocated from technical support to cost of service revenue as discussed in the “Gross Margin” section in our “Results of Operations.” We expect that sales and marketing expenses will continue to grow in absolute dollars, but at a slower rate than in the first quarter of 2008.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses increased by $0.9 million in the first quarter of 2008, as compared to the same period of 2007. The increase in general and administrative expense primarily related to an increase in salaries, stock based compensation, consulting services, bad debt expense and state franchise and property taxes. The increase in salaries of $0.7 million and stock based compensation of $0.4 million resulted from growth in our general and administrative headcount. Our general and administrative headcount increased to 98 at March 31, 2008 from 77 at March 31, 2007. Costs associated with consulting services increased $0.5 million for the three months ending March 31, 2008, as compared to the same period in 2007, due to the increased costs to support our ERP system and other information systems projects. Bad debt expense increased $0.4 million and state franchise and property taxes increased $0.5 million in the first quarter of 2008, as compared to the same period of 2007. The increases in costs were offset by a decrease in bonus expense, legal expense and the allocation of costs from management information services group to other departments. In the first quarter of 2007, we recorded a special one-time bonuses of $0.7 million of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. Legal expense decreased by $0.4 million in the first quarter of 2008, as compared to the same period of 2007. In the first quarter of 2008, we began to allocate out management information service costs to other departments, which resulted in a reduction of general and administrative expenses of $1.3 million during the three month period ending March 31, 2008, as compared to the same period in 2007. We expect general and administrative expenses to remain relatively the same as a percentage of net revenue for fiscal year 2008.
     Other charges, net decreased by $2.5 million in the first quarter of 2008, as compared to the same period of 2007. During the first quarter of 2007, we recognized $2.5 million in expenses primarily relating to charges for professional fees and other costs associated with the investigation of stock option grants to our employees.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $9.3 million and $10.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in 2008 was primarily due to lower interest rates as a result of the Federal Reserve interest rate reductions. Our total cash and investments increased $49.8 million, or 6%, from March 31, 2007 to March 31, 2008. We believe our interest income will gradually decline over the next several quarters as a result of interest rate reductions and as we continue to execute on our share repurchase program.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended March 31, 2008 and 2007 were 37% and 39%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of federal and state research and development tax credits, tax-exempt interest income, and the US production activities deduction. The lower effective tax rate for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to a decrease in the non-deductible expense generated from qualified equity plans, offset by the expiration of the federal reserve credit.
     Liquidity and Capital Resources
     As of March 31, 2008, we held $79.2 million of municipal note investments at fair value, which is net of $4.0 million in temporary unrealized losses, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans. As a result of the auction failures, actual market prices or relevant observable inputs were not readily available to determine the fair value of our adjustable rate securities. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. The current market conditions required us to use a cash-flow-based modeling technique that depend on significant unobservable inputs to value our adjustable rate securities. Consequently, our adjustable rate securities were transferred to Level 3 at March 31, 2008 from Level 2 at December 31, 2007. The fair value of our adjustable rate securities based on Level 3 inputs represented approximately 8% of our cash, cash equivalents and investment portfolio.
     There is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. During the first quarter of 2008, we reclassified $76.7 million of adjustable rate securities to long-term investments from short-term investments based on the forecasted recovery of fair value. As of March 31, 2008, $60.9 million of our adjustable rate securities had AAA credit rating, and $18.3 million had an AA credit rating. If the issuers are unable to successfully close future auctions and/or if their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
     Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The significant unobservable inputs that we used to determine the value of our adjustable rate securities included a discount rate of interest based on the underling credit rating, insurance on the instrument, underlying collateral, ability to restructure and expected time to resolution. We validated our valuation model by benchmarking it with securities with similar features. Based on our valuation model, we recorded an unrealized comprehensive loss of $4.0 million.
     We believe we will be able to liquidate our adjustable rate securities without significant loss primarily due to the government guarantees of a large portion of the underlying securities, and we currently believe these securities are not permanently impaired, mostly due to changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost. However, it could take until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value. We currently have the ability and intent to hold our $79.2 million of adjustable rate securities held as of March 31, 2008 until market stability is restored with respect to these securities. We believe that, even allowing the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.
     Cash, cash equivalents, and investments decreased by $18.7 million during the three months ended March 31, 2008, from December 31, 2007, primarily due to the repurchase of $60.0 million of shares of common stock, offset by cash generated from operations of $35.5 million and the receipt of $10.7 million of cash from issuances of common stock to employees under stock plans. Cash provided by operating activities was primarily attributable to net income of $13.9 million, plus adjustments for non-cash charges, including $14.0 million of stock-based compensation, $2.4 million of inventory provisions and $2.8 million of depreciation and amortization. There also was a net increase in operating assets and liabilities of $6.3 million, offset by an increase in deferred tax assets of $3.6 million.

     Inventories were $49.4 million and $42.4 million as of March 31, 2008 and December 31, 2007, respectively. Inventories were higher at March 31, 2008 due to a broader product offering to support our sales efforts and a larger installed customer base. Inventory turnover was approximately 5.9 and 7.6 as of March 31, 2008 and December 31, 2007, respectively. The reduction in inventory turnover coincides with the build up of inventory to support our sales efforts and our larger installed customer base.
     Accounts receivable, net of allowances, decreased $14.6 million during the three months ending March 31, 2008 from December 31, 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, customer location, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 64 days and 65 days as of March 31, 2008 and December 31, 2007, respectively.
     In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. In April of 2008, our Board of Directors approved an expansion to the share repurchase program authorizing us to repurchase an additional $100 million of our common stock. This approval expands the share repurchase authorization to $300 million. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase common stock expires on December 31, 2008. During the three months ended March 31, 2008, we repurchased 4.4 million shares of our common stock through open market purchases at an average price of $13.56 per share. The total purchase price of $60.0 million was reflected as a decrease in retained earnings in the three months ended March 31, 2008. Subsequent to March 31, 2008 to May 8, 2008, we repurchased an additional 1.2 million shares of our common stock through open market purchases at an average price of $12.84 per share for a total purchase price of $15.7 million. The purchase price for the repurchased shares will be reflected as a reduction to retained earnings during the second quarter of 2008.
     The amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments to do so, from time to time, we do consider strategic investments to gain access to new technologies or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital. We have funded our business primarily through our operating activities, and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months.
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities	$14,247	$5,850	$8,023	$374	$—

Purchase commitments with contract manufacturers	69,555	69,555	—	—	—

Total contractual cash obligations	$83,802	$75,405	$8,023	$374	$—

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that may subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
     The table above excludes liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement. There were no material changes to the liabilities under FASB Interpretation No. 48. Refer to Note 12. “Income Taxes” in the Notes to Condensed Consolidated Financial Statements for further discussion.

     Off-Balance Sheet Arrangements
     We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of March 31, 2008 or December 31, 2007 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as mentioned below:
     As of March 31, 2008, we had investments of approximately $79.2 million in auction rate securities (ARS). During the first quarter of 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS in the auction market during the first quarter of 2008. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
Item 4. Controls and Procedures
     Limitations on Effectiveness of Controls. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7, “Commitments and Contingencies — Litigation” to Condensed Consolidated Financial Statements which is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     We also compete with other companies, such as 3Com, Alcatel-Lucent, Enterasys Networks, Extreme Networks, F5 Networks, Force 10 Networks, Hewlett-Packard Company, Huawei Technologies, Juniper Networks and Nortel Networks. Some of our current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, we may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than we can, and to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or a combination of these and other factors. For example, Alcatel combined with Lucent in 2006.
     In order to remain competitive, we must, among other things, invest significant resources in developing new products, enhance our current products and maintain customer satisfaction. In addition, we must make certain our sales and marketing capabilities allow us to compete effectively against our competitors. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and profitability could suffer.
We must continue to introduce new products with superior performance and features in a timely manner in order to sustain and increase our revenue, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
     The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. Therefore, in order to remain competitive, we must introduce new products in a timely manner that offer substantially greater performance and support a greater number of ports per device, all at lower price points. Even if these objectives are accomplished, new products may not be successful in the marketplace, or may take more time than anticipated to start generating meaningful revenue. The process of developing new technology is complex and uncertain, and if we fail to develop or obtain important intellectual property and accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will eventually result in products the market will accept. After a product is developed, we must be able to forecast sales volumes and quickly manufacture a sufficient volume of products and mix of configurations that meet customer requirements, all at low costs.
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
     As of March 31, 2008, we held $79.2 million of municipal notes investments at fair value which is the net of $4.0 million in temporary unrealized losses, principally classified as long-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were primarily in student loans. We reclassified $76.7 million of adjustable rate securities to long-term investments from short-term based on the forecasted recovery of fair value. As of March 31, 2008, $60.9 million of our adjustable rate securities were rated AAA, and $18.3 million had an AA credit rating. Auctions for some of these adjustable rate securities have recently failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our condensed consolidated financial statements.
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
     Sales to our ten largest customers accounted for 28% and 29% of net product revenue for the three months ended March 31, 2008 and 2007, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government or Mitsui & Co. Ltd., our reseller in Japan, could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 19% of our total revenue for both of the respective three month periods ended March 31, 2008 and 2007. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
We purchase several key components for our products from sole sources; if these components are not available, our revenue may be adversely affected.
     We purchase several key components used in our products from suppliers for which we have no readily available alternative, or sole sources, and depend on supply from these sources to meet our needs. The inability of any supplier to provide us with an adequate supply of key components, or the loss of any of our suppliers, may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business and financial condition. We believe lead-times for various components have lengthened as a result of economic uncertainty, which has made certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. If component costs increase, our gross margins may also decline.
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
     The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the networking industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time third parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Additionally, third parties may in the future assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to our existing or future products. We have in the past incurred, and may in the future incur, substantial expenses in defending against such third party claims. In the event of a determination adverse to us, we could incur substantial monetary liability and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.
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
     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 7, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
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
     The inquiries by the Department of Justice (the “DOJ”) and the Securities and Exchange Commission (“SEC”) into, and the investigation by the Special Committee of our Audit Committee of, our past stock option granting practices and the restatement of our fiscal 1999-2005 financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. We cooperated with the SEC, and on March 21, 2008, the SEC sent us a letter informing us that its investigation had been terminated and that no enforcement action was recommended to the Commission. We now consider the SEC inquiry to be closed. As described in Note 7, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, the derivative actions, and any future government inquiries, investigations or actions. These actions and inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.
Our reliance on third-party manufacturing vendors to manufacture our products may cause a delay in our ability to fill orders which could cause us to lose revenue.
     Subassemblies for certain products and some complete products are manufactured by contract manufacturers. We then perform final assembly and testing of these products. In addition, some Foundry-branded products are manufactured by third party OEMs. Our agreements with some of these companies allow them to procure long lead-time component inventory on our behalf based on a rolling production forecast provided by us. We are contractually obligated to purchase long lead-time component inventory procured by certain suppliers and third-party manufacturers in accordance with our forecasts, although we can generally give notice of order cancellation at least 90 days prior to the delivery date. If actual demand for our products is below our projections, we may have excess inventory as a result of our purchase commitments. We do not have long-term contracts with these suppliers and third-party manufacturers.
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

     Generally, our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive on a price basis in international markets. We invoice some of our international customers in local currencies, which could subject us to fluctuations in exchange rates between the United States dollar and the local currencies. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a review of certain risks associated with foreign exchange rates.
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
     We believe our future success will depend in large part on our ability to identify, attract and retain highly-skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel can be intense, especially in the San Francisco Bay Area, and we may experience some difficulty hiring employees in the timeframe we desire, particularly engineering and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, most of whom have been granted stock options and/or restricted stock. In order to improve productivity, we have historically used stock options and/or restricted stock to motivate and retain our employees. The additional compensation expense that must now be recognized in connection with grants of stock options and restricted stock may limit the attractiveness of using stock options and restricted stock as a primary incentive and retention tool. We may not succeed in identifying, attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
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
     Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence or delay of an industry standard related to a specific technology may prevent market acceptance of products using the technology. We intend to develop products using new technological advancements and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from alternative future product development efforts. Further, if the adoption of industry standards moves too quickly, we may develop products that do not comply with a later-adopted industry standard, which could hurt our ability to sell these products. If the industry evolves to new standards, we may not be able to successfully design and manufacture new products in a timely fashion that meet these new standards. Even after industry standards are adopted, the future success of our products depends on widespread market acceptance of their underlying technologies. Attempts by third parties to impose licensing fees on industry standards could undermine the adoption of such standards and decrease industry opportunities.
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
     The trading price of our common stock has been, and may continue to be, subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, speculation in the press or investment community, and news reports relating to trends in our markets. In addition, the stock market in general, and technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options.
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
     Our provision for income taxes is subject to volatility and could be adversely affected by earnings being higher than anticipated; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of share-based compensation; by changes in tax exempt investments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which we adopted on January 1, 2007. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to repurchases of common stock by Foundry Networks, Inc. during the three months ended March 31, 2008:

				Maximum
				Approximate Dollar
			Total	Value of Shares
	Total Number	Average Price	Number of Shares	That May Yet Be
	of Shares	Paid per	Purchased as Part of	Purchased Under the
Period	Purchased (1)	Share (1)	Repurchase Program(2)	Repurchase Program (2)
January 1 — 31.	70,813	$13.80	—	$116,982,060
February 1 — 29	4,419,607	$13.56	4,419,607	$56,982,069
March 1 — 31	—	—	—	$56,982,069

Total	4,490,420	$13.56	4,419,607	$56,982,069

(1)	Includes 70,813 shares repurchased to satisfy tax withholding obligations that arise on the vesting of restricted stock awards.

(2)	In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. This approval expands the share repurchase authorization to $300 million. During the three months ending March 31, 2008, the Company repurchased and retired 4,419,607 shares of common stock at a weighted average price of $13.56 per share for an aggregate purchase price of approximately $60.0 million including the related transaction fees. From March 31, 2008 to May 8, 2008, the Company repurchased an additional 1,220,200 shares of its common stock through open marked purchases at an average price of $12.84 per share for an aggregate purchase price of approximately $15.7 million including the related transaction fees. As of May 8, 2008, since inception of the stock repurchase program, the Company repurchased and retired 10,020,922 shares of our common stock at a weighted-average price of $15.82 per share for an aggregate purchase price of $158.7 million including the related transaction fees. The remaining authorized amount for stock repurchases under this program, including the expansion amount announced in April 2008, was approximately $141.3 million and will expire on December 31, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc.
(Registrant)

By:	/s/ Daniel W. Fairfax

Daniel W. Fairfax
Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2008

Exhibit Index

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.