Form 10-Q
period 2008-06-30
FOUNDRY NETWORKS INC
filed 2008-08-05
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 147,229,035 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2008.

FOUNDRY NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$257,940	$331,961
Short-term investments	590,906	575,645
Accounts receivable, net of allowances for doubtful accounts of $2,196 and $2,107 and sales returns of $1,897 and $2,626 at June 30, 2008 and December 31, 2007, respectively	112,362	124,234
Inventories	49,531	42,384
Deferred tax assets	45,828	44,207
Prepaid expenses and other assets	14,294	12,439

Total current assets	1,070,861	1,130,870
Property and equipment, net	7,616	9,658
Investments	101,273	58,062
Deferred tax assets	39,284	35,007
Other assets	5,697	5,234

Total assets	$1,224,731	$1,238,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,627	$23,892
Accrued payroll and related expenses	40,753	50,806
Other accrued expenses	12,441	12,382
Deferred revenue	61,922	52,981

Total current liabilities	136,743	140,061
Deferred revenue	28,446	27,786
Income taxes payable	12,833	11,860
Other long-term liabilities	460	475

Total liabilities	178,482	180,182

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized - 5,000 shares at June 30, 2008 and December 31, 2007; None issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value:
Authorized - 300,000 shares at June 30, 2008 and December 31, 2007:
Issued and outstanding – 144,870 and 148,700 shares at June 30, 2008 and December 31, 2007, respectively	14	15
Additional paid-in capital	867,049	829,910
Accumulated other comprehensive loss	(6,981)	(789)
Retained earnings	186,167	229,513

Total stockholders’ equity	1,046,249	1,058,649

Total liabilities and stockholders’ equity	$1,224,731	$1,238,831

(1)	Derived from audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue:
Product	$134,843	$120,784	$260,705	$236,002
Service	25,836	22,456	50,029	43,051

Total net revenue	160,679	143,240	310,734	279,053

Cost of revenue:
Product	51,591	51,695	100,006	102,832
Service	7,596	5,444	15,779	10,910

Total cost of revenue	59,187	57,139	115,785	113,742

Gross margin	101,492	86,101	194,949	165,311

Operating expenses:
Research and development	21,925	17,853	43,653	39,103
Sales and marketing	46,391	38,470	93,527	78,560
General and administrative	10,205	11,771	22,044	22,704
Other charges, net	—	3,067	—	5,600

Total operating expenses	78,521	71,161	159,224	145,967

Income from operations	22,971	14,940	35,725	19,344
Interest and other income, net	6,428	10,514	15,728	20,897

Income before provision for income taxes	29,399	25,454	51,453	40,241
Provision for income taxes	11,073	9,822	19,221	15,518

Net income	$18,326	$15,632	$32,232	$24,723

Basic net income per share	$0.13	$0.11	$0.22	$0.17

Weighted-average shares used in computing basic net income per share	145,092	147,285	146,163	147,194

Diluted net income per share	$0.12	$0.10	$0.21	$0.16

Weighted-average shares used in computing diluted net income per share	149,059	154,034	150,219	153,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,232	$24,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,129	5,649
Stock-based compensation expense	25,159	19,515
Provision for doubtful accounts	89	(230)
Provision for sales returns	(729)	(888)
Inventory provisions	4,274	3,035
Benefit for deferred income taxes	(5,898)	(5,500)
Excess tax benefits from stock-based compensation	(555)	(934)
Changes in operating assets and liabilities:
Accounts receivable	12,513	(12,718)
Inventories	(11,411)	(10,665)
Prepaid expenses and other assets	(3,860)	(6,290)
Accounts payable	(2,263)	1,414
Accrued payroll and related expenses	(10,053)	108
Income taxes payable	564	6,641
Other accrued expenses	43	287
Deferred revenue	9,600	9,069

Net cash provided by operating activities	54,834	33,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(25,950)	(21,725)
Purchases of held-to-maturity investments	(502,479)	(376,324)
Proceeds from sales of available-for-sale investments	25,300	37,700
Proceeds from maturities of held-to-maturity investments	438,634	287,720
Purchases of property and equipment, net	(1,625)	(4,093)

Net cash used in investing activities	(66,120)	(76,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock under stock plans, net of repurchases	12,459	4,486
Repurchase and retirement of common stock	(75,580)	—
Excess tax benefits from stock-based compensation	555	934

Net cash provided by (used in) financing activities	(62,566)	5,420

Decrease in cash and cash equivalents	(73,852)	(38,086)
Effect of exchange rate changes on cash	(169)	(121)
Cash and cash equivalents, beginning of period	331,961	258,137

Cash and cash equivalents, end of period	$257,940	$219,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$27,131	$18,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and six months ended June 30, 2008 and 2007 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2008.
     Principles of Consolidation
     The condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the June 30, 2008 presentation.
     Use of Estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. Estimates, judgments and assumptions are used in the recognition of revenue, stock-based compensation, accounting for allowances for doubtful accounts and sales returns, inventory provisions, product warranty liability, valuation of investments, income taxes, deferred tax assets, contingencies and similar items. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are made.

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
     Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate securities are classified on the Company’s consolidated balance sheet based on an assessment of their liquidity. Auction rate securities are generally considered short-term investments since they have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. Auctions for these securities began failing, that is, sell orders began to exceed buy orders, in the first quarter of 2008 and have continued to fail throughout the second quarter. The Company’s ability to exit these instruments in the short-term is not guaranteed. The Company performs an assessment for auction rate securities with failed auctions. Based on this assessment, instruments are classified on the balance sheet based on an estimated date when liquidity returns to these securities. During the second quarter of 2008, issuers of auction rate securities, similar to those held by the Company, began to call certain of their auction rate securities at par. The Company has been notified that one of its auction rate securities, representing approximately 3% of its auction rate portfolio, was called at par, payable on the next reset date during the third quarter of 2008. Notwithstanding this notification, there is no guarantee that any portion of Foundry’s auction rate portfolio will be called at par or otherwise regain liquidity.
     Foundry’s auction rate securities are classified as available-for-sale and are carried at fair value. Any unrealized gains and losses are recorded as a component of accumulated other comprehensive income. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
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
     Fair Value Measurement
     Effective January 1, 2008, Foundry adopted certain of the provisions of FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) , which the FASB issued in September 2006. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2, and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition as the result of adoption. The Company is currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on its results of operations and financial condition.
     In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Foundry’s cash equivalents and investments utilizing Level 1 inputs include U.S. Government Treasuries and money market funds.
•	Level 2—Valuations based on quoted prices in markets that are not considered to be active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Foundry’s cash equivalents and investments utilizing Level 2 inputs include government sponsored securities and municipal bonds.
•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Investments utilizing Level 3 inputs are the Company’s auction rate securities that are not traded in active markets or are subject to transfer restrictions. Valuations are performed to adjust for illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
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
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. Refer to Note 3. “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for the disclosure of the Levels of inputs used to determine fair value.
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
     Stock- Based Compensation
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
     The fair value of stock option grants and employee stock purchases for the three and six months ended June 30, 2008, and 2007 were estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	2.9%	3.4%	2.4%	4.0%
Expected term (in years)	3.6 years	1.7 years	3.3 years	1.6 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	39%	43%	41%	42%
Weighted-average fair value	$4.20	$4.69	$4.03	$4.38

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.7%	5.0%	4.7%	4.9%
Expected term (in years)	4.0 years	1.5 years	3.8 years	1.3 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	41%	42%	40%	43%
Weighted-average fair value	$5.89	$3.83	$5.44	$3.67
     Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Expected Term. Prior to fiscal year 2006, the expected term of options granted was based on historical experience as well as the contractual terms and vesting periods of the options. For options granted during 2006 and 2007, the expected term of the options was derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The midpoint approach was used during 2006 and 2007 since the expected life of the options could not be estimated due to the fact that the terms of the options were significantly changed in 2005. In 2005, the Company began granting stock option awards that have a contractual life of five years from the date of grant. Prior to 2005, stock option awards generally had a ten year contractual life from the date of grant. In 2008, the Company deemed that it has sufficient historical information on which to base its expected life assumption. The change to using historic experience as the basis for the estimated expected life was not material for options granted during the three and six months ended June 30, 2008.
     Expected Dividend. The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions for the three and six months ended June 30, 2008 and 2007 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options, having a life of at least six months, on Foundry’s stock. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
     Estimated Forfeitures. Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six months ended June 30, 2008, the Company revised its estimate of forfeitures to 2% for the Board of Directors and 7% for all other employees based on actual historical option forfeitures from its previously estimated overall forfeiture rate of 11% in fiscal year 2007. The Company recorded an additional $0.9 million of stock based compensation during the three months ending March 31, 2008 resulting from the change in estimate.

     Computation of Per Share Amounts
     Basic earnings per share (“EPS”) has been calculated using the weighted-average number of shares of common stock outstanding during the period, less options and restricted shares subject to repurchase. Diluted EPS has been calculated using the weighted-average number of shares of common stock outstanding during the period and potentially dilutive weighted-average common stock equivalents. Weighted-average common stock equivalents include the potentially dilutive effect of in-the-money stock options and restricted stock, and is determined based on the average share price for each period using the treasury stock method. The treasury stock method includes the tax-effected proceeds that would be received assuming the exercise of all in-the-money stock options and assuming that restricted stock is used to repurchase shares in the open market. Certain common stock equivalents were excluded from the calculation of diluted EPS since the exercise price of these common stock equivalents was greater than the average market price of the common stock for the respective period and, therefore, their inclusion would have been anti-dilutive.
     Revenue Recognition
     General. Foundry generally sells its products through its direct sales force, resellers and integration partners. The Company generates the majority of its revenue from sales of chassis and stackable-based networking equipment, with the remainder of its revenue primarily coming from customer support fees. The Company applies the principles of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Typically, customer purchase orders are treated as separate arrangements based on the nature of Foundry’s business. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Foundry assesses collectibility based on the creditworthiness of the customer as determined by its credit checks and the customer’s payment history. It is Foundry’s practice to identify an end-user prior to shipment to a value-added reseller.
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
     Product. Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment. If an acceptance period or other contingency exists, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, or upon satisfaction of the contingency. Shipping and handling charges billed to customers are included in product revenue, and the related shipping costs are included in cost of product revenue.
     Services. Service revenue consists primarily of fees for customer support services. Foundry’s suite of customer support programs provides customers hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis.
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
     Segment and Geographic Information
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Foundry is organized as, and operates in, one reportable segment: the design, development, manufacturing, marketing and sale of a comprehensive, end-to-end suite of high-performance data networking solutions, including Ethernet Layer 2-7 switches, Metro routers and Internet traffic management products. Foundry’s chief operating decision-maker reviews consolidated financial information, accompanied by information about revenue by geographic region and configuration type. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, Foundry’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
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
     Effective January 1, 2008, Foundry adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which the FASB issued in September 2006. SFAS 157 establishes specific criteria for the fair value measurement of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value on at least an annual basis. The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2, and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition as the result of adoption. The Company is currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on its results of operations and financial condition.
     Effective January 1, 2008, the Company adopted FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, the Company did not elect to adopt the fair value option on eligible items under SFAS 159.

2. CASH EQUIVALENTS AND INVESTMENTS
     Cash equivalents and investments consist of the following (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$152,643	$—	$—	$152,643
U.S. Treasuries and Government-sponsored enterprise securities	69,948	8	(2)	69,954
Available-for-sale:
Auction rate municipal bonds	83,150	—	(6,023)	77,127
Held-to-maturity:
Municipal bonds	20,392	133	(4)	20,521
U.S. Treasuries and Government-sponsored enterprise securities	594,660	528	(347)	594,841

	$920,793	$669	$(6,376)	$915,086

Cash equivalents	$222,591	$8	$(2)	$222,597
Short-term investments	590,906	542	(347)	591,101
Long-term investments	107,296	119	(6,027)	101,388

	$920,793	$669	$(6,376)	$915,086

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$158,080	$—	$—	$158,080
Government-sponsored enterprise securities	114,445	29	—	114,474
Available-for-sale:
Auction rate municipal bonds	82,500	—	—	82,500
Held-to-maturity:
Municipal bonds	42,362	133	—	42,495
Government-sponsored enterprise securities	508,845	551	(9)	509,387

	$906,232	$713	(9)	$906,936

Cash equivalents	$272,525	29	—	$272,554
Short-term investments	575,645	550	(9)	576,186
Long-term investments	58,062	134	—	58,196

	$906,232	$713	$(9)	$906,936

     Municipal bonds. Unrealized gains and losses as of June 30, 2008 on Foundry’s investments in municipal bonds were caused by interest rate movements. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of June 30, 2008, all of Foundry’s municipal bonds had an investment grade credit rating.
     U.S. Treasuries and Government-sponsored enterprise securities (“GSEs”). Foundry’s U.S. Treasuries and GSE portfolio includes direct debt obligations of United States Treasury, Federal Home Loan Bank, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal Farm Credit Bank agencies. Unrealized losses as of June 30, 2008 were caused by interest rate movements. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of June 30, 2008, the issuers of Foundry’s GSEs had a credit rating of AAA.
     Auction rate municipal bonds (“auction rate securities”). Foundry’s auction rate securities primarily consist of student loan debt obligations whose underlying assets are primarily Federal Family Education Loan Program (“FFELP”) loans guaranteed by the U.S. Department of Education. As a result of auction failures, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s auction rate securities. The current market conditions required the Company to use discounted cash-flow valuation models that depend on management’s assumptions to value its auction rate securities. Based on the valuation model, the Company recorded an unrealized other comprehensive loss of $2.0 million and $6.0 million during the three and six months ended June 30, 2008, respectively. The additional unrealized comprehensive loss recorded during the three months ended June 30, 2008 was based on changes in assumptions used in the valuation models primarily due to the change in the expected time of resolution of instruments containing a lower percentage of FFELP loans within the underlying collateral. As of June 30, 2008, the Company held $74.6 million of auction rate securities as long-term investments based on the estimated period when recovery of fair value is likely to occur.
     The Company expects to liquidate its auction rate securities without significant loss primarily due to the large portion of government guaranteed loans within the underlying collateral of the instruments. The Company has determined that these securities are temporarily impaired primarily due to the expected time to resolution of instruments containing a lower percentage of FFELP loans, changes in interest rate assumptions and liquidity factors. The impairment is not the result of the Company’s concerns regarding the credit quality of the issuers. In addition, the Company has the ability and intent to hold its $77.1 million of auction rate securities, held as of June 30, 2008, until market stability is restored with respect to these securities. However, it could take until the final maturity of the underlying notes (up to 33 years) to realize the investments’ recorded value. During the second quarter of 2008, issuers of auction rate securities, similar to those held by the Company, began to call certain of their auction rate securities at par. The Company has been notified that one of its auction rate securities, representing approximately 3% of its auction rate portfolio, was called at par, payable on the next reset date during the third quarter of 2008. Notwithstanding this notification, there is no guarantee that any portion of Foundry’s auction rate portfolio will be called at par or otherwise regain liquidity.
     In accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s available-for-sale and held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 (in thousands):

	Loss Less Than 12 months		Loss Greater Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Auction rate municipal bonds	$74,627	$(6,023)	—	—	$74,627	$(6,023)
Held-to-maturity:
Municipal Bonds	1,506	(4)	—	—	1,506	(4)
U.S. Treasuries and GSEs	293,354	(349)	—	—	293,354	(349)

	$369,487	$(6,376)	$—	$—	$369,487	$(6,376)

     Because the decline in the market value of Foundry’s investments is attributable to the valuation of instruments containing a lower percentage of FFELP loans within the underlying collateral, changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost, it does not consider these investments to be other-than-temporarily impaired at June 30, 2008.
3. FAIR VALUE DISCLOSURES
Fair Value Measurements
     The fair value of the Company’s cash equivalents and investments has been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. Refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding this hierarchy. The Company records its held-to maturity cash equivalents and investments at amortized cost and records its available-for-sale auction rate securities at fair value.

     The measurements used to determine fair value of Foundry’s cash equivalent and investment portfolio as of June 30, 2008 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices In
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$152,643	$152,643	$—	$—
U.S. Treasuries and GSEs	69,954	39,991	29,963	—
Available-for-sale:
Auction rate municipal bonds	77,127	—	—	77,127
Held-to-maturity:
Municipal bonds	20,521	—	20,521	—
U.S. Treasuries and GSEs	594,841	223,925	370,916	—

Total	$915,086	$416,559	$421,400	$77,127

     The table below provides a reconciliation of Foundry’s financial assets measured at fair value on a recurring basis, consisting of available-for-sale auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Beginning Balance	$79,179	$—
Total realized gains or (losses) included in net income	—	—
Total unrealized losses included in other comprehensive income	(2,052)	(6,023)
Purchases, sales and settlements, net	—	—
Transfers in Level 3	—	83,150

Ending balance	$77,127	$77,127

     Gains and losses (realized and unrealized) included in earnings during the three and six months ended June 30, 2008 are reported in interest and other income as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Total gains included in earnings	$—	$12

Change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—

4. INVENTORIES
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Purchased parts	$7,107	$4,279
Work-in-process	20,480	17,195
Finished goods	21,944	20,910

	$49,531	$42,384

     Compensation cost capitalized as part of inventory as of June 30, 2008 and December 31, 2007 was $0.2 million for both of the respective periods.

5. DEFERRED REVENUE
     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue includes shipments to direct end-users, resellers and integration partners. Below is a breakdown of the Company’s deferred revenue (in thousands):

	June 30, 2008	December 31, 2007
Product	$5,351	$3,095
Support	85,017	77,672

Total	$90,368	$80,767

Reported as:
Current	$61,922	$52,981
Non Current	28,446	27,786

Total	$90,368	$80,767

     Foundry offers its customers renewable support arrangements, including extended warranties, that generally have terms of one or five years. However, the majority of Foundry’s support contracts have one year terms. The change in the Company’s deferred support revenue balance was as follows for the six months ended June 30, 2008 (in thousands):

Deferred support revenue at December 31, 2007	$77,672
New support arrangements	56,576
Recognition of support revenue	(49,231)

Ending balance at June 30, 2008	$85,017

6. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     Foundry uses contract manufacturers to assemble certain parts for its chassis and its stackable products. The Company also utilizes third-party OEMs to manufacture certain Foundry-branded products. In order to reduce lead-times and ensure an adequate supply of inventories, Foundry’s agreements with some of these manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based on a rolling production forecast provided by Foundry. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts although it can generally give notice of order cancellation if such notice is given at least 90 days prior to the delivery date. In addition, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2008, Foundry had approximately $65.2 million of open purchase orders with its component suppliers and third-party manufacturers that may not be cancelable.
     Guarantees and Product Warranties
     The Company has indemnification obligations contained in commercial agreements, including customary intellectual property indemnifications for the Company’s products contained in agreements with its resellers and end-users. The Company has not historically recorded a liability related to these indemnification provisions, and its indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.
     The Company provides customers with a standard one or five year hardware warranty, depending on the type of product purchased, and a 90-day software warranty. Customers can upgrade and/or extend the warranty by purchasing one of Foundry’s customer support programs. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims as of the balance sheet date. Foundry accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations including material and labor costs. The warranty accrual is included in its cost of revenues and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, estimated material costs and estimated labor costs. The Company periodically assesses the adequacy of its warranty accrual and adjusts the amount as considered necessary.

     Changes in product warranty liability for the six months ended June 30, 2008 were as follows (in thousands):

Balance, December 31, 2007	$2,251
Liabilities accrued for warranties issued during the period	588
Warranty claims settled during the period	(740)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(412)

Balance, June 30, 2008	$1,687

     In the ordinary course of business, Foundry enters into contractual arrangements under which it may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts were reflected in the Company’s condensed consolidated financial statements as of June 30, 2008 or December 31, 2007 related to these indemnifications.
Litigation
     Intellectual Property Proceedings. On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed a response to the complaint denying the allegations. On November 3, 2005 the court severed Enterasys’ claim against Foundry and Extreme into two separate cases. The discovery process began, and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007, before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, which was assented to by Enterasys, because of petitions that Foundry had filed with the U.S. Patent and Trademark Office (the “USPTO”) requesting that the USPTO reexamine the validity of five of the six Enterasys patents in view of certain prior art. On August 28, 2007, the court granted Foundry’s motion to stay the case. All activity in the case is now on hold while the USPTO reexamination process proceeds. On March 24, 2008, the USPTO issued an Office Action with respect to the first of the five Enterasys patents being re-examined, namely, U.S. Patent # 6,539,022, in which all of the claims challenged by Foundry were rejected over the prior art cited by Foundry. Enterasys filed a response to the Office Action on May 27, 2008, which the USPTO is now considering. On June 24, 2008, the USPTO issued an Office Action with respect to a second of the five patents being reexamined, namely U.S. Patent 6,147,995. The USPTO rejected some, but not all, of the patent claims that were challenged by Foundry. Enterasys has until August 24, 2008 to respond to this Office Action. The reexamination proceedings are ex parte, meaning that Foundry cannot participate in the re-examination proceedings between Enterasys and the USPTO concerning the Office Actions. It is expected that the USPTO will continue issuing Office Actions concerning the merits of the petitions (i.e., assessing the validity of the patents over the prior art cited by Foundry) over the next six months to a year. At some point in the future, the stay of the case may be lifted by the court, depending mainly on the results of the reexamination process. At that time, the court would issue a new scheduling order for the case. The Company is vigorously defending itself against Enterasys’ claims.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer denying the allegations and counterclaim on September 27, 2006. Subsequently, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. The court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. On March 6, 2008, the Special Master held a Markman claim construction hearing and, on March 31, 2008, the Special Master filed a report and recommendation with the court on how the claims should be construed. On May 1, 2008, the parties filed objections to the Special Master’s report. The court held a hearing concerning the parties’ objections to the Special Master’s report on July 21, 2008, and is expected to issue an order construing the claims in the next few months. It is expected that, after the issuance of a claim construction order, the court will set a further schedule for the case. The Company is vigorously defending itself against Chrimar’s claims.
     On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. On March 3, 2008, Foundry filed an answer to the complaint denying the allegations, and asserting various counterclaims. The other defendants filed answers in April 2008. On June 17, 2008, the court issued a scheduling order for the case and, in particular, scheduled a Markman claim construction hearing for December 3, 2009, and a trial for July 12, 2010. The Company is committed to vigorously defending itself against Network-1’s claims.
     On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) filed a lawsuit against Foundry, 3Com Corporation, Extreme Networks, Inc., Netgear, Inc., Zyxel Communications, Inc., D-Link Systems, Inc., and SMC Networks, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Fenner’s U.S. Patent No. 7,145,906 and seeking injunctive relief, as well as unspecified damages. On February 28, 2008, Fenner filed an amended complaint that added three additional defendants, namely, Tellabs, Inc., Tellabs North America, Inc., and Enterasys Networks, Inc. Subsequently, on May 5, 2008, Fenner filed a second amended complaint, which added infringement claims concerning a second Fenner patent, U.S. Patent No. 5,842,224, against Foundry and the other defendants. Foundry’s answer to the second amended complaint was filed on May 16, 2008. The Court has not yet issued a scheduling order. The Company is committed to vigorously defending itself against Fenner’s claims.
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
     In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims the Company may have against the underwriters. However, the settlement required approval by the District Court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have filed amended complaints in an effort to comply with the Second Circuit decision. The Company, and the previously named officers, are still named defendants in the amended complaint. On March 26, 2008, the District Court issued an order granting in part and denying in part defendants’ motions to dismiss the amended complaints in the six focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. The District Court also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If an amended or modified settlement is not reached and thereafter approved by the District Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, Foundry cannot predict its outcome.
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
     On March 9, 2007, a purported Foundry stockholder served Foundry’s registered agent for service of process with a putative derivative action against Foundry and certain of its current and former officers, directors and employees. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and captioned Patel v. Akin, et al. (Case No. l-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action as well as a cause of action for violation of Section 1507 of the California Corporations Code which is not asserted in the Consolidated Action. On April 4, 2007 the plaintiff filed a Request for Voluntary Dismissal of the action. On June 19, 2007, plaintiff re-filed the action Patel v. Akin, et al. (Civil Action No. 3036-VCL), in the Court of Chancery of the State of Delaware, New Castle County. The complaint again generally asserts similar claims as those in the Consolidated Action and seeks judgment against the individual defendants for damages purportedly sustained by the Company as a result of the alleged misconduct, as well as unspecified equitable relief to remedy the individual defendants’ alleged breaches of fiduciary duties. The complaint further seeks an award of attorney’s fees and costs, accountants’ and experts’ fees, cost and expenses, and such other relief as the Court might deem proper. The parties have engaged in settlement discussions, which are ongoing. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether a settlement will be reached or the outcome of the litigation.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against Foundry and certain of its current and former officers, directors and employees in the United States District Court for the Northern District of California. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW. A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. On June 25, 2007, plaintiffs filed an opposition to Foundry’s motion to dismiss, and, on August 2, 2007, Foundry filed a reply to plaintiffs’ opposition. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss occurred on May 23, 2008, but the court has not yet ruled on the motion. The parties have engaged in settlement discussions, which are ongoing. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether a settlement will be reached or the outcome of the litigation.
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
     On July 23, 2008, an action, Doug Edrington v. Bobby R. Johnson, Jr., et al. (Case No. 1:08-CV-118013), was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiff named as defendants the members of the board of directors of Foundry. The complaint asserts claims on behalf of the Company’s stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of the Company’s board of directors have breached their fiduciary duties to the Company’s stockholders in connection with the proposed acquisition of the Company by Brocade Communications Systems, Inc. (“Brocade”) and engaged in self-dealing in connection with approval of the Merger, allegedly resulting in an unfair process and unfair price to the Company’s stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the proposed merger. The Company believes that the allegations of the complaint are without merit and intends to vigorously contest the action. However, there can be no assurances that the defendants will be successful in such defense.

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
     General. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2008, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.
7. STOCKHOLDERS EQUITY
     Share Repurchase Program. In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. That approval expanded the share repurchase program to $300 million. The number of shares to be purchased and the timing of purchases was based on several factors, including the price of Foundry’s stock, general business and market conditions, and other investment opportunities. The share repurchase program is scheduled to expire on December 31, 2008. However, in light of the proposed acquisition of the Company by Brocade, the Company does not currently anticipate buying back any additional shares under the share repurchase program.
     The stock repurchase activity under the share repurchase program during the six months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

	Total Number	Average Price
	of Shares	Paid per	Amount of
Six Months Ended June 30, 2008	Purchased	Share	Repurchases
Cumulative balance at December 31, 2007	4,381	$18.93	$82,930
Repurchase of common stock	5,640	13.40	75,580

Cumulative balance at June 30, 2008	10,021	$15.82	$158,510

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
     Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of June 30, 2008, the Company had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”), the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan.
     On June 16, 2006, stockholders approved the adoption of the 2006 Stock Plan replacing the 1996 Stock Plan. No further grants will be made under the 1996 Stock Plan. Under the 2006 Stock Plan, the stockholders authorized the issuance of up to 26,000,000 shares of common stock to Foundry’s employees, consultants and non-employee directors. The 2006 Stock Plan has a fixed number of shares and will terminate on December 31, 2009. The 2006 Stock Plan is not an “evergreen” plan. The number of shares of Foundry’s common stock available for issuance under the 2006 Stock Plan will be reduced by one share for every one share issued pursuant to a stock option or stock appreciation right and by 2.3 shares for every one share issued as restricted stock or a restricted stock unit. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and stock appreciation rights is prohibited without stockholder approval. Awards under the 2006 Stock Plan may be made subject to performance conditions as well as conditions based on time.
     Under the 1996 Stock Plan, the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan, stock options generally have an exercise price equal to the fair market value of Foundry’s common stock on the date of grant. Options vest over a vesting schedule determined by the Board of Directors, generally one to five years. Options granted prior to January 1, 2005 expire 10 years from the date of grant for all stock-based compensation plans. Options granted after January 1, 2005 expire 5 years from the date of grant for the 2006 Stock Plan, the 1996 Stock Plan and the 2000 Non-Executive Stock Option Plan. Options granted after January 1, 2005 expire 10 years from the date of grant for the 1999 Directors’ Stock Option Plan. On April 21, 2008, the Company’s Board of Directors resolved to discontinue further equity award grants from the 2000 Non-Executive Stock Option Plan. The last grant from the 2000 Non-Executive Stock Option Plan was made on April 29, 2005.
     A summary of Foundry’s stock option activity for all stock option plans for the six months ended June 30, 2008 is set forth in the following table (which excludes restricted stock awards and restricted stock units):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2007	30,528,237	$16.38
Granted	1,604,250	$12.81
Exercised	(457,774)	$8.02
Forfeited/expired	(579,448)	$19.92

Balance, June 30, 2008	31,095,265	$16.25	4.04	$30,861

Vested and expected to vest at June 30, 2008	29,803,257	$16.28	4.03	$30,645

Exercisable at June 30, 2008	23,440,864	$16.46	3.95	$29,764

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.
     As of June 30, 2008, there was $38.3 million of total unrecognized compensation cost related to stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     Restricted Stock Awards. A summary of the Company’s restricted stock award activity and related information for the six months ended June 30, 2008 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2007	953	$16.59
Granted	—	$—
Vested	(315)	$14.68
Forfeited	—	$—

Balance, June 30, 2008	638	$17.54

     As of June 30, 2008, there was $6.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

     Restricted Stock Units. The following schedule summarizes information about the Company’s restricted stock units (“RSUs”) for the six months ended June 30, 2008:

		Remaining
		Contractual	Aggregate
	Shares	Life (years)	Intrinsic Value
	(in thousands)		(in thousands)
Balance, December 31, 2007	1,639
Awarded	9
Released	—
Forfeited/expired	(46)

Balance, June 30, 2008	1,602	1.19	$18,935

Vested and expected to vest at June 30, 2008	1,379	1.14	$16,300

Exercisable at June 30, 2008	—	—	$—

     None of the awarded RSUs were vested as of June 30, 2008. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans at a rate of 2.3 shares for every one share issued under the 2006 plan.
     As of June 30, 2008, approximately $18.8 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 2.2 years.
     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the six months ended June 30, 2008, the Company issued an aggregate of 1,162,809 shares under the ESPP at an average per share price of $8.95. The Company issued no shares under the ESPP during the six months ended June 30, 2007. A total of 5,465,967 shares of common stock were reserved for issuance under the ESPP as of June 30, 2008.
     Stock-based compensation relates to the following categories by period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue — Product	$430	$319	$905	$634
Cost of revenue — Service	752	414	1,722	863
Research and development	3,837	3,440	8,717	6,778
Sales and marketing	4,494	3,902	9,972	7,597
General and administrative	1,645	1,818	3,843	3,643

Total	$11,158	$9,893	$25,159	$19,515

     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Approximately $0.6 million and $0.9 million of excess tax benefits for the six months ended June 30, 2008 and 2007, respectively, have been classified as a financing cash inflow.

8. NET INCOME PER SHARE
     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net income	$18,326	$15,632	$32,232	$24,723

Basic:
Weighted-average shares outstanding	145,092	147,285	146,163	147,194

Basic EPS	$0.13	$0.11	$0.22	$0.17

Diluted:
Weighted-average shares outstanding	145,092	147,285	146,163	147,194
Add: Weighted-average dilutive potential shares	3,967	6,749	4,056	6,474

Weighted-average shares used in computing diluted EPS	149,059	154,034	150,219	153,668

Diluted EPS	$0.12	$0.10	$0.21	$0.16

     There were 19.9 million and 13.3 million anti-dilutive common stock equivalents for the six months ended June 30, 2008 and 2007, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$18,326	$15,632	$32,232	$24,723
Other comprehensive income:
Net unrealized loss on available-for-sale securities	(2,052)	—	(6,023)	—
Foreign currency translation adjustments	74	(118)	(169)	(121)

Total comprehensive income	$16,348	$15,514	$26,040	$24,602

10. SEGMENT AND GEOGRAPHIC INFORMATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	68%	69%	66%	68%
EMEA	21%	17%	21%	16%
Asia Pacific	8%	8%	9%	9%
Japan	3%	6%	4%	7%

     Sales to the United States government accounted for approximately 16% and 11% of the Company’s total net revenue for the three months ended June 30, 2008 and 2007, respectively, and 17% and 15% of the Company’s total net revenue for the six months ended June 30, 2008 and 2007, respectively.
     Other than the United States government, no individual customer accounted for 10% or more of the Company’s net product revenue for the three and six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, ten customers accounted for approximately 24% and 38%, respectively, of Foundry’s net outstanding trade receivables.
11. INCOME TAXES
     The Company’s interim effective income tax rate is based on its best estimate of its annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2008 and 2007 were 38% and 39%, respectively. The effective income tax rates for the six months ended June 30, 2008 and 2007 were 37% and 39%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of federal and state research and development tax credits, tax-exempt interest income, and the US production activities deduction. The lower effective tax rate for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase in the US production activities deduction and a reduction in the impact of stock-based compensation, offset by the expiration of the federal research and development credit.
     When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise or disposition and the employee’s option price, tax effected. As the Company cannot record the tax benefit for stock-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, the Company’s future quarterly and annual effective tax rates will be subject to volatility, and, consequently, the Company’s ability to reasonably estimate its future quarterly and annual effective tax rates will be adversely affected.
     Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets as of June 30, 2008, although there can be no assurance that it will be able to do so. A portion or all of Foundry’s deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to absorb that difference.
     At December 31, 2007, Foundry had a liability for gross unrecognized tax benefits of $16.6 million, of which $6.9 million, if recognized, would affect the Company’s effective tax rate. During the six months ended June 30, 2008, there was no material change in the amount of the liability for gross unrecognized tax benefits.
     At December 31, 2007, Foundry had a liability for accrued interest and penalties related to the unrecognized tax benefits of $1.8 million. During the six months ended June 30, 2008, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.
     Foundry conducts business globally, and, as a result, the Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, although no specific amount of future change is known at this time, and no estimate of a range of possible change can be quantified.
     In general, Foundry is no longer subject to United States federal income tax examinations for years before 2004 and state and local income tax examinations for years before 2003, except to the extent that tax attributes from the earlier closed years are carried forward to years remaining open for audit.
12. SUBSEQUENT EVENTS
Brocade Acquisition
     The Company entered into an Agreement and Plan of Merger, dated as of July 21, 2008 (the “Merger Agreement”), by and among Brocade Communications Systems, Inc., a Delaware corporation (“Brocade”), Falcon Acquisition Sub, Inc. and the Company, pursuant to which Falcon Acquisition Sub, Inc. will merge with and into the Company, and the Company will become a wholly owned subsidiary of Brocade (the “Merger”).

     Pursuant to the terms of the Merger Agreement, each share of common stock of the Company (“Foundry Common Stock”) (other than shares owned by Foundry or Brocade) will be converted into the right to receive $18.50 in cash plus 0.0907 shares of Brocade common stock (“Brocade Common Stock”). Options to purchase Foundry Common Stock and restricted stock units of Foundry will be converted into the rights described in the Merger Agreement. Brocade has announced that it anticipates financing the Merger through a combination of cash on hand (at both companies) and approximately $1.5 billion of committed debt financing from Bank of America and Morgan Stanley Senior Funding, Inc., subject to customary terms and conditions. Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by holders of a majority of the Foundry Common Stock outstanding, (ii) absence of any law or order prohibiting the consummation of the Merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including our expectations that our interest income will decline over the next several quarters, that our remaining cash, cash equivalents, short term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months, regarding our intention to vigorously defend ourselves in certain litigation, regarding our expectation that our operating expenses will increase modestly during the third quarter and fiscal year ended 2008, and regarding the impact of the recent auction market failures on our liquidity. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.” Our recent announcement of the agreement for Brocade to acquire Foundry may intensify certain of these risks. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.
Recent Developments
     The Company entered into an Agreement and Plan of Merger, dated as of July 21, 2008 (the “Merger Agreement”), by and among Brocade Communications Systems, Inc., a Delaware corporation (“Brocade”), Falcon Acquisition Sub, Inc. and the Company, pursuant to which Falcon Acquisition Sub, Inc. will merge with and into the Company, and the Company will become a wholly owned subsidiary of Brocade (the “Merger”).
     Pursuant to the terms of the Merger Agreement, each share of common stock of the Company (“Foundry Common Stock”) (other than shares owned by Foundry or Brocade) will be converted into the right to receive $18.50 in cash plus 0.0907 shares of Brocade common stock (“Brocade Common Stock”). Options to purchase Foundry Common Stock and restricted stock units of Foundry will be converted into the rights described in the Merger Agreement. Brocade has announced that it anticipates financing the Merger through a combination of cash on hand (at both companies) and approximately $1.5 billion of committed debt financing from Bank of America and Morgan Stanley Senior Funding, Inc., subject to customary terms and conditions. Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by holders of a majority of the Foundry Common Stock outstanding, (ii) absence of any law or order prohibiting the consummation of the Merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
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

     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 reflect the more significant judgments and estimates used in the preparation of our financial statements. Management believes there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 with the exception of our accounting policy for valuation of investments and fair value measurement as described in Note 1, “Summary of Significant Accounting Policies” and estimates for valuation of our auction rate securities as described in Note 2, “Cash Equivalents and Investments” to Condensed Consolidated Financial Statements.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$134,843	84%	$120,784	84%	$14,059	12%
Service	25,836	16%	22,456	16%	3,380	15%

Total net revenue	$160,679	100%	$143,240	100%	$17,439	12%

Net product revenue:
Chassis	$97,087	72%	$85,757	71%	$11,330	13%
Stackable	37,756	28%	35,027	29%	2,729	8%

Total net product revenue	$134,843	100%	$120,784	100%	$14,059	12%

	Six Months Ended June 30,
	2008		2007
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$260,705	84%	$236,002	85%	$24,703	10%
Service	50,029	16%	43,051	15%	6,978	16%

Total net revenue	$310,734	100%	$279,053	100%	$31,681	11%

Net product revenue:
Chassis	$191,484	73%	$168,714	71%	$22,770	13%
Stackable	69,221	27%	67,288	29%	1,933	3%

Total net product revenue	$260,705	100%	$236,002	100%	$24,703	10%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	68%	69%	66%	68%
EMEA	21%	17%	21%	16%
Asia Pacific	8%	8%	9%	9%
Japan	3%	6%	4%	7%
     Net product revenue increased 12% and 10% in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This was primarily due to increased sales of our LAN switching and MAN router products, which experienced increased acceptance by both enterprise and service provider customers. In addition, the increase in sales was facilitated by the expansion of our sales organization from 395 sales personnel at June 30, 2007 to 484 at June 30, 2008. Net product revenue from our chassis-based products improved primarily due to greater volume shipments of our XMR/MLX platforms for the service provider markets. We experienced a mix shift from stackable to chassis during three and six months ended June 30, 2008, compared to the same periods in 2007, primarily as a result of an increase in deployments within large customers who typically buy a greater percentage of chassis-based products. Revenue for the RX, SuperX and XMR/MLX chassis-based products, along with the associated accessories, increased 23% or $15.5 million to $81.8 million during the three months ended June 30, 2008 from $66.3 million during the same period in 2007, and increased 24% or $30.6 million to $157.3 million during the six months ended June 30, 2008 from $126.7 million during the same period in 2007.
     During the three and six months ended June 30, 2008, over the same periods in 2007, we experienced a modest decline in both our Americas and Japan net product sales, as a percentage of net product revenue. This shift in product sales from Americas and Japan to EMEA was primarily the result of the growth in our EMEA sales organization and greater geographical diversification within the EMEA region. Net product sales in the three and six months ended June 30, 2008 for the Asia Pacific region remained consistent, as a percentage of net product revenue, as compared to the same periods in 2007.
     Other than the United States government, no individual customer accounted for 10% or more of our net product revenue for the three and six months ended June 30, 2008 and 2007. Sales to the United States government accounted for approximately 16% and 11% of total net product revenue during the three months ended June 30, 2008 and 2007, respectively, and increased approximately 61% in absolute dollars. Sales to the United States government accounted for approximately 17% and 15% of total net product revenue during the six months ended June 30, 2008 and 2007, respectively, and increased approximately 30% in absolute dollars. Sales to the United States government expanded during the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to our investment in our Federal sales team and a larger percentage of Federal revenue coming from program spending.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with either one or five year terms, most service contracts are purchased with a one year term. The 15% and 16% increase in service revenue in the three and six months ended June 30, 2008 as compared to the same periods in 2007, was due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. We added 1,354 new customers from June 30, 2007 to June 30, 2008.
     Gross Margin
     The following table presents gross margin and the related gross margin percentages (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margin:
Product	$83,252	62%	$69,089	57%	$160,699	62%	$133,170	56%
Service	18,240	71%	17,012	76%	34,250	68%	32,141	75%

Total gross margin	$101,492	63%	$86,101	60%	$194,949	63%	$165,311	59%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The increase in product gross margins for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily due to an improved pricing environment and product cost reductions. Improved pricing has been driven by favorable pricing related to our MLX product family and to a lesser extent improvements in other product families. In addition, we have been able to negotiate cost reductions with our contract manufacturers as our products have matured and the volumes have increased. Our product gross margin benefited by $0.2 million or 0.2% and $0.6 million or 0.5% from the sale of fully reserved inventory during the three months ended June 30, 2008 and 2007, respectively, and benefited by $0.6 million or 0.2% and $1.2 million or 0.5% during the six months ended June 30, 2008 and 2007, respectively.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at service depots. In addition, these costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in the three and six months ended June 30, 2008 over the same periods in 2007 was primarily due to the change in our allocation of technical support services costs and the expansion of our customer support infrastructure to support a larger and more diverse customer base. In prior periods, we allocated technical support costs between cost of service revenue and sales and marketing expense based on a percentage of direct labor hours related to repair work for customers under service contracts. During the first quarter of 2008, we recognized that the workload of our technical support services team had shifted, and they were devoting most of their time providing technical support. For this reason, we began to allocate all of the technical support group costs to cost of service revenue, and, as a result, we recorded an additional expense of $1.8 million and $3.5 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, which resulted in a decrease in our service-based gross margins. In addition, it has become necessary to make further investments in our support infrastructure, logistics capabilities and inventory to support our larger installed base of enterprise and service provider customers. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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
     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Research and development	$21,925	14%	$17,853	12%	23%	$43,653	14%	$39,103	14%	12%
Sales and marketing	46,391	29%	38,470	27%	21%	93,527	30%	78,560	28%	19%
General and administrative	10,205	6%	11,771	8%	(13%)	22,044	7%	22,704	8%	(3%)
Other charges, net	—	—	3,067	2%	(100%)	—	—	5,600	2%	(100%)
     Research and development expenses consist primarily of salaries and related personnel expenses for engineers, prototype materials, consulting and testing costs, facility costs, depreciation of equipment used in research and development activities, and beginning in fiscal 2008 management information service costs allocated from general and administrative expenses. Research and development expenses for the three and six months ended June 30, 2008 increased $4.1 million and $4.6 million, respectively, compared to the same periods in 2007. The increase in research and development expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to an increase in salaries of $2.1 million, payroll related expenses of $0.5 million, bonus expense of $0.4 million, and stock based compensation of $0.4 million, which largely resulted from growth in our research and development headcount, salary increases and expenses associated with additional stock-based awards granted in 2007. Our research and development headcount increased to 294 at June 30, 2008 from 232 at June 30, 2007. In addition to the increase in our salaries and related personnel expenses, facilities expense increased by $0.4 million for management information services costs allocated from general and administrative expenses, offset in part by a favorable decrease in depreciation expense of $0.5 million related to aging test equipment that has been fully depreciated.
     The increase in research and development expenses for the six months ended June 30, 2008, compared to the six months ended

June 30, 2007, was primarily due an increase in salaries of $4.0 million, payroll related expenses of $1.0 million, stock based compensation of $1.9 million, and higher facilities and management information services allocation expense of $1.0 million, offset in part by a favorable decrease in depreciation expense of $0.7 million and bonus expense. During the first quarter of 2007, we recorded a special one-time bonus of $3.4 million of which $1.6 million related to the suspension of our 1999 Employee Stock Purchase Plan (“ESPP”) and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace, and we expect our spending on research and development will grow modestly in absolute dollars during the third quarter of 2008.
     Sales and marketing expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as expenses associated with trade shows and seminars, advertising, recruiting, travel, cost of facilities, expenses for maintaining customer evaluation inventory at customer sites and beginning in fiscal 2008 management information service costs allocated from general and administrative expenses. Sales and marketing expenses for the three and six months ended June 30, 2008 increased $7.9 million and $15.0 million, respectively, compared to the same periods in 2007. The increase in sales and marketing expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to an increase in salaries of $4.5 million, payroll related expenses of $1.0 million, stock based compensation of $0.6 million and commission expenses of $2.0 million, which resulted from salary increases, growth in our sales and marketing headcount, additional stock-based awards granted in 2007 and increase in revenue for the three months ended June 30, 2008, compared to the same period in prior year. Our sales and marketing headcount increased to 566 at June 30, 2008 from 459 at June 30, 2007. In addition to the increase in salaries and related personnel expenses, travel related expenses increased by $0.7 million due to the expansion of our sales force, and facilities expense increased by $1.0 million for management information services costs allocated from general and administrative expense, offset by a reduction of $0.4 million for the carrying costs associated with the levels of evaluation and demonstration inventory held at customer sites and a decrease of $1.8 million from allocating costs from technical support to cost of service revenue as discussed under “Gross Margin” above.
     The increase in sales and marketing expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due an increase in salaries of $8.3 million, payroll related expenses of $2.7 million, stock based compensation of $2.4 million, and commission expenses of $4.6 million. In addition, our recruiting and travel related expenses increased $1.0 million and $1.3 million, respectively, to support the increase in our sales organization, and facilities allocation expense increased by $1.8 million primarily for the allocation of management information services costs. The increases in expense were offset by a decrease in advertising expense of $0.5 million, a reduction for the carrying costs associated with the levels of evaluation and demonstration inventory held at customer sites of $1.0 million, a decrease of technical support costs of $3.5 million due to allocating costs from technical support to cost of service revenue as discussed under “Gross Margin” above, and due to a reduction in bonus expense. We recorded a special one-time bonus in the first quarter of 2007, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates. We expect that sales and marketing expenses will continue to grow in absolute dollars, but at a slower rate than in the first quarter of 2008.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses for the three and six months ended June 30, 2008 decreased by $1.6 million and $0.7 million, respectively, compared to the same periods in 2007. The decrease in general and administrative expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to a reduction in accounting fees of $0.9 million, legal expenses of $0.9 million, and allocation of costs from management information services group to other departments beginning the first quarter of 2008, which resulted in a reduction of general and administrative expenses of $1.8 million, offset by an increase in salaries of $0.5 million and bonuses of $0.4 million. The increase in salaries resulted from growth in our general and administrative headcount and salary increases. Our general and administrative headcount increased to 96 at June 30, 2008 from 80 at June 30, 2007.
     The decrease in general and administrative expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to a reduction in accounting fees of $0.7 million, legal service fees of $1.3 million, allocation of costs from management information services group to other departments, which resulted in a reduction of general and administrative expenses of $3.1 million, and a decrease in bonus expense. We recorded a special one-time bonus in the first quarter of 2007, of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. The decreases in general and administrative expenses were offset by an increase in salaries and payroll related expenses of $1.1 million and $0.6 million, respectively, additional costs associated with consulting services to support our ERP system and other information systems projects of $0.7 million and increased state franchise and property taxes of $0.7 million. We expect general and administrative expenses to grow in absolute dollars for the third quarter of 2008 due to the increase in legal costs related to the proposed acquisition by Brocade.
     Other charges, net decreased by $3.1 million and $5.6 million during the three and six months ending June 30, 2008, as compared to the same periods in 2007. Other charges in 2007, primarily related to expenses for professional fees and other costs associated with the investigation of stock option grants to our employees.
     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $6.4 million and $11.0 million for the three months ended June 30, 2008 and 2007, respectively. We recorded interest and other income of $15.7 million and $21.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest and other income in the three and six months ended June 30, 2008, compared to the same period in 2007, was primarily due to lower interest rates. In the three and six months ended June 30, 2007, we recorded an expense of $0.4 million in interest and other income, net relating to the extension of the exercise date for stock options held by certain former employees who were not permitted to exercise their stock options until certain conditions were met. Our total cash and investments increased $29.3 million, or 3%, from June 30, 2007 to June 30, 2008. We believe our interest income will gradually decline during the remainder of 2008 as our portfolio of investments rolls out of higher yielding instruments and into new instruments yielding a market rate of interest.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended June 30, 2008 and 2007 were 38% and 39%, respectively. The effective income tax rates for the six months ended June 30, 2008 and 2007 were 37% and 39%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of federal and state research and development tax credits, tax-exempt interest income, and the US production activities deduction. The lower effective tax rate for the six months ended June 30, 2008 compared to the same period in 2007, was primarily due to an increase in the US production activities deduction and a reduction in the impact of stock-based compensation, offset by the expiration of the federal research and development credit.
     Liquidity and Capital Resources
     As of June 30, 2008, we held $77.1 million of municipal note investments at fair value, which is net of $6.0 million in temporary unrealized losses. Each of these notes operates with an auction reset feature (“auction rate securities”) and have underlying assets that are primarily student loans. As a result of the illiquidity in the auction rate market, actual market prices or relevant observable inputs were not readily available to determine the fair value of our auction rate securities. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. The current market conditions required us to use discounted cash-flow valuation models that depend on significant unobservable inputs to value our auction rate securities. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the securities based on the best information available in the circumstances. Our auction rate securities were valued based on Level 3 inputs at June 30, 2008 from Level 2 inputs at December 31, 2007. The fair value of our auction rate securities based on Level 3 inputs represented approximately 8% of our cash, cash equivalents and investment portfolio.
     The significant unobservable inputs that we used to determine the value of our auction rate securities included a discount rate of interest based on the underlying credit rating, insurance on the instrument, underlying collateral, ability to restructure and expected time to resolution. We validated the model by benchmarking the valuation with securities having similar features. Based on the valuation model, we recorded an unrealized comprehensive loss of approximately $2.0 million and $6.0 million during the three and six months ended June 30, 2008, respectively. The additional unrealized comprehensive loss recorded during the three months ended June 30, 2008 was based on changes in assumptions used in the valuation models primarily due to the change in the expected time of resolution and valuation of instruments containing a lower percentage of FFELP loans within the underlying collateral.
     There is no assurance that auctions on the auction rate securities in our investment portfolio will succeed. As a result of the auction failures, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. As of June 30, 2008, $74.6 million of our auction rate securities were held as long-term investments based on an estimated date when liquidity returns to these securities. As of June 30, 2008, $57.4 million of our auction rate securities had AAA credit rating, and $19.7 million had AA credit rating. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If the current market conditions further deteriorate, the issuers are unable to successfully close future auctions and/or if their credit ratings decline, we may in the future be required to record an other-than-

temporary loss in the income statement on these securities. During the second quarter of 2008, issuers of auction rate securities, similar to those held by us, began to call certain of their auction rate securities at par. We were notified that one of our auction rate securities, representing approximately 3% of our auction rate portfolio, was called at par, payable on the next reset date during the third quarter of 2008. Notwithstanding this notification, there is no guarantee that any of our auction rate portfolio will be called at par or otherwise regain liquidity.
     We believe that we will be able to liquidate our auction rate securities without significant loss primarily due to the government guarantees of a large portion of the underlying securities, and we currently believe these securities are temporarily impaired primarily due to the expected time of resolution of instruments containing a lower percentage of FFELP loans within the underlying collateral, changes in interest rate assumptions and liquidity factors. The impairment is not the result of our concerns regarding the credit quality. In addition, we have the ability and intent to hold these investments until recovery of its amortized cost. However, it could take until final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value. We currently have the ability and intent to hold our $77.1 million of auction rate securities held as of June 30, 2008 until market stability is restored with respect to these securities. We believe that, even allowing the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.
     Cash, cash equivalents, and investments decreased by $15.5 million during the six months ended June 30, 2008, from December 31, 2007, primarily due to the $75.6 million repurchase of common stock, offset by cash generated from operations of $54.8 million and the receipt of $12.5 million of cash from issuances of common stock to employees under stock plans. Cash provided by operating activities was primarily attributable to net income of $32.2 million, plus adjustments for non-cash charges, including $25.2 million of stock-based compensation, $5.1 million of depreciation and amortization and $4.3 million of inventory provisions. The increases were offset by an increase in deferred tax assets of $5.9 million and a net decrease in operating assets and liabilities of $4.9 million.
     Inventories were $49.5 million and $42.4 million as of June 30, 2008 and December 31, 2007, respectively. Inventories were higher at June 30, 2008 due to a broader product offering to support our sales efforts and a larger installed customer base. Inventory turnover was approximately 5.5 and 7.6 as of June 30, 2008 and December 31, 2007, respectively. The reduction in inventory turnover coincides with the build up of inventory to support our sales efforts, our desire to fill more orders from on-hand inventory, and our larger installed customer base.
     Accounts receivable, net of allowances, decreased $11.9 million during the six months ending June 30, 2008 from December 31, 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, customer location, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 63 days and 65 days as of June 30, 2008 and December 31, 2007, respectively.
     In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. In April of 2008, our Board of Directors approved an expansion to the share repurchase program authorizing us to repurchase an additional $100 million of our common stock. This approval expands the share repurchase authorization to $300 million. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase common stock expires on December 31, 2008. However, in light of our proposed acquisition by Brocade, we do not currently anticipate buying back any additional shares under the share repurchase program. During the six months ended June 30, 2008, we repurchased 5.6 million shares of our common stock through open market purchases at an average price of $13.40 per share. The total purchase price of $75.6 million was reflected as a decrease in retained earnings in the six months ended June 30, 2008.
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

     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities and equipment	$13,684	$5,942	$7,306	$434	$2
Purchase commitments with contract manufacturers	65,235	65,235	—	—	—

Total contractual cash obligations	$78,919	$71,177	$7,306	$434	$2

     For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and that may subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.
     The table above excludes liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement. There were no material changes to the liabilities under FASB Interpretation No. 48. Refer to Note 11. “Income Taxes” in the Notes to Condensed Consolidated Financial Statements for further discussion.
     Off-Balance Sheet Arrangements
     We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of June 30, 2008 or December 31, 2007 related to these indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as mentioned below:
     As of June 30, 2008, we had investments of approximately $77.1 million in auction rate securities (“ARS”). During the six months ended June 30, 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS in the auction market during the six months ended June 30, 2008. See “Part I, Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 6, “Commitments and Contingencies — Litigation” to Condensed Consolidated Financial Statements which is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Our business and results of operations may be affected by our announced acquisition by Brocade Communication Systems, Inc.
     On July 21, 2008, we entered into an agreement to be acquired by Brocade. The pending acquisition could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases pending consummation of the planned acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our equipment, software and/or services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that the pending acquisition creates uncertainty among customers or Foundry employees such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned acquisition, or employees depart the Company or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.
     We may suffer additional consequences if the acquisition by Brocade were not to be completed.
     If the planned acquisition by Brocade were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	We would not realize the benefits we expect from becoming a part of a combined company with Brocade, including the potentially enhanced financial and competitive position;

•	Activities relating to the acquisition and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	The market price of our common stock could decline following an announcement that the acquisition has been abandoned, to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•	We could be required to pay Brocade a termination fee and provide reimbursement to Brocade for certain costs incurred;

•	We would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
     Consummation of the proposed acquisition is subject to customary conditions, including (i) adoption of the merger agreement by holders of a majority of the Foundry common stock outstanding, (ii) absence of any law or order prohibiting the consummation of the merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
     In connection with the proposed acquisition, we expect to file a proxy statement/prospectus with the Securities and Exchange Commission. The proxy statement/prospectus will be mailed to all holders of our common stock and will contain important information about us, Brocade and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the proxy statement/prospectus when it becomes available.
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
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
     As of June 30, 2008, we held $77.1 million of municipal note investments at fair value, which is net of $6.0 million in temporary unrealized losses, principally classified as long-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets were primarily in student loans. As of June 30, 2008, $74.6 million of our auction rate securities were held as long-term investments based on an estimated date when liquidity returns to these securities. As of June 30, 2008, $57.4 million of our auction rate securities were rated AAA, and $19.7 million had AA credit rating. Auctions for some of these auction rate securities have recently failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our condensed consolidated financial statements.
     If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value.
We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 22% and 27% of net product revenue for the six months ended June 30, 2008 and 2007, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 17% and 15% of our total revenue for the six months ended June 30, 2008 and 2007. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.

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
     We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us as indicated in Note 6, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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
     The inquiries by the Department of Justice (the “DOJ”) and the Securities and Exchange Commission (“SEC”) into, and the investigation by the Special Committee of our Audit Committee of, our past stock option granting practices and the restatement of our fiscal 1999-2005 financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. We cooperated with the SEC, and on March 21, 2008, the SEC sent us a letter informing us that its investigation had been terminated and that no enforcement action was recommended to the Commission. We now consider the SEC inquiry to be closed. As described in Note 6, “Commitments and Contingencies — Litigation,” to Condensed Consolidated Financial Statements, several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, the derivative actions, and any future government inquiries, investigations or actions. These actions and inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.
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
     Our success will depend, in part, on increasing international sales and expanding our international operations. Our international sales primarily depend on our resellers, including Pan Dacom GmbH in Europe, Stark Technology in Taiwan, and Samsung Corporation in Korea. The failure of our international resellers to sell our products could limit our ability to sustain and grow our revenue. There are a number of additional risks arising from our international business, including:
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
If the proposed merger with Brocade does not occur, we might engage in acquisitions that could result in dilution for our stockholders, disrupt our operations, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.
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
     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Although as part of our proposed acquisition by Brocade, we agreed not to issue any of these preferred shares without Brocade’s consent, we would have the ability to issue such shares if the Brocade acquisition were not consummated. The rights of holders of our common stock may be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued by us in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by our stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Foundry, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.
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
Increases in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to repurchases of common stock by Foundry Networks, Inc. during the three months ended June 30, 2008:

				Maximum
				Approximate Dollar
			Total	Value of Shares
	Total Number	Average Price	Number of Shares	That May Yet Be
	of Shares	Paid per	Purchased as Part of	Purchased Under the
Period	Purchased (1)	Share (1)	Repurchase Program(2)	Repurchase Program (2)
April 1 — 30	858,449	$12.88	810,300	$146,535,499
May 1 — 31	413,808	$12.78	409,900	$141,289,432
June 1 — 30	4,024	$11.82	—	$141,289,432

Total	1,276,281	$12.84	1,220,200	$141,289,432

(1)	Includes 56,081 shares repurchased to satisfy tax withholding obligations that arise on the vesting of restricted stock awards.

(2)	In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. This approval expands the share repurchase authorization to $300 million. During the three months ending June 30, 2008, the Company repurchased and retired 1,220,200 shares of common stock at a weighted average price of $12.84 per share for an aggregate purchase price of approximately $15.7 million including the related transaction fees. Since inception of the stock repurchase program, the Company repurchased and retired 10,020,922 shares of its common stock at a weighted-average price of $15.82 per share for an aggregate purchase price of $158.7 million including the related transaction fees. The remaining authorized amount for stock repurchases under this program, including the expansion amount announced in April 2008, was approximately $141.3 million and will expire on December 31, 2008. However, in light of our proposed acquisition of the Company by Brocade, we do not currently anticipate buying back any additional shares under the share repurchase program.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 5, 2008, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following two proposals and cast their votes as follows:
     Proposal No. 1: Election of Directors:

	Number of Votes
Name of Director Nominee	For	Against	Withheld
Bobby R. Johnson, Jr.	129,951,637	2,086,554	3,033,708
Alfred J. Amoroso	129,922,243	2,120,350	3,029,306
C. Nicholas Keating	129,930,500	2,115,152	3,026,247
J. Steven Young	129,906,559	2,140,292	3,025,048
Alan L. Earhart	129,984,173	2,060,162	3,027,564
Celeste Volz Ford	129,943,699	2,088,057	3,040,143
     Proposal No. 2: Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

	Number of Votes
	For	Against	Abstain
Ratification of appointment	131,916,273	121,309	3,034,317
Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description

10.22	Foundry Networks Inc. 2008 Executive Performance Incentive Plan (Filed as Exhibit 10.22 to registrant’s current report on Form 8-K on June 11, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc.
(Registrant)

By:	/s/ Daniel W. Fairfax

Daniel W. Fairfax
Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 5, 2008

Exhibit Index

Number	Description

10.22	Foundry Networks Inc. 2008 Executive Performance Incentive Plan (Filed as Exhibit 10.22 to registrant’s current report on Form 8-K on June 11, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.