Form 10-Q
period 2008-09-30
FOUNDRY NETWORKS INC
filed 2008-11-06
CIK 1090071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 149,537,757 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2008.

FOUNDRY NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$524,723	$331,961
Short-term investments	394,645	575,645
Accounts receivable, net of allowances for doubtful accounts of $2,469 and $2,107 and sales returns of $2,093 and $2,626 at September 30, 2008 and December 31, 2007, respectively	115,611	124,234
Inventories	51,874	42,384
Deferred tax assets	44,706	44,207
Prepaid expenses and other assets	23,428	12,439

Total current assets	1,154,987	1,130,870
Property and equipment, net	6,948	9,658
Investments	87,359	58,062
Deferred tax assets	35,025	35,007
Other assets	5,874	5,234

Total assets	$1,290,193	$1,238,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,426	$23,892
Accrued payroll and related expenses	37,863	50,806
Other accrued expenses	12,045	12,382
Deferred revenue	63,748	52,981

Total current liabilities	137,082	140,061
Deferred revenue	29,014	27,786
Income taxes payable	12,296	11,860
Other long-term liabilities	364	475

Total liabilities	178,756	180,182

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized - 5,000 shares at September 30, 2008 and December 31, 2007; None issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value:
Authorized - 300,000 shares at September 30, 2008 and December 31, 2007:
Issued and outstanding — 149,260 and 148,700 shares at September 30, 2008 and December 31, 2007, respectively	15	15
Additional paid-in capital	920,901	829,910
Accumulated other comprehensive loss	(97)	(789)
Retained earnings	190,618	229,513

Total stockholders’ equity	1,111,437	1,058,649

Total liabilities and stockholders’ equity	$1,290,193	$1,238,831

(1)	Derived from audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue:
Product	$137,494	$136,974	$398,200	$372,976
Service	28,408	22,523	78,436	65,574

Total net revenue	165,902	159,497	476,636	438,550

Cost of revenue:
Product	51,788	55,032	151,795	157,864
Service	7,333	4,395	23,112	15,305

Total cost of revenue	59,121	59,427	174,907	173,169

Gross margin	106,781	100,070	301,729	265,381

Operating expenses:
Research and development	24,032	18,425	67,685	57,528
Sales and marketing	46,580	38,425	140,106	116,985
General and administrative	11,267	10,271	33,311	32,975
Other charges, net	2,773	60	2,773	5,660

Total operating expenses	84,652	67,181	243,875	213,148

Income from operations	22,129	32,889	57,854	52,233
Other-than-temporary impairment charge on investments	(13,390)	—	(13,390)	—
Interest and other income, net	4,685	11,440	20,413	32,337

Income before provision for income taxes	13,424	44,329	64,877	84,570
Provision for income taxes	8,972	16,761	28,193	32,279

Net income	$4,452	$27,568	$36,684	$52,291

Basic net income per share	$0.03	$0.19	$0.25	$0.35

Weighted-average shares used in computing basic net income per share	147,301	148,897	146,542	147,768

Diluted net income per share	$0.03	$0.18	$0.24	$0.34

Weighted-average shares used in computing diluted net income per share	153,103	156,486	151,098	154,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,684	$52,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,378	8,395
Stock-based compensation expense	38,586	32,801
Provision for doubtful accounts	361	(359)
Provision for sales returns	(533)	(592)
Inventory provisions	6,050	3,138
Benefit for deferred income taxes	(516)	(3,243)
Excess tax benefits from stock-based compensation	(4,302)	(6,342)
Other-than-temporary impairment charge on investments	13,390	—
Changes in operating assets and liabilities:
Accounts receivable	8,795	(35,562)
Inventories	(15,476)	(11,144)
Prepaid expenses and other assets	(12,528)	(11,668)
Accounts payable	(466)	(3,049)
Accrued payroll and related expenses	(12,943)	6,337
Income taxes payable	4,675	17,640
Other accrued expenses	(449)	(1,457)
Deferred revenue	11,994	10,098

Net cash provided by operating activities	80,700	57,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(25,950)	(35,025)
Purchases of held-to-maturity investments	(643,165)	(560,775)
Proceeds from sales and maturities of available-for-sale investments	27,800	46,750
Proceeds from sales and maturities of held-to-maturity investments	779,629	526,145
Purchases of property and equipment, net	(2,425)	(4,180)

Net cash provided by (used in) investing activities	135,889	(27,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock under stock plans, net of repurchases	46,759	38,045
Repurchase and retirement of common stock	(75,580)	(37,975)
Excess tax benefits from stock-based compensation	4,302	6,342

Net cash provided by (used in) financing activities	(24,519)	6,412

Increase in cash and cash equivalents	192,070	36,611
Effect of exchange rate changes on cash	692	(312)
Cash and cash equivalents, beginning of period	331,961	258,137

Cash and cash equivalents, end of period	$524,723	$294,436

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$35,735	$25,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOUNDRY NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information for the three and nine months ended September 30, 2008 and 2007 is unaudited)
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2008.
     Principles of Consolidation
     The condensed consolidated financial statements reflect the operations of Foundry and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
     Reclassifications
     Certain prior period amounts on the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the September 30, 2008 presentation.
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
     Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Auction rate securities are classified on the Company’s consolidated balance sheet based on an assessment of their liquidity. Auction rate securities have generally been considered short-term investments since they have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. Auctions for these securities began to fail, that is, sell orders began to exceed buy orders, in the first quarter of 2008 and have continued to fail through the third quarter of 2008. As of September 30, 2008, the Company’s ability to exit these instruments in the short-term is not guaranteed. The Company performs an assessment for auction rate securities with failed auctions and as a result, the Company recorded an other-than-temporary loss of $13.4 million on these securities in the third quarter ended September 30, 2008 as discussed below. The Company’s auction rate securities were classified as long-term investments since the estimated remaining life of the underlying student loan collateral is greater than a year. Refer to Note 2 “Cash Equivalents and Investments” for additional discussion regarding the impairment and classification in the balance sheet.
     In light of the acquisition by Brocade (discussed further in Note 12 “Brocade Acquisition”), the Company has revised its intent to hold these investments to recovery, and would be willing to liquidate its auction rate securities prior to the close of the acquisition. While these events have changed the Company’s intent with regard to these securities, there is no assurance that Foundry will be able to successfully liquidate its auction rate security portfolio based upon whether these securities are marketable, or at what price such securities could or will be sold, or that a market for these securities exists, or will exist prior to the close of the acquisition. Based upon the Company’s assessment of these factors, it will continue to classify the auction rate securities as long-term investments.
     During the second quarter of 2008, issuers of auction rate securities, similar to those held by the Company, began to call certain of their auction rate securities at par. During the third quarter of 2008, one of the Company’s auction rate securities, representing approximately 3% of its auction rate portfolio, was redeemed at par. Notwithstanding this redemption, there is no guarantee that the remaining portion of Foundry’s auction rate portfolio will be called at par or otherwise regain liquidity in the short-term.
     Foundry’s auction rate securities are classified as available-for-sale and are carried at fair value. Any temporary unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Unrealized gains and losses that are considered other-than-temporary are recorded in income. All other investments, which include municipal bonds, corporate bonds, and federal agency securities, are classified as held-to-maturity and are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.
     During the three months ended September 30, 2008, the Company liquidated certain of its held-to-maturity investments prior to the scheduled maturity date due to significant deterioration of the issuer’s creditworthiness. The Company recognized a gain of approximately $0.3 million relating to the liquidation of the investments with a fair value of approximately $59.4 million. The Company has determined that the sale of these investments does not impact the Company’s ability and intent to hold the remainder of the debt securities to maturity.
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
     Stock- Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units and employee purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values.
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
     During the three months ended September 30, 2008, the Company did not grant stock options and instead only granted restricted stock units to employees. The fair value of stock option grants and employee stock purchases for the three and nine months ended September 30, 2008, and 2007 were estimated using the following weighted-average assumptions:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	—	2.7%	2.4%	3.2%
Expected term (in years)	—	1.5 years	3.3 years	1.4 years
Dividend yield	—	0%	0%	0%
Volatility of common stock	—	40%	41%	40%
Weighted-average fair value	—	$5.17	$4.03	$4.91

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Risk free interest rate	4.4%	4.9%	4.5%	4.9%
Expected term (in years)	3.6 years	1.5 years	3.7 years	1.3 years
Dividend yield	0%	0%	0%	0%
Volatility of common stock	40%	41%	40%	42%
Weighted-average fair value	$6.41	$4.10	$6.21	$3.88

     Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
     Expected Term. Prior to fiscal year 2006, the expected term of options granted was based on historical experience as well as the contractual terms and vesting periods of the options. For options granted during 2006 and 2007, the expected term of the options was derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The midpoint approach was used during 2006 and 2007 since the expected life of the options could not be estimated due to the fact that the terms of the options were significantly changed in 2005. In 2005, the Company began granting stock option awards that have a contractual life of five years from the date of grant. Prior to 2005, stock option awards generally had a ten year contractual life from the date of grant. In 2008, the Company deemed that it has sufficient historical information on which to base its expected life assumption. The change to using historic experience as the basis for the estimated expected life was not material for options granted during the three and nine months ended September 30, 2008.
     Expected Dividend. The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.
     Expected Volatility. Based on guidance provided in SFAS 123R and SAB 107, the volatility assumptions for the three and nine months ended September 30, 2008 and 2007 were based on a combination of historical and implied volatility. The expected volatility of stock options is based upon equal weightings of the historical volatility of Foundry’s stock and the implied volatility of traded options, having a life of at least six months, on Foundry’s stock. Management believes that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
     Estimated Forfeitures. Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine months ended September 30, 2008, the Company estimated forfeitures of 2% for the Board of Directors and 7% for all other employees based on actual historical option forfeitures. The Company previously used an estimated overall forfeiture rate of 11% in fiscal year 2007. The Company recorded approximately $0.9 million of additional stock based compensation during the three months ending March 31, 2008 resulting from the change in estimate.
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

     When sales arrangements contain multiple elements (e.g., hardware and support), the Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when the revenue recognition criteria described in the preceding paragraph have been met for that unit of accounting.
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
     Income Taxes
     Foundry adopted FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with Foundry’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the Company’s adoption of FIN 48.

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
     Effective October 10, 2008, the Company adopted FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption did not have a significant impact on the Company’s consolidated results or operations or financial condition.
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, the Company did not elect to adopt the fair value option on eligible items under SFAS 159.
2. CASH EQUIVALENTS AND INVESTMENTS
     Cash equivalents and investments consist of the following (in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$86,387	$—	$—	$86,387
U.S. Treasuries and Government-sponsored enterprise securities	345,265	200	(4)	345,461
Available-for-sale:
Auction rate municipal bonds	67,260	—	—	67,260
Held-to-maturity:
Municipal bonds	16,844	59	(6)	16,897
U.S. Treasuries and Government-sponsored enterprise securities	397,899	571	(323)	398,147

	$913,655	$830	$(333)	$914,152

Cash equivalents	$431,652	$200	$(4)	$431,848
Short-term investments	394,644	598	(329)	394,913
Long-term investments	87,359	32	—	87,391

	$913,655	$830	$(333)	$914,152

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$158,080	$—	$—	$158,080
Government-sponsored enterprise securities	114,445	29	—	114,474
Available-for-sale:
Auction rate municipal bonds	82,500	—	—	82,500
Held-to-maturity:
Municipal bonds	42,362	133	—	42,495
Government-sponsored enterprise securities	508,845	551	(9)	509,387

	$906,232	$713	(9)	$906,936

Cash equivalents	$272,525	29	—	$272,554
Short-term investments	575,645	550	(9)	576,186
Long-term investments	58,062	134	—	58,196

	$906,232	$713	$(9)	$906,936

     Municipal bonds. Unrealized gains and losses as of September 30, 2008 on Foundry’s investments in municipal bonds were caused by interest rate movements. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of September 30, 2008, all of Foundry’s municipal bonds had an investment grade credit rating.
     U.S. Treasuries and Government-sponsored enterprise securities (“GSEs”). Foundry’s U.S. Treasuries and GSE portfolio includes direct debt obligations of the United States Treasury, Federal Home Loan Bank and Federal National Mortgage Association. Unrealized losses as of September 30, 2008 were caused by interest rate movements. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of September 30, 2008, the issuers of Foundry’s GSEs had a credit rating of AAA.
     Auction rate municipal bonds (“auction rate securities”). Foundry’s auction rate securities consist of student loan debt obligations whose underlying assets are primarily Federal Family Education Loan Program (“FFELP”) loans guaranteed by the U.S. Department of Education. As a result of auction failures, actual market prices or relevant observable inputs are not readily available to determine the fair value of Foundry’s auction rate securities. As of September 30, 2008, Foundry’s auction rate securities had an original cost basis of $80.7 million. The current market conditions, and the resulting lack of an active market for these securities, required Foundry to use discounted cash-flow valuation models that depend on management’s assumptions to value its auction rate securities. Based on the valuation models, which incorporate assumptions regarding the cash-flows to be received from these instruments and an effective discount rate reflecting premiums for credit and liquidity, Foundry reduced the carrying value and recorded an other-than-temporary impairment loss of $13.4 million during the third quarter of 2008. The estimated other-than-temporary impairment loss recorded during the third quarter of 2008 was based on, among other factors, utilizing the weighted average maturity of the underlying student loan collateral in the valuation models. The weighted average maturity assumption factored into the valuation models at September 30, 2008. This was a change from Foundry’s previous estimate of the time that would be required for the underlying liquidity issues in the auction rate security market to be resolved. Foundry’s current estimate is based on its assumption that the auction rate securities market, as it previously operated, is not going to return. The other-than-temporary impairment charge of $13.4 million represents $7.4 million in recognized loss on these investments during the three months ended September 30, 2008 and $6.0 million of loss reclassified from accumulated other comprehensive loss previously recorded in the six months ended June 30, 2008 to net income.
     As of September 30, 2008, Foundry held auction rate securities with a new cost basis of $67.3 million, which is net of $13.4 million in other-than-temporary impairment losses, as long-term investments based on the estimated remaining life of the underlying student loan collateral. Foundry holds these securities as long-term investments since the estimated remaining life of the underlying student loan collateral is greater than a year, and there is no assurance that Foundry will be able to successfully liquidate its auction rate security portfolio based upon whether these securities are marketable, or at what price such securities could or will be sold, or that a market for these securities exists, or will exist in the next year.
     During the third quarter of 2008, Foundry recorded an other-than-temporary impairment charge of $13.4 million in net income, due to the change in its intent of holding its auction rate securities until a recovery of the auction rate market or redemption. On October 31, 2008, Foundry announced as part of an agreement in principle to amend its merger agreement with Brocade

Communications Systems, Inc. that Foundry stockholders may receive the proceeds of the sale of Foundry’s portfolio of auction rate securities, up to an amount of $50.0 million in the aggregate, or up to approximately $0.33 per share of Foundry common stock, if Foundry is able to successfully liquidate its portfolio of these securities prior to the close of the acquisition. Accordingly, while in absence of the merger, Foundry fully intended to hold the auction rate securities to maturity. Foundry now believes that because these securities may be liquidated prior to the closing of the merger, it no longer has an unconditional intent to hold the auction rate securities until the recovery of the auction rate market or their redemption and it has, accordingly, recorded the other-than-temporary impairment in the third quarter of 2008. The other-than-temporary impairment charge of $13.4 million represents $7.4 million in unrealized loss on these investments during the three months ended September 30, 2008 and $6.0 million represents the transfer of accumulated other comprehensive loss recorded in the six months ended June 30, 2008 from shareholders’ equity to the determination of net income. Based on the unknown results of the shareholder vote related to the amendment to the merger agreement, as well as the ability to market these instruments, and our intent to hold such instruments until the market recovers or they are otherwise redeemed in the event the amendment to the merger agreement is not consummated, we have continued to classify these securities as long-term investments in the balance sheet.
     During the second quarter of 2008, issuers of auction rate securities, similar to those held by Foundry, began to call certain of their auction rate securities at par. During the third quarter of 2008, one of the Foundry’s auction rate securities, representing approximately 3% of its auction rate portfolio, was redeemed at par. On October 7, 2008, the underwriter of the auction rate securities held by Foundry offered an Auction Rate Securities Rights Agreement (the “Rights Agreement”) to Foundry. The Rights Agreement would enable Foundry to sell its portfolio of auction rate securities at its original cost to the underwriter at any time during the period of June 30, 2010, through July 2, 2012. The Rights Agreement also would enable the underwriter to pay Foundry the original cost of the auction rate securities at any time after Foundry accept the underwriter’s offer. The underwriter would also provide “no net cost” loans up to the original cost of the auction rate security until June 30, 2010 at Foundry’s election. “No net cost” is defined in the Rights Agreement as a loan for a portion of the principal amount of the par value of the auction rate security with an interest rate equivalent to the interest rate on the auction rate security Foundry is holding. On October 16, 2008, Foundry’s management was authorized by Foundry’s Board of Directors to review and enter into the rights offering after a comprehensive review of the Rights Agreement. The deadline for Foundry accepting the Rights Agreement is November 14, 2008. Notwithstanding this redemption and proposed rights offering, there is no guarantee that the remaining portion of Foundry’s auction rate portfolio will be called at par or otherwise regain liquidity.
     In accordance with EITF Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), the following table summarizes the fair value and gross unrealized losses related to Foundry’s available-for-sale and held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 (in thousands):

			Loss Greater Than 12
	Loss Less Than 12 months		months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held-to-maturity:
Municipal Bonds	1,498	(6)	—	—	1,498	(6)
U.S. Treasuries and GSEs	201,056	(327)	—	—	201,056	(327)

	$202,554	$(333)	$—	$—	$202,554	$(333)

     Because the decline in the market value of Foundry’s held-to-maturity investments is attributable to the changes in interest rates and not credit quality, and because Foundry has the ability and intent to hold these investments until a recovery of its amortized cost, it does not consider these investments to be other-than-temporarily impaired at September 30, 2008.
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

     The measurements used to determine fair value of Foundry’s cash equivalent and investment portfolio as of September 30, 2008 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices In
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$86,387	$86,387	$—	$—
U.S. Treasuries and GSEs	345,461	345,461	—	—
Available-for-sale:
Auction rate municipal bonds	67,260	—	—	67,260
Held-to-maturity:
Municipal bonds	16,897	—	16,897	—
U.S. Treasuries and GSEs	398,147	229,722	168,425	—

Total	$914,152	$661,570	$185,322	$67,260

     The table below provides a reconciliation of Foundry’s financial assets measured at fair value on a recurring basis, consisting of available-for-sale auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Beginning Balance	$77,127	$—
Total realized gains or (losses) included in net income	—	—
Change in unrealized losses included in other comprehensive income	6,023	—
Total other-than-temporary impairment charge included in net income	(13,390)	(13,390)
Purchases, sales and settlements, net	(2,500)	(2,500)
Transfers in Level 3	—	83,150

Ending balance	$67,260	$67,260

     Gains and losses (realized and unrealized) included in earnings during the three and nine months ended September 30, 2008 are reported in interest and other income and other-than-temporary impairment charge on investments as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Total gains included in earnings	$277	$289

Change in unrealized gains or (losses) relating to assets still held at the reporting date	$(13,390)	$(13,390)

     During the three months ended September 30, 2008, the Company liquidated certain of its held-to-maturity investments prior to the scheduled maturity date due to a significant deterioration of the issuer’s creditworthiness. The Company recognized a gain of approximately $0.3 million relating to the liquidation of the investments with a fair value of approximately $59.4 million. The Company has determined that the sale of these investments does not impact the Company’s ability and intent to hold the remainder of the debt securities to maturity.

4. INVENTORIES
     Inventories are stated on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include purchased parts and subassemblies, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Purchased parts	$7,873	$4,279
Work-in-process	21,834	17,195
Finished goods	22,167	20,910

	$51,874	$42,384

     Compensation cost capitalized as part of inventory as of September 30, 2008 and December 31, 2007 was $0.3 and $0.2 million, respectively.
5. DEFERRED REVENUE
     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue includes shipments to direct end-users, resellers and integration partners. Below is a breakdown of the Company’s deferred revenue (in thousands):

	September 30, 2008	December 31, 2007
Product	$7,036	$3,095
Support	85,726	77,672

Total	$92,762	$80,767

Reported as:
Current	$63,748	$52,981
Non Current	29,014	27,786

Total	$92,762	$80,767

     Foundry offers its customers renewable support arrangements, including extended warranties, that generally have terms of one or five years. However, the majority of Foundry’s support contracts have one year terms. The change in the Company’s deferred support revenue balance was as follows for the nine months ended September 30, 2008 (in thousands):

Deferred support revenue at December 31, 2007	$77,672
New support arrangements	85,312
Recognition of support revenue	(77,258)

Ending balance at September 30, 2008	$85,726

6. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments with Suppliers and Third-Party Manufacturers
     Foundry uses contract manufacturers to assemble certain parts for its chassis and its stackable products. The Company also utilizes third-party OEMs to manufacture certain Foundry-branded products. In order to reduce lead-times and ensure an adequate supply of inventories, Foundry’s agreements with some of these manufacturers allow them to procure long lead-time component inventory on the Company’s behalf based on a rolling production forecast provided by Foundry. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts although it can generally give notice of order cancellation if such notice is given at least 90 days prior to the delivery date. In addition, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2008, Foundry had approximately $69.6 million of open purchase orders with its component suppliers and third-party manufacturers that may not be cancelable.

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
     Changes in product warranty liability for the nine months ended September 30, 2008 were as follows (in thousands):

Balance, December 31, 2007	$2,251
Liabilities accrued for warranties issued during the period	850
Warranty claims settled during the period	(1,073)
Changes in liabilities for pre-existing warranties during the period, including changes in estimates	(477)

Balance, September 30, 2008	$1,551

     In the ordinary course of business, Foundry enters into contractual arrangements, including reseller and end-user agreements, that contain customary intellectual property indemnification provisions with respect to the Company’s products under which it may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has not historically recorded a liability related to these indemnification provisions, and its indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows. No amounts were reflected in the Company’s condensed consolidated financial statements as of September 30, 2008 or December 31, 2007 related to these indemnifications.
Litigation
     Intellectual Property Proceedings. On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed a response to the complaint denying the allegations. On November 3, 2005 the Court severed Enterasys’ claim against Foundry and Extreme into two separate cases. The discovery process began, and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007, before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, which was assented to by Enterasys in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (“USPTO”) requesting that the USPTO reexamine the validity of five of the six Enterasys patent given certain prior art. On August 28, 2007, the Court granted Foundry’s motion to stay the case. All activity in the case is now on hold, while the USPTO reexamination process proceeds. To date, the USPTO has issued initial Office Actions (which are published on the USPTO website) on each of the five Enterasys patents submitted for reexamination. In the Office Actions, the USPTO sustained Foundry’s reasons for alleging that the broadest patent claims of the various patents were invalid, but held that some of the narrower claims of four of the patents were valid. Enterasys has filed its initial responses to three of the five Office Actions, and must file its initial responses to the remaining two Office Action during November 2008. The reexamination proceedings are ex parte, meaning that Foundry cannot participate in the reexamination proceedings between Enterasys and the USPTO concerning the Office Actions. It is expected that the USPTO will continue issuing Office Actions concerning the merits of the petitions (i.e., assessing the validity of the patents over the prior art cited by Foundry) over the next six months to a year. Ultimately, the USPTO may issue final rejections of the claims, or reexamination certificates with cancelled, confirmed, amended, or new claims for the five patents being reexamined, which would conclude the reexamination proceedings. At some point in the future, the stay of the case may be lifted by the Court, depending mainly on the results of the reexamination process. At that time, the court would issue a new scheduling order for the case. The Company is vigorously defending itself against Enterasys’ claims.

     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. The Company filed an answer, (denying the allegations), and counterclaims, on September 27, 2006. Subsequently, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. On March 6, 2008, the Special Master held a Markman claim construction hearing and, on March 31, 2008, the Special Master filed a report and recommendation with the Court on how the claims should be construed. On May 1, 2008, the parties filed objections to the Special Master’s report. On July 30, 2008, the Court issued a claim construction order. On August 13, 2008, Chrimar filed a motion with the Court for reconsideration of the Court’s claim construction order, but the Court stayed the motion for future consideration after the parties file motions for summary judgment. The parties are now conducting discovery on validity and infringement issues, which must be completed by January 30, 2009. It is expected that summary judgment motions on validity and/or infringement issues will be filed in the Spring of 2009. The Company is vigorously defending itself against Chrimar’s claims.
     On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. On March 3, 2008, Foundry filed an answer to the complaint denying the allegations, and asserting various counterclaims. The other defendants filed answers in April 2008. On June 17, 2008, the Court issued a scheduling order for the case and, in particular, scheduled a Markman claim construction hearing for December 3, 2009 and trial for July 12, 2010. The parties are now conducting discovery. The Company is committed to vigorously defending itself against Network-1’s claims.
     On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) filed a lawsuit against Foundry, 3Com Corporation, Extreme Networks, Inc., Netgear, Inc., Zyxel Communications, Inc., D-Link Systems, Inc., and SMC Networks, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Fenner’s U.S. Patent No. 7,145,906 and seeking injunctive relief, as well as unspecified damages. On February 28, 2008, Fenner filed an amended complaint that added three additional defendants, namely, Tellabs, Inc., Tellabs North America, Inc., and Enterasys Networks, Inc. Subsequently, on May 5, 2008, Fenner filed a second amended complaint, which added infringement claims concerning a second Fenner patent, U.S. Patent No. 5,842,224, against Foundry and the other defendants. Foundry’s answer to the second amended complaint was filed on May 16, 2008. The Court has issued a scheduling order for the case, which sets a Markman claim construction hearing on February 12, 2009 and a trial on October 13, 2009. The parties are now conducting discovery. The Company is committed to vigorously defending itself against Fenner’s claims.
     Securities Litigation. The Company remains a defendant in a class action lawsuit filed on November 27, 2001 in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the Company’s common stock alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants the Company and two current and one former Company officers (the “Foundry Defendants”), including the Company’s Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999 (the “IPO”). The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.
     In 2004, the Company accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims the Company may have against the underwriters. However, the settlement required approval by the District Court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’

claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have filed amended complaints in an effort to comply with the Second Circuit decision. The Company, and the previously named officers, are still named defendants in the amended complaint. On March 26, 2008, the District Court issued an order granting in part and denying in part defendants’ motions to dismiss the amended complaints in the six focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. The District Court also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. The terms of a settlement have been reached between all of the parties to all of the lawsuits, under which Foundry will not be required to pay any cash. The settlement is subject to completion of documentation and court approval, neither of which can be assured. If the documentation is not finalized and thereafter approved by the District Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation; however, Foundry cannot predict its outcome.
     In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. Both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 1-06-CV 071651 (the “California State Action”). On February 5, 2007, plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, the Company filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the court granted the motion to stay. The action continues to be stayed. On October 28, 2008, the parties entered into the Stipulation of Settlement described below. The Stipulation of Settlement is subject to Court approval. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether the Stipulation of Settlement will be approved by the Court or the outcome of the litigation.
     On March 9, 2007, a purported Foundry stockholder served Foundry’s registered agent for service of process with a putative derivative action against Foundry and certain of its current and former officers, directors and employees. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and captioned Patel v. Akin, et al. (Case No. l-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action as well as a cause of action for violation of Section 1507 of the California Corporations Code which is not asserted in the Consolidated Action. On April 4, 2007 the plaintiff filed a Request for Voluntary Dismissal of the action. On June 19, 2007, plaintiff re-filed the action Patel v. Akin, et al. (Civil Action No. 3036-VCL), in the Court of Chancery of the State of Delaware, New Castle County (the “Delaware Action”). The complaint again generally asserts similar claims as those in the California State Action and seeks judgment against the individual defendants for damages purportedly sustained by the Company as a result of the alleged misconduct, as well as unspecified equitable relief to remedy the individual defendants’ alleged breaches of fiduciary duties. The complainant further seeks an award of attorney’s fees and costs, accountants’ and experts’ fees, cost and expenses, and such other relief as the Court might deem proper. On October 28, 2008, the parties entered into the Stipulation of Settlement described below. The Stipulation of Settlement is subject to Court approval. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether the Stipulation of Settlement will be approved by the Court or the outcome of the litigation.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against Foundry and certain of its current and former officers, directors and employees in the United States District Court for the Northern District of California. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW (the “California Federal Action”). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the court appointed lead plaintiff and lead counsel. On

February 15, 2007, Edrington v. Johnson, Jr., et al was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties, the individual defendants named in the CDC are not required to answer or otherwise respond to the CDC unless the court denies Foundry’s motion to dismiss. On June 25, 2007, plaintiffs filed an opposition to Foundry’s motion to dismiss, and, on August 2, 2007, Foundry filed a reply to plaintiffs’ opposition. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss occurred on May 23, 2008, and the court has not yet ruled on the motion. On October 28, 2008, the parties entered into the Stipulation of Settlement described below. The Stipulation of Settlement is subject to Court approval. Because of the inherent uncertainty of litigation, however, Foundry cannot predict whether the Stipulation of Settlement will be approved by the Court or the outcome of the litigation.
     On October 28, 2008, a Stipulation of Settlement was executed to settle each of the California State Action, the California Federal Action and the Delaware Action. On October 29, 2008, the Stipulation of Settlement was filed with the Court in the California Federal Action. The Stipulation of Settlement is subject to approval by the Court in the California Federal Action. In the event that the Stipulation of Settlement is approved by the Court in the California Federal Action and a judgment is entered in the California Federal Action, counsel for plaintiffs and defendants in the California State Action and Delaware Action will cooperate to effectuate the dismissal with prejudice of the California State Action and the Delaware Action. Under the Stipulation of Settlement, the Company will receive cash payments totaling $1.9 million. The Stipulation of Settlement further provides that Foundry will adopt certain corporate governance measures and Foundry will pay Lead Plaintiffs’ Counsel $1.2 million for their fees and expenses. The Stipulation of Settlement provides for a release of claims against the defendants by Lead Plaintiffs in connection with the matters alleged in the lawsuits and the Company and a release of claims against Lead Plaintiffs, Lead Plaintiffs’ Counsel and the Company by the defendants. The Stipulation of Settlement provides that it is not an admission by the defendants of any wrongdoing, liability, fault or omission by them. The Stipulation of Settlement requires Court approval, and Foundry cannot predict whether the Court will or will not approve the Stipulation of Settlement due to the inherent uncertainty of litigation. Because of the inherent uncertainty of litigation, Foundry also cannot predict the outcome of the litigation.
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
     On July 23, 2008, an action, Doug Edrington v. Bobby R. Johnson, Jr., et al (Case No. 1:08-CV-118013), was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiff named as defendants the members of the board of directors of Foundry. The complaint asserts claims on behalf of the Company’s stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of the Company’s board of directors have breached their fiduciary duties to the Company’s stockholders in connection with the proposed acquisition of the Company by Brocade Communications Systems, Inc. (the “Merger”) and engaged in self-dealing in connection with approval of the Merger, allegedly resulting in an unfair process and unfair price to the Company’s stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the Merger. On October 6, 2008, Plaintiff filed a motion for preliminary injunction of the Merger, requesting that the Court order that additional disclosure be made to shareholders prior to proceeding with the shareholder vote on the Merger scheduled for October 24, 2008. On October 16, 2008, the defendants filed an opposition to Plaintiff’s motion for preliminary injunction, and on October 20, 2008 Plaintiff filed a reply brief in support of the motion for preliminary injunction. A hearing on Plaintiff’s motion for preliminary injunction was held on October 22, 2008. On the same day, the Court entered an order denying Plaintiff’s motion for a preliminary injunction. The Company believes that the allegations of the complaint are without merit, had advanced defense costs on behalf of its directors who intend to vigorously contest the action. However, there can be no assurances that the defendants will be successful in such defense.
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
     General. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. In accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2008, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes it has valid defenses with respect to the legal matters pending against it. In the event of a determination adverse to Foundry, the Company could incur substantial monetary liability and be required to change its business practices. Any unfavorable determination could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.
7. STOCKHOLDERS EQUITY
     Share Repurchase Program. In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. That approval expanded the share repurchase program to $300 million. The number of shares to be purchased and the timing of purchases is based on several factors, including the price of Foundry’s stock, general business and market conditions, and other investment opportunities. The share repurchase program is scheduled to expire on December 31, 2008.
     The stock repurchase activity under the share repurchase program during the nine months ended September 30, 2008 is summarized as follows (in thousands, except per share amounts):

	Total Number	Average Price
	of Shares	Paid per	Amount of
Nine Months Ended September 30, 2008	Purchased	Share	Repurchases
Cumulative balance at December 31, 2007	4,381	$18.93	$82,930
Repurchase of common stock	5,640	13.40	75,580

Cumulative balance at September 30, 2008	10,021	$15.82	$158,510

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
     Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans that provide for the grant of stock-based awards to employees and directors, including stock options and restricted stock awards which are designed to reward employees for their long-term contributions to the Company and provide an incentive for them to remain with Foundry. As of September 30, 2008, the Company had three stock-based compensation plans: the 2006 Stock Incentive Plan (the “2006 Stock Plan”), the 1999 Directors’ Stock Option Plan, and the 2000 Non-Executive Stock Option Plan.
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
     A summary of Foundry’s stock option activity for all stock option plans for the nine months ended September 30, 2008 is set forth in the following table (which excludes restricted stock awards and restricted stock units):

		Weighted-
		Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life (years)	Intrinsic Value
				(in thousands)
Balance, December 31, 2007	30,528,237	$16.38
Granted	1,604,250	$12.81
Exercised	(3,506,833)	$10.26
Forfeited/expired	(785,866)	$19.44

Balance, September 30, 2008	27,839,788	$16.85	3.83	$117,549

Vested and expected to vest at September 30, 2008	26,668,492	$16.91	3.83	$114,374

Exercisable at September 30, 2008	21,218,188	$17.20	3.76	$99,786

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Foundry’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price for all in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.
     As of September 30, 2008, there was $33.5 million of total unrecognized compensation cost related to stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     Restricted Stock Awards. A summary of the Company’s restricted stock award activity and related information for the nine months ended September 30, 2008 is set forth in the following table:

	Restricted Stock	Weighted Average
	Outstanding	Grant Date Fair Value
	(in thousands)
Balance, December 31, 2007	953	$16.59
Granted	—	$—
Vested	(555)	$15.92
Forfeited	—	$—

Balance, September 30, 2008	398	$17.53

     As of September 30, 2008, there was $5.3 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

     Restricted Stock Units. The following schedule summarizes information about the Company’s restricted stock units (“RSUs”) for the nine months ended September 30, 2008:

		Remaining
		Contractual	Aggregate
	Shares	Life (years)	Intrinsic Value
	(in thousands)		(in thousands)
Balance, December 31, 2007	1,639
Awarded	3,907
Released	(499)
Forfeited/expired	(77)

Balance, September 30, 2008	4,970	1.81	$90,499

Vested and expected to vest at September 30, 2008	4,239	1.77	$77,198

Exercisable at September 30, 2008	—	—	$—

     These RSUs have been deducted from the shares available for grant under the Company’s stock option plans at a rate of 2.3 shares for every one share issued under the 2006 Stock Plan.
     As of September 30, 2008, approximately $75.2 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 2.7 years.
     Employee Stock Purchase Plan. Under Foundry’s 1999 Employee Stock Purchase Plan (the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the nine months ended September 30, 2008 and 2007, the Company issued an aggregate of 2,030,502 and 1,086,076, shares, respectively, under the ESPP at an average per share price of $9.17 and $8.64, respectively. A total of 4,598,274 shares of common stock were reserved for issuance under the ESPP as of September 30, 2008.
     Stock-based compensation relates to the following categories by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue — Product	$421	$385	$1,326	$1,019
Cost of revenue — Service	891	601	2,613	1,464
Research and development	4,899	4,956	13,617	11,734
Sales and marketing	5,150	5,108	15,122	12,705
General and administrative	2,066	2,236	5,908	5,879

Total	$13,427	$13,286	$38,586	$32,801

     Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Approximately $4.3 million and $6.3 million of excess tax benefits for the nine months ended September 30, 2008 and 2007, respectively, have been classified as a financing cash inflow.

8. NET INCOME PER SHARE
     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net income	$4,452	$27,568	$36,684	$52,291

Basic:
Weighted-average shares outstanding	147,301	148,897	146,542	147,768

Basic EPS	$0.03	$0.19	$0.25	$0.35

Diluted:
Weighted-average shares outstanding	147,301	148,897	146,542	147,768
Add: Weighted-average dilutive potential shares	5,802	7,589	4,556	7,008

Weighted-average shares used in computing diluted EPS	153,103	156,486	151,098	154,776

Diluted EPS	$0.03	$0.18	$0.24	$0.34

     There were 17.9 million and 11.0 million anti-dilutive common stock equivalents for the nine months ended September 30, 2008 and 2007, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,452	$27,568	$36,684	$52,291
Other comprehensive income:
Reclass to net income of unrealized loss on available-for-sale securities	6,023	—	—	—
Foreign currency translation adjustments	861	(191)	692	(312)

Total comprehensive income	$11,336	$27,377	$37,376	$51,979

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Americas	73%	70%	68%	69%
EMEA	17%	16%	20%	16%
Asia Pacific	6%	9%	8%	9%
Japan	4%	5%	4%	6%
     Sales to the United States government accounted for approximately 28% and 22% of the Company’s total net revenue for the three months ended September 30, 2008 and 2007, respectively, and 22% and 17% of the Company’s total net revenue for the nine months ended September 30, 2008 and 2007, respectively.
     Other than the United States government, no individual customer accounted for 10% or more of the Company’s net product revenue for the three and nine months ended September 30, 2008 and 2007. Sales to our ten largest customers accounted for 22% and 28% of net product revenue for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, ten customers accounted for approximately 37% and 38%, respectively, of Foundry’s net outstanding trade receivables.
11. INCOME TAXES
     The Company’s interim effective income tax rate is based on its best estimate of its annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2008 and 2007 were 67% and 38%, respectively. The effective income tax rates for the nine months ended September 30, 2008 and 2007 were 43% and 38%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of research and development tax credits, tax-exempt interest income, and the US production activities deduction. The higher effective tax rate for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to the unfavorable impact from a $13.4 million charge to income for the other-than-temporary impairment of certain investment securities. In addition, the 2008 tax rate was higher due to the impact from increased stock-based compensation, partially offset by additional 2008 disqualifying dispositions.
     The temporary impairment of investments creates an unrealized capital loss. Only realized capital losses are deductible, and then only to the extent of capital gains. It is anticipated that no capital gains will be realized in the foreseeable future. As such, the company opted to set up a valuation allowance against the full amount of the deferred tax asset recognized for the impairment loss, and accordingly, no tax benefit was recognized on the impairment loss.
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
     Management believes the Company will likely generate sufficient taxable income in the future to realize the tax benefits arising from its existing net deferred tax assets as of September 30, 2008, although there can be no assurance that it will be able to do so. A portion or all of Foundry’s deferred tax assets relating to stock-based compensation may not ultimately be realized. To the extent the deferred tax benefit is more than the actual tax benefit realized, the difference may impact the income tax expense if the Company does not have a sufficient hypothetical additional paid in capital (“APIC”) pool under SFAS 123R to absorb that difference.
     At December 31, 2007, Foundry had a liability for gross unrecognized tax benefits of $16.6 million, of which $6.9 million, if recognized, would affect the Company’s effective tax rate. During the nine months ended September 30, 2008, there was no material change in the amount of the liability for gross unrecognized tax benefits.

     At December 31, 2007, Foundry had a liability for accrued interest and penalties related to the unrecognized tax benefits of $1.8 million. During the nine months ended September 30, 2008, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.
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
     In general, Foundry is no longer subject to United States federal income tax examinations for years before 2005 and state and local income tax examinations for years before 2004, except to the extent that tax attributes from the earlier closed years are carried forward to years remaining open for audit.
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
     Pursuant to the terms of the Merger Agreement, each share of common stock of the Company (“Foundry Common Stock”) (other than shares owned by Foundry or Brocade) will be converted into the right to receive $18.50 in cash plus 0.0907 shares of Brocade common stock (“Brocade Common Stock”). Options to purchase Foundry Common Stock and restricted stock units of Foundry will be converted into the rights described in the Merger Agreement. Brocade has announced that it anticipates financing the Merger through a combination of cash on hand (at both companies) and approximately $1.5 billion of committed debt financing from Bank of America and Morgan Stanley Senior Funding, Inc., subject to customary terms and conditions. Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by holders of a majority of the Foundry Common Stock outstanding and (ii) absence of any law or order prohibiting the consummation of the Merger.
     On October 29, 2008, the Company and Brocade reached an agreement in principle to amend the Merger Agreement pursuant to which Foundry’s stockholders would be entitled to receive $16.50 in cash for each share of Foundry common stock. No fractional shares of Brocade common stock would be issued to Foundry stockholders. In addition, the agreement in principle provides that in certain circumstances, Foundry stockholders could receive the proceeds of the sale of Foundry’s portfolio of auction rate securities, up to an amount of $50.0 million in the aggregate, or up to approximately $0.33 per share of Foundry common stock, if Foundry is able to successfully liquidate its portfolio of these securities prior to the close of the acquisition. There can be no assurance, however, that the securities are marketable or at what price such securities could or would be sold, or that a market for these securities exists or will exist prior to the close of the transaction. The Special Meeting of Foundry Stockholders relating to the proposed Merger, originally scheduled for October 24, 2008, was adjourned to October 29, 2008 and further adjourned to November 7, 2008. If a definitive agreement is reached between the Company and Brocade regarding the new agreement in principle, the stockholder meeting will be further delayed and additional information regarding the restructured transaction will be distributed to Foundry’s stockholders for their consideration. In that event, it is anticipated that the Foundry stockholder meeting to consider the restructured transaction would be convened in December 2008, with a closing of the transaction in the second half of December 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including our expectations that our interest income will decline over the next several quarters, that our remaining cash, cash equivalents, short term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months, regarding our intention to vigorously defend ourselves in certain litigation, regarding our expectation that our operating expenses will increase modestly during the fourth quarter and fiscal year ended 2008, and regarding the impact of the recent auction market failures on our liquidity. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.” Our recent announcement of the agreement for Brocade to acquire Foundry may intensify certain of these risks. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC. All public reports filed by us with the SEC are available free of charge on our website at www.foundrynetworks.com or from the SEC at www.sec.gov as soon as practicable after we electronically file such reports with the SEC.
Recent Developments
     We entered into an Agreement and Plan of Merger, dated as of July 21, 2008 (the “Merger Agreement”), by and among Brocade Communications Systems, Inc., a Delaware corporation (“Brocade”), Falcon Acquisition Sub, Inc. and Foundry, pursuant to which Falcon Acquisition Sub, Inc. will merge with and into Foundry, and Foundry will become a wholly owned subsidiary of Brocade (the “Merger”).
     Pursuant to the terms of the Merger Agreement, each share of our common stock (“Foundry Common Stock”) (other than shares owned by Foundry or Brocade) will be converted into the right to receive $18.50 in cash plus 0.0907 shares of Brocade common stock (“Brocade Common Stock”). Options to purchase Foundry Common Stock and restricted stock units of Foundry will be converted into the rights described in the Merger Agreement. Brocade has announced that it anticipates financing the Merger through a combination of cash on hand (at both companies) and approximately $1.5 billion of committed debt financing from Bank of America and Morgan Stanley Senior Funding, Inc., subject to customary terms and conditions. Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by holders of a majority of the Foundry Common Stock outstanding and (ii) absence of any law or order prohibiting the consummation of the Merger.
     On October 29, 2008, the Company and Brocade reached an agreement in principle to amend the Merger Agreement pursuant to which Foundry’s stockholders would be entitled to receive $16.50 in cash for each share of Foundry common stock. No fractional shares of Brocade common stock would be issued to Foundry stockholders. In addition, the agreement in principle provides that in certain circumstances, Foundry stockholders could receive the proceeds of the sale of Foundry’s portfolio of auction rate securities, up to an amount of $50.0 million in the aggregate, or up to approximately $0.33 per share of Foundry common stock, if Foundry is able to successfully liquidate its portfolio of these securities prior to the close of the acquisition. There can be no assurance, however, that the securities are marketable or at what price such securities could or would be sold, or that a market for these securities exists or will exist prior to the close of the transaction. The Special Meeting of Foundry Stockholders relating to the proposed Merger, originally scheduled for October 24, 2008, was adjourned to October 29, 2008 and further adjourned to November 7, 2008. If a definitive agreement is reached between the Company and Brocade regarding the new agreement in principle, the stockholder meeting will be further delayed and additional information regarding the restructured transaction will be distributed to Foundry’s stockholders for their consideration. In that event, it is anticipated that the Foundry stockholder meeting to consider the restructured transaction would be convened in December 2008, with a closing of the transaction in the second half of December 2008.
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
     Critical Accounting Policies and Use of Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 reflect the more significant judgments and estimates used in the preparation of our financial statements. Management believes there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 with the exception of our accounting policy for valuation of investments and fair value measurement as described in Note 1, “Summary of Significant Accounting Policies” and estimates for valuation of our auction rate securities as described in Note 2, “Cash Equivalents and Investments” of our Condensed Consolidated Financial Statements.
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
     Net revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$137,494	83%	$136,974	86%	$520	—
Service	28,408	17%	22,523	14%	5,885	26%

Total net revenue	$165,902	100%	$159,497	100%	$6,405	4%

Net product revenue:
Chassis	$98,996	72%	$97,252	71%	$1,744	2%
Stackable	38,498	28%	39,722	29%	(1,224)	(3%)

Total net product revenue	$137,494	100%	$136,974	100%	$520	—

	Nine Months Ended September 30,
	2008		2007
		% of Net		% of Net
	$	Revenue	$	Revenue	$ Change	% Change
Net revenue:
Product	$398,200	84%	$372,976	85%	$25,224	7%
Service	78,436	16%	65,574	15%	12,862	20%

Total net revenue	$476,636	100%	$438,550	100%	$38,086	9%

Net product revenue:
Chassis	290,480	73%	265,965	71%	$24,515	9%
Stackable	107,720	27%	107,011	29%	709	1%

Total net product revenue	$398,200	100%	$372,976	100%	$25,224	7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Americas	73%	70%	68%	69%
EMEA	17%	16%	20%	16%
Asia Pacific	6%	9%	8%	9%
Japan	4%	5%	4%	6%
     Net product revenue remained relatively consistent in the three months ended September 30, 2008, as compared to the same period in 2007. Revenue for our newer RX, SuperX and XMR/MLX chassis-based products, along with the associated accessories, increased 6% or $4.6 million to $82.5 million during the three months ended September 30, 2008 from $77.9 million during the same period in 2007, which was partially offset by a decrease in our older BigIron and FastIron product lines of $3.4 million to $37.4 million during the three months ended September 30, 2008 from $40.8 million during the same period in 2007.
     During the three months ended September 30, 2008, as compared to the same period in 2007, North American non-Federal commercial net product revenue decreased as a percentage of net product revenue likely due to macroeconomic factors, which negatively impacted customers spending. However, this decrease was offset by an increase in our U.S. government business. Furthermore, during the three months ended September 30, 2008, as compared to the same period in 2007, we experienced a modest decline in both our Asia Pacific and Japan net product sales, as a percentage of net product revenue. This shift in product sales from Asia Pacific and Japan to EMEA and Americas was primarily the result of the growth in our EMEA sales organization, greater geographical diversification within the EMEA region and the increase in Federal program spending during the third quarter of 2008.
     Net product revenue increased 7% in the nine months ended September 30, 2008, as compared to the same period in 2007. This was primarily due to increased sales of our LAN switching and MAN router products, which experienced increased acceptance by our Federal and European customers. In addition, the increase in sales was facilitated by the expansion of our sales organization from 397 sales personnel at September 30, 2007 to 497 at September 30, 2008. Net product revenue from our chassis-based products improved primarily due to greater volume shipments of our XMR/MLX platforms. We experienced a slight mix shift from stackable to chassis products during the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily as a result of an increase in deployments within large customers who typically buy a greater percentage of chassis-based products. Revenue for the RX, SuperX and XMR/MLX chassis-based products, along with the associated accessories, increased 17%, or $35.2 million, to $239.8 million during the nine months ended September 30, 2008 from $204.6 million during the same period in 2007.
     Other than the United States government, no individual customer accounted for 10% or more of our net product revenue for the three and nine months ended September 30, 2008 and 2007. Sales to the United States government accounted for approximately 29% and 22% of total net product revenue during the three months ended September 30, 2008 and 2007, respectively, and increased approximately 34% in absolute dollars. Sales to the United States government accounted for approximately 22% and 17% of total net product revenue during the nine months ended September 30, 2008 and 2007, respectively, and increased approximately 31% in absolute dollars. Sales to the United States government expanded during the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to our investment in our Federal sales force.
     Service revenue consists primarily of revenue from customer support contracts. Although we sell service contracts with either one or five year terms, most service contracts are purchased with a one year term. The 26% and 20% increase in service revenue in the three and nine months ended September 30, 2008 as compared to the same periods in 2007, was due to service contract initiations on new product sales and renewals from our growing installed base of networking equipment. We added 1,336 new customers from September 30, 2007 to September 30, 2008.

Gross Margin
     The following table presents gross margin and the related gross margin percentages (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	$	Margin %	$	Margin %	$	Margin %	$	Margin %
Gross margin:
Product	$85,706	62%	$81,942	60%	$246,405	62%	$215,112	58%
Service	21,075	74%	18,128	80%	55,324	71%	50,269	77%

Total gross margin	$106,781	64%	$100,070	63%	$301,729	63%	$265,381	61%

     Our cost of product revenue consists primarily of material, labor, freight, warranty costs, provisions for excess and obsolete inventory, and manufacturing overhead, which includes stock-based compensation. The increase in product gross margin for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily due to an improved pricing environment and product cost reductions. Improved pricing has been driven by favorable pricing related to our MLX product family and to a lesser extent improvements in other product families. In addition, we have been able to negotiate cost reductions with our contract manufacturers as our products have matured and the volumes have increased. Our product gross margin benefited by $0.2 million or 0.2% and $0.3 million or 0.2% from the sale of fully reserved inventory during the three months ended September 30, 2008 and 2007, respectively, and benefited by $0.8 million or 0.2% and $1.5 million or 0.4% during the nine months ended September 30, 2008 and 2007, respectively.
     Our cost of service revenue consists primarily of costs of providing services under customer support contracts including maintaining adequate spares inventory levels at our service depots. In addition, these costs include materials, labor, and overhead which includes stock-based compensation. The decreases in service gross margin percentage in the three and nine months ended September 30, 2008, over the same periods in 2007, was primarily due to the change in our allocation of technical support services costs and the expansion of our customer support infrastructure to support a larger and more diverse customer base. In prior periods, we allocated technical support costs between cost of service revenue and sales and marketing expense based on a percentage of direct labor hours related to repair work for customers under service contracts. During the first quarter of 2008, we recognized that the workload of our technical support services team had shifted, and they were devoting most of their time providing technical support. For this reason, we began to allocate all of the technical support group costs to cost of service revenue, and, as a result, we recorded an additional expense of $1.8 million and $5.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, which resulted in a decrease in our service-based gross margins. In addition, it has become necessary to make further investments in our support infrastructure, logistics capabilities and inventory to support our larger installed base of enterprise and service provider customers. Service gross margins typically experience variability due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.
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

     Operating Expenses
     The following table presents operating expenses (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		% of Net		% of Net	%		% of Net		% of Net	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Research and development	$24,032	14%	$18,425	12%	30%	$67,685	14%	$57,528	13%	18%
Sales and marketing	46,580	28%	38,425	24%	21%	140,106	29%	116,985	27%	20%
General and administrative	11,267	7%	10,271	6%	10%	33,311	7%	32,975	8%	1%
Other charges, net	2,773	2%	60	—	4521%	2,773	1%	5,660	1%	(51%)
     Research and development expenses consist primarily of salaries and related personnel expenses for engineers, prototype materials, consulting and testing costs, facility costs, depreciation of equipment used in research and development activities, and beginning in fiscal 2008 management information service costs allocated from general and administrative expenses. Research and development expenses for the three and nine months ended September 30, 2008 increased $5.6 million and $10.2 million, respectively, compared to the same periods in 2007. The increase in research and development expenses for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to an increase in salaries of $2.6 million and payroll related expenses of $0.8 million, which largely resulted from salary increases and growth in our research and development headcount. Our research and development headcount increased to 298 at September 30, 2008 from 239 at September 30, 2007. In addition to the increase in our salaries and related personnel expenses, management information services costs allocated from general and administrative expense increased by $0.4 million, and our prototype spending and consulting expense increased by $1.2 million and $0.4 million, respectively, as we continue to improve existing product platforms as well as to develop new platforms. The increase in expenses was offset in part by a favorable decrease in depreciation expense of $0.5 million related to aging test equipment that has been fully depreciated.
     The increase in research and development expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to an increase in salaries of $6.6 million, payroll related expenses of $1.8 million, stock-based compensation of $1.9 million, prototype spending of $0.8 million, design services of $0.8 million, consulting expense of $0.7 million, and management information services costs allocated from general and administrative expense of $1.1 million, offset in part by a favorable decrease in depreciation expense of $1.2 million and $3.0 million decrease in bonus expense. During the first quarter of 2007, we recorded a special one-time bonus of $3.4 million of which $1.6 million related to the suspension of our 1999 Employee Stock Purchase Plan (“ESPP”) and $1.8 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. We believe that investments in research and development, including the retention, recruiting and hiring of engineers and spending on prototype development costs are critical to our ability to remain competitive in the marketplace, and we expect our spending on research and development will grow modestly in absolute dollars during the fourth quarter of 2008.
     Sales and marketing expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, commissions and related expenses for personnel engaged in marketing, sales and customer service functions, as well as expenses associated with trade shows and seminars, advertising, recruiting, travel, cost of facilities, expenses for maintaining customer evaluation inventory at customer sites and beginning in fiscal 2008 management information service costs allocated from general and administrative expenses. Sales and marketing expenses for the three and nine months ended September 30, 2008 increased $8.2 million and $23.1 million, respectively, compared to the same periods in 2007. The increase in sales and marketing expenses for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to an increase in salaries of $4.0 million, payroll related expenses of $1.2 million and commission expenses of $1.2 million, which resulted from salary increases, growth in our sales and marketing headcount and increase in revenue for the three months ended September 30, 2008, as compared to the same period in 2007. Our sales and marketing headcount increased to 581 at September 30, 2008 from 467 at September 30, 2007. In addition to the increase in salaries and related personnel expenses, carrying costs associated with the levels of evaluation and demonstration inventory held at customer sites increased by $1.2 million, travel related expenses increased by $0.6 million due to the expansion of our sales force, and management information services costs allocated from general and administrative expense increased by $1.1 million. The increases in expense were offset by a reduction of $1.8 million from allocating costs from technical support to cost of service revenue as discussed under “Gross Margin” above.
     The increase in sales and marketing expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due an increase in salaries of $12.3 million, payroll related expenses of $4.0 million, stock-based compensation of $3.4 million, and commission expenses of $5.8 million. In addition, our recruiting and travel related expenses increased by $1.1 million and $1.7 million, respectively, to support the increase in our sales organization, and management information services costs allocated from general and administrative expense increased by $2.8 million. The increases in expense were offset by a decrease in advertising expense of $0.6 million, a decrease of technical support costs including stock-based compensation of $5.3 million due to allocating costs from technical support to cost of service revenue as discussed under “Gross Margin” above, and due to a reduction of $3.1 million in bonus expense. We recorded a special one-time bonus in the first quarter of 2007, of which $2.4 million related to the suspension of our ESPP and $0.8 million related to our assumption and reimbursement of employee 409A taxes associated with exercises of certain stock options in 2006 with revised measurement dates. We expect that sales and marketing expenses will continue to grow modestly in absolute dollars as we continue to expand our headcount.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses for the three and nine months ended September 30, 2008 increased by $1.0 million and $0.3 million, respectively, as compared to the same periods in 2007. The increase in general and administrative expenses for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to an increase in legal services of $2.5 million for ongoing litigation, and $0.6 million from increases in salary expense related to the growth in our general and administrative headcount and salary increases. Our ongoing litigation is discussed in the litigation section in Note 6 “Commitments and Contingencies” to Condensed Consolidated Financial Statements. Our general and administrative headcount increased to 96 at September 30, 2008 from 82 at September 30, 2007. The increase in expense was partially offset by a reduction of $0.6 million in consulting services to support our ERP system and other information systems projects and from our 2008 change of the allocation of costs from the management information services group to other departments, which resulted in a reduction of general and administrative expenses of $1.9 million.
     The increase in general and administrative expenses for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was primarily due an increase in salaries and payroll related expenses of $1.8 million and $0.5 million, respectively, increase in legal service fees of $1.2 million, bad debt expense of $0.7 million, and state franchise and property taxes of $0.5 million. The increases in expense were largely offset from the allocation of costs from the management information services group to other departments, which resulted in a reduction of general and administrative expenses of $5.0 million. The increases in expenses were further offset by a decrease in utilities and maintenance expense of $0.5 million and a decrease in bonus expense of $0.5 million. We recorded a special one-time bonus in the first quarter of 2007, of which $0.3 million related to the suspension of our ESPP and $0.4 million related to our assumption of employee 409A taxes associated with 2006 exercises of stock option grants with revised measurement dates. We expect general and administrative expenses to grow in absolute dollars for the fourth quarter of 2008 due to the increase in legal costs related to ongoing litigation.
     Other charges, net increased by $2.7 million during the three months ending September 30, 2008, as compared to the three months ended September 30, 2007, and decreased by $2.9 million during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. We experienced an increase in other charges, net during the third quarter of 2008, due to expenses incurred for the pending acquisition by Brocade and costs related to the action Doug Edrington v. Bobby R. Johnson, Jr., et al, as discussed in the litigation section in Note 6 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements. Other charges in 2007 primarily related to expenses for professional fees and other costs associated with the investigation of stock option grants to our employees.
     Other-Than-Temporary Impairment Charge on Investments
     Based on our other-than-temporary impairment assessment, during the three and nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $13.4 million in net income, primarily due to the change in our intent of holding our auction rate securities until the recovery of the auction rate market or redemption as discussed in Note 2 “Cash Equivalents and Investments” and Note 3 “Fair Value Disclosures” to our Condensed Consolidated Financial Statements.

     Interest and Other Income, Net
     We earn interest income on funds maintained in interest-bearing money market and investment accounts. We recorded interest and other income of $4.7 million and $11.4 million for the three months ended September 30, 2008 and 2007, respectively, and $20.4 million and $32.3 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest and other income in the three and nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to lower interest rates. In the nine months ended September 30, 2007, we recorded an expense of $0.4 million in interest and other income, net relating to the extension of the exercise date for stock options held by certain former employees who were not permitted to exercise their stock options until certain conditions were met. Our total cash and investments increased $68.0 million, or 7%, from September 30, 2007 to September 30, 2008. We believe our interest income will gradually decline during the remainder of 2008 as our portfolio of investments rolls out of higher yielding instruments and into new instruments yielding a market rate of interest.
     Provision for Income Taxes
     Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective income tax rates for the three months ended September 30, 2008 and 2007 were 67% and 38%, respectively. The effective income tax rates for the nine months ended September 30, 2008 and 2007 were 43% and 38%, respectively. These rates reflect applicable federal and state tax rates, offset primarily by the tax impact of research and development tax credits, tax-exempt interest income, and the US production activities deduction. The higher effective tax rate for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to the unfavorable impact from the other-than-temporary impairment charge on investments and impact from increased stock-based compensation in 2008, partially offset by additional disqualifying dispositions in 2008.
     Liquidity and Capital Resources
     As of September 30, 2008, we held $67.3 million of municipal note investments at fair value, which is net of $13.4 million in other-than-temporary losses. Each of these notes operates with an auction reset feature (“auction rate securities”) and have underlying assets that are primarily student loans. As a result of the illiquidity in the auction rate market, actual market prices or relevant observable inputs were not readily available to determine the fair value of our auction rate securities. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. The current market conditions required us to use discounted cash-flow valuation models that depend on significant unobservable inputs to value our auction rate securities. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the securities based on the best information available in the circumstances. Our auction rate securities were valued based on Level 3 inputs at September 30, 2008 from Level 2 inputs at December 31, 2007. The fair value of our auction rate securities based on Level 3 inputs represented approximately 7% of our cash, cash equivalents and investment portfolio.
     The significant unobservable inputs that we used to determine the value of our auction rate securities included a discount rate of interest based on the underlying credit rating, insurance on the instrument, underlying collateral, ability to restructure and weighted average maturity of the underlying student loan collateral. We validated the model by benchmarking the valuation with securities having similar features. Based on the valuation model, we recorded an other-than-temporary impairment loss of $13.4 million during the three and nine months ended September 30, 2008, as discussed below. The other-than-temporary impairment loss recorded during the three months ended September 30, 2008 was based on, among other factors, utilizing the weighted average maturity of the underlying student loan collateral in the valuation models. The weighted average maturity assumption factored into our valuation models at September 30, 2008. This was a change from our previous estimate of the time that would be required for the underlying liquidity issues in the auction rate security market to be resolved. Our current estimate is based on our assumption that the auction rate securities market as it previously operated is not going to return. The other-than-temporary impairment charge of $13.4 million represents $7.4 million in recognized loss on these investments during the three months ended September 30, 2008 and $6.0 million of loss reclassified from accumulated other comprehensive loss previously recorded in the six months ended June 30, 2008 to net income.
     During the three and nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $13.4 million in net income, due to the change in our intent of holding our auction rate securities until final maturity. On October 31, 2008, we announced as part of an agreement in principle to amend our merger agreement with Brocade Communications Systems, Inc. such that our stockholders may receive the proceeds of the sale of our portfolio of auction rate securities, up to $50.0 million in the aggregate, or up to approximately $0.33 per share of Foundry common stock, if we are able to successfully liquidate our portfolio of these securities prior to the close of the acquisition. Accordingly, while in absence of the merger, we fully intended to hold the auction rate securities to maturity. We now believe that because these securities may be liquidated prior to the closing of the merger, we no longer have an unconditional intent to hold the auction rate securities until the recovery of the auction rate market or their redemption and we have, accordingly, recorded the other-than-temporarily impairment in the third quarter of 2008.

     There is no assurance that auctions on the auction rate securities in our investment portfolio will succeed. As a result of the auction failures, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. As of September 30, 2008, $67.3 million of our auction rate securities were held as long-term investments since the estimated remaining life of the underlying student loan collateral is greater than a year, and there is no assurance that we will be able to successfully liquidate our auction rate security portfolio based upon whether these securities are marketable, or at what price such securities could or will be sold, or that a market for these securities exists, or will exist in the next year. As of September 30, 2008, $52.4 million of our auction rate securities had AAA credit ratings, and $14.9 million had AA credit ratings. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If the current market conditions further deteriorate, the issuers are unable to successfully close future auctions and/or if their credit ratings decline, we may in the future be required to record an additional other-than-temporary impairment loss in the income statement on these securities.
     During the second quarter of 2008, issuers of auction rate securities, similar to those held by us, began to call certain of their auction rate securities at par. During the third quarter of 2008, one of our auction rate securities, representing approximately 3% of our auction rate portfolio, was called at par. On October 7, 2008, the underwriter of our auction rate securities offered us an Auction Rate Securities Rights Agreement (the “Rights Agreement”). The Rights Agreement would enable us to sell our portfolio of auction rate securities at its original cost to the underwriter at any time during the period of June 30, 2010, through July 2, 2012. The Rights Agreement also would enable the underwriter to pay us their original cost of the auction rate securities at any time after we accept the underwriter’s offer. The underwriter would also provide “no net cost” loans up to the original cost of the auction rate security until June 30, 2010 at our election. “No net cost” is defined in the Rights Agreement as a loan for a portion of the principal amount of the par value of the auction rate security with an interest rate equivalent to the interest rate on the auction rate security we are holding. On October 16, 2008, our management was authorized by our Board of Directors to review and enter into the rights offering after a comprehensive review of the Rights Agreement. The deadline for us to accept the Rights Agreement is November 14, 2008. Notwithstanding this redemption and proposed rights offering, there is no guarantee that any of our auction rate portfolio will be called at par or otherwise regain liquidity.
     Cash, cash equivalents, and investments increased by $192.1 million during the nine months ended September 30, 2008, as compared to December 31, 2007, primarily due to net proceeds from maturities and purchases of investments of $138.3 million, cash generated from operations of $80.7 million, and the receipt of $46.8 million in cash from issuances of common stock to employees under stock plans, offset by the $75.6 million repurchase of common stock. Cash provided by operating activities was primarily attributable to net income of $36.7 million, plus adjustments for non-cash charges, including $38.6 million of stock-based compensation, $13.4 million for the other-than-temporary impairment charge on investments, $7.4 million of depreciation and amortization and $6.1 million of inventory provisions. The increases were offset by an increase in excess tax benefit from stock-based compensation of $4.3 million and a net decrease in operating assets and liabilities of $16.4 million.
     Inventories were $51.9 million and $42.4 million as of September 30, 2008 and December 31, 2007, respectively. Inventories were higher at September 30, 2008 due to a broader product offering to support our sales efforts and a larger installed customer base. Inventory turnover was approximately 5.1 and 7.6 as of September 30, 2008 and December 31, 2007, respectively. The reduction in inventory turnover coincides with the build up of inventory to support our sales efforts, our desire to fill more orders from on-hand inventory, and our larger installed customer base.
     Accounts receivable, net of allowances, decreased $8.6 million during the nine months ending September 30, 2008, as compared to December 31, 2007. Our accounts receivable and days sales outstanding (“DSO”) are primarily affected by shipment linearity, customer location, collections performance, and timing of support contract renewals. DSO, calculated based on annualized revenue for the most recent quarter ended and net accounts receivable as of the balance sheet date, was 63 days and 65 days as of September 30, 2008 and December 31, 2007, respectively.
     In July 2007, our Board of Directors approved a share repurchase program authorizing us to purchase up to $200 million of our common stock. In April of 2008, our Board of Directors approved an expansion to the share repurchase program authorizing us to repurchase an additional $100 million of our common stock. This approval expands the share repurchase authorization to $300 million. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors, in accordance with SEC requirements. The authorization to repurchase common stock expires on December 31, 2008. During the nine months ended September 30, 2008, we repurchased 5.6 million shares of our common stock through open market purchases at an average price of $13.40 per share. The total purchase price of $75.6 million was reflected as a decrease in retained earnings in the nine months ended September 30, 2008.
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
     Off-Balance Sheet Arrangements and Contractual Obligations
     Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases of facilities and equipment	$12,327	$5,916	$6,082	$329	$—
Purchase commitments with contract manufacturers	69,605	69,605	—	—	—

Total contractual cash obligations	$81,932	$75,521	$6,082	$329	$—

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
     Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. No amounts are reflected in our condensed consolidated financial statements as of September 30, 2008 or December 31, 2007 related to these indemnifications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as mentioned below:
     As of September 30, 2008, we had investments of approximately $67.3 million in auction rate securities (“ARS”). During the nine months ended September 30, 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS in the auction market during the nine months ended September 30, 2008. See “Part I, Item II — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
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
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Our business and results of operations may be affected by the announcement of our merger with Brocade Communication Systems, Inc.
     On July 21, 2008, we entered into a merger agreement with Brocade. The pending merger could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases pending completion of the merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our equipment, software and/or services due to potential uncertainty about the direction of the combined company’s product offerings and the combined company’s support and service of existing products. To the extent that the pending merger creates uncertainty among customers or Foundry employees such that one large customer, or a significant group of small customers, delays purchase decisions pending completion of the merger, or employees depart the Company or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, employees, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.
     Additionally, we are subject to additional risks in connection with the pending merger, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee to Brocade pursuant to the terms of the merger agreement, (2) the outcome of any legal proceedings that have been or may be instituted against us and others relating to the transactions contemplated by the merger agreement, (3) the failure of the pending merger to close for any reason or the failure of Brocade to obtain the necessary debt financing set forth in the commitment letter described in the merger agreement, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the merger agreement and the potential impact of such covenants on our business, (5) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of our current business plan, and (6) potential difficulties in employee retention arising from the pending merger.
     We may suffer additional consequences if the merger with Brocade is not completed.
     If the merger with Brocade is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	Activities relating to the acquisition and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We could be required to pay Brocade a termination fee and provide reimbursement to Brocade for certain costs incurred;

•	We would remain liable for our costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•	We may experience the departure of employees from the Company; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
     Completion of the merger is subject to customary conditions, including (i) adoption of the merger agreement by holders of a majority of the Foundry common stock outstanding and (ii) absence of any law or order prohibiting the consummation of the merger.
     In connection with the merger, we have filed a proxy statement/prospectus with the Securities and Exchange Commission on September 25, 2008 and mailed the proxy statement for the special meeting of stockholders of Foundry, which was originally scheduled for October 24, 2008. On October 24, 2008, we announced that our board of directors had decided to adjourn the special meeting of stockholders to October 29, 2008. On October 29, 2008, we announced that our board of directors had entered into an agreement in principle to amend the merger agreement and that our board of directors had decided to adjourn the special meeting of stockholders to November 7, 2008 to provide Foundry and Brocade the opportunity to negotiate the terms of the amendment. If a definitive agreement is reached between Foundry and Brocade regarding the agreement in principle, the stockholder meeting will be further delayed and additional information regarding the restructured transaction will be distributed to Foundry’s stockholders for their consideration. The proxy statement, as it may be amended and restated, contains or will contain important information about us, Brocade and the proposed merger and related matters. We urge all of our stockholders to read the proxy statement, or, if applicable, the amended and restated proxy statement.
     The slowdown in the domestic and global economies may adversely affect our financial condition and operating results.
     The domestic and global economies are undergoing a period of slowdown, which some observers view as a recession. It is likely that this slowdown will result in reduced demand for information technology, including high performance data networking solutions. Problems in the United States credit markets occasioned by problems in the United States housing market have negatively impacted our prospective customers as well as customer demand in other areas. Information technology spending has historically declined as general economic and market conditions have worsened, and if the domestic or global economy undergoes a significant downturn, or if our customers believe such a downturn is imminent, our customers would likely reduce their information technology spending and future budgets. We may be particularly susceptible to reductions in information technology spending because the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources.
     Delays in or a reduction in information technology spending, domestically or internationally, could harm our business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, lowered prices for our products and reduced sales volumes.
     Similarly, if our suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition, increased operating costs and longer fulfillment cycles, which could adversely affect our business, results of operations and financial condition.
     Given the current uncertainty about the extent and duration of the global financial slowdown, it is becoming increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that would increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that would result in an inability to satisfy demand for our products and a loss of market share.
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
     As of September 30, 2008, we held $67.3 million of municipal note investments at fair value, which is net of $13.4 million in other-than-temporary impairment losses, classified as long-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets were primarily in student loans. During the three and nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $13.4 million in net income, due to the change in our intent of holding our auction rate securities until a recovery of the auction rate market or redemption. On October 31, 2008, we announced as part of an agreement in principle to amend our merger agreement with Brocade Communications Systems, Inc. that our stockholders may receive the proceeds of the sale of our portfolio of auction rate securities, up to an amount of $50.0 million in the aggregate, or up to approximately $0.33 per share of Foundry common stock, if we are able to successfully liquidate our portfolio of these securities prior to the close of the acquisition. Accordingly, while in absence of the merger, we fully intended to hold the auction rate securities to maturity. We now believe that because these securities may be liquidated prior to the closing of the merger, we no longer have an unconditional intent to hold the auction rate securities until the recovery of the auction rate market or their redemption and we have, accordingly, recorded the other-than-temporarily impairment in the third quarter of 2008.
     As of September 30, 2008, we have continued to classify our auction rate securities of $67.3 million in the balance sheet as long-term investments since the estimated remaining life of the underlying student loan collateral is greater than a year, and there is no assurance that we will be able to successfully liquidate our auction rate security portfolio based upon whether these securities are marketable, or at what price such securities could or will be sold, or that a market for these securities exists, or will exist in the next year. As of September 30, 2008, $52.4 million of our auction rate securities were rated AAA, and $14.9 million had AA credit ratings. Auctions for some of these auction rate securities have recently failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.
     If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, or we decide to liquidate the securities prior to their maturity date we may be required to record additional impairment charges on these investments. We may be required to wait until liquidity is restored for these instruments or until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value.
     On October 7, 2008, the underwriter of our auction rate securities offered us an Auction Rate Securities Rights Agreement (the “Rights Agreement”). The Rights Agreement would enable us to sell our portfolio of auction rate securities at its original cost to the underwriter at any time during the period of June 30, 2010, through July 2, 2012. The Rights Agreement also would enable the underwriter to pay us the original cost of the auction rate securities at any time after we accept the underwriter’s offer. The underwriter would also provide “no net cost” loans up to the original cost of the auction rate security until June 30, 2010 at our election. “No net cost” is defined in the Rights Agreement as a loan for a portion of the principal amount of the par value of the auction rate security with an interest rate equivalent to the interest rate on the auction rate security we are holding. On October 16, 2008, our management was authorized by our Board of Directors to review and enter into the rights offering after a comprehensive review of the Rights Agreement. The deadline for us to accept the Rights Agreement is November 14, 2008.
We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
     Sales to our ten largest customers accounted for 22% and 28% of net product revenue for the nine months ended September 30, 2008 and 2007, respectively. The loss of continued orders from any of our more significant customers, such as the United States government or individual agencies within the United States government could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.
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
     As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for us in particular, representing approximately 22% and 17% of our total revenue for the nine months ended September 30, 2008 and 2007. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of our products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of our systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If we fail to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of our existing contracts, or if the government fails to reduce the budget deficit, our financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to our other customers.
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
•	seasonal reductions in business activity;

•	potential recessions in economies outside the United States;

•	adverse fluctuations in currency exchange rates;

•	difficulties in managing operations and in servicing products under contracts across disparate geographic areas;

•	export restrictions;

•	unexpected changes in regulatory requirements;

•	higher costs of doing business in foreign countries;

•	longer accounts receivable collection cycles;

•	potential adverse tax consequences;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	natural disasters and widespread medical epidemics;

•	military conflict and terrorist activities; and

•	political instability.
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
     As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

If the merger with Brocade does not occur, we might engage in acquisitions that could result in dilution for our stockholders, disrupt our operations, cause us to incur substantial expenses and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.
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
If our products do not interface with our customers’ networks, our sales may be delayed or cancelled and our business could be harmed.
     Our products need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interface with those of our customers’ networks, demand for our products could be adversely affected, orders for our products could be cancelled or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

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
     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Although as part of the merger with Brocade, we agreed not to issue any of these preferred shares without Brocade’s consent, we would have the ability to issue such shares if the merger were not completed. The rights of holders of our common stock may be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued by us in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Foundry without further action by our stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Foundry, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to repurchases of common stock by Foundry Networks, Inc. during the three months ended September 30, 2008:

				Approximate Dollar
			Total	Value of Shares
	Total Number	Average Price	Number of Shares	That May Yet Be
	of Shares	Paid per	Purchased as Part of	Purchased Under the
Period	Purchased (1)	Share (1)	Repurchase Program(2)	Repurchase Program (2)
July 1 — 31	87,278	$17.38	—	$141,289,432
August 1 — 31	—	$—	—	$141,289,432
September 1 — 30	178,394	$18.36	—	$141,289,432

Total	265,672	$18.04	—	$141,289,432

(1)	Includes 265,672 shares repurchased to satisfy tax withholding obligations that arise on the vesting of restricted stock awards.

(2)	In July 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its common stock. In April 2008, the Company’s Board of Directors approved an increase to the size of the share repurchase program of an additional $100 million. This approval expands the share repurchase authorization to $300 million. Since inception of the stock repurchase program, the Company repurchased and retired 10,020,922 shares of its common stock at a weighted-average price of $15.82 per share for an aggregate purchase price of $158.7 million including the related transaction fees. The remaining authorized amount for stock repurchases under this program, including the expansion amount announced in April 2008, was approximately $141.3 million and will expire on December 31, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated as of July 21, 2008, by and among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (Filed as Exhibit 2.1 to registrant’s current report on Form 8-K on July 23, 2008 and incorporated herein by reference).

2.2	Voting Agreement, dated as of July 21, 2008, by and among Brocade Communications Systems, Inc. and Bobby R. Johnson, Jr. (Filed as Exhibit 2.2 to registrant’s current report on Form 8-K on July 23, 2008 and incorporated herein by reference).

10.23	Form of Stock Unit Agreement entered into between Foundry Networks, Inc. and certain executive officers (Filed as Exhibit 10.23 to registrant’s current report on Form 8-K on August 6, 2008 and incorporated herein by reference).

10.24	Form of Stock Unit Agreement for Non-U.S. Participants (Filed as Exhibit 10.24 to registrant’s current report on Form 8-K on August 6, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Foundry Networks, Inc. (Registrant)
By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 6, 2008

Exhibit Index

Number	Description
2.1	Agreement and Plan of Merger, dated as of July 21, 2008, by and among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (Filed as Exhibit 2.1 to registrant’s current report on Form 8-K on July 23, 2008 and incorporated herein by reference).

2.2	Voting Agreement, dated as of July 21, 2008, by and among Brocade Communications Systems, Inc. and Bobby R. Johnson, Jr. (Filed as Exhibit 2.2 to registrant’s current report on Form 8-K on July 23, 2008 and incorporated herein by reference).

10.23	Form of Stock Unit Agreement entered into between Foundry Networks, Inc. and certain executive officers (Filed as Exhibit 10.23 to registrant’s current report on Form 8-K on August 6, 2008 and incorporated herein by reference).

10.24	Form of Stock Unit Agreement for Non-U.S. Participants (Filed as Exhibit 10.24 to registrant’s current report on Form 8-K on August 6, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.